Form 10QSB
period 1999-08-30
IDAHO TECHNICAL INC
filed 1999-10-27
CIK 1084000

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

BEGIN PAGE AT "START"
























(This space intentionally left blank.)

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the period ended: August 31, 1999

                         Commission File No. 0-26057

                             IDAHO TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Idaho                                                82-0507874
- -------------------------------                          ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

                 6352 Almquist Ave., P.O. Box 396, Murray, Idaho 83874
              ---------------------------------------------------------
                   (Address of principal executive offices)

                               (208) 263-8179
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ X ] Yes    [   ] No

As of August 31, 1999, Registrant had 2,797,130 shares of common stock outstanding.

Title of Class

                                   INDEX
                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

Balance Sheets, February 28, 1999 and August 31, 1999
         (Unaudited)                                                  4

Statements of Operations, Six Months Ended August 31, 1998 and
        Six Months Ended August 31, 1999 (Unaudited) and from
        August 1, 1968 (Date of Inception) through August 31, 1999
        (Unaudited)                                                   5

Statements of Stockholders' Equity, From August 1, 1968
        (Date of Inception) through August 31, 1999 (Unaudited)       6

Statements of Cash Flows, Six Months Ended August 31, 1998
         and Six Months ended August 31, 1999 (Unaudited) and
         from August 1, 1968 (Date of Inception) through
         August 31, 1999 (Unaudited)                                  7

Notes to Financial Statements                                         8

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                         8

PART II. OTHER INFORMATION                                            8

Item 1.  Index to Exhibits                                            8
         a.     Reports on Form 8-K
         b.     Signatures                                            8
         c.     Exhibit 27 - Financial Data Schedule                  9

IDAHO TECHNICAL, INC.
BALANCE SHEET

                                                                          August 31,
                                                         February 28,        1999
                                                            1999          (unaudited)
                                                        ------------    -------------
Assets                                                  $       -       $       -
                                                        ------------    -------------
                                                        $       -       $       -
                                                        ============    =============

Liabilities
  Accounts payable                                      $        -       $    1,715

Stockholders' Equity

  Common stock - 60,000,000 shares,
     $.005 par value, authorized:
     2,797,130 shares issued and outstanding                 13,986          13,986
  Additional paid-in capital                                 80,871          86,871
  Deficit accumulated during the development stage          (94,857)        (96,572)
                                                        ------------    -------------
          Total stockholders' equity                            -            (1,715)
                                                        ------------    -------------
                                                        $        -      $       -
                                                        ============    =============



IDAHO TECHNICAL, INC.
STATEMENTS OF OPERATIONS

                             Period from August         (Unaudited)
                             1, 1968 (Date of        Six Months Ended
                             Inception) to         Aug 31,       Aug 31,
                             February 28, 1999      1998           1999
                             -----------------    --------       --------
Revenues                     $         -          $   -          $     -

Expenses                               5,500            500          1,715
                             -----------------    ---------       --------
Net Loss From
  Operations                          (5,500)          (500)        (1,715)

Loss From Discontinued
  Operations                         (89,357)           -              -
                             -----------------    ---------       --------

Net Loss                     $       (94,857)     $    (500)      $ (1,715)
                             =================    =========       ========



IDAHO TECHNICAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Period from August 1, 1968 (Date of inception) to August 31, 1999

                                                            Deficit
                                                            Accumulated
                                              Additional    During the
                                Common        Paid-in       Development
                                Stock         Capital       Stage             Total
                                ----------    -----------   -------------     -----------
At Inception, August 1, 1968    $     -       $      -      $       -         $     -
Add (Deduct):
1969-14,130 shares issued
     for services for $.05
     per share                         71            631            -               702
1970-1,405,000 shares issued
     for mining rights for $.05
     per share                      7,025          63,225            -            70,250
1970-55,500 shares issued
     for services for $.05
     per share                        278           2,497           -             2,775
1973-10,000 shares issued
     for services for $.05
     per share                         50             450            -              500
1976-500 shares issued
     for services for $.05
     per share                          3              22            -               25
1978-12,000 shares issued
     for services for $.05
     per share                         60             540            -              600
1980-225,000 shares issued
     for services for $.05
     per share                      1,125          10,125            -           11,250
1984-20,000 shares issued
     for services for $.05
     per share                        100             900            -            1,000
1986-10,000 shares issued
     for services for $.05
     per share                         50             450            -              500
1990 - 10,000 shares issued
     for services for $.05
     per share                         50             450            -              500
1993-25,000 shares issued
     for services for $.05
     per share                        125           1,125            -            1,250
Net loss from inception
     through February 28, 1997        -                -         (89,357)       (89,357)
                                ----------    -----------   -------------     -----------
Balances, February 28, 1997         8,936          80,421        (89,357)           -
Deduct:
     Net loss for the year
     ended February 28, 1998          -                -             -              -
                                ----------    -----------   -------------     -----------
Balances, February 28, 1998     $   8,936     $    80,421   $    (89,357)     $     -


IDAHO TECHNICAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
Period from August 1, 1968 (Date of inception) to August 31, 1999

                                                            Deficit
                                                            Accumulated
                                              Additional    During the
                                Common        Paid-in       Development
                                Stock         Capital       Stage             Total
                                ----------    -----------   -------------     -----------
Balance forward                 $   8,936     $ 80,421      $   (89,357)        $      -

Add (Deduct):
1999-10,000 shares issued for
     services for $.05 per share
     in April 1998                     50          450              -                500
1999-1,000,000 shares issued for
     services for $.005 per share
     in January 1999                5,000          -                -              5,000
Net loss for the year ended
     February 28, 1999                -            -             (5,500)          (5,500)
                                ----------    -----------   -------------     -----------
Balances, February 28, 1999     $  13,986     $ 80,871      $   (94,857)      $      -

Add (Deduct):
Net loss for the six months
ended August 31, 1999                     -            -             (1,715)          (1,715)
(unaudited)                     ----------    -----------   -------------     -----------

Balances, August 31, 1999
(unaudited)                     $  13,986     $ 80,871      $   (96,572)      $   (1,715)
                                ==========    ===========   =============     ===========

IDAHO TECHNICAL, INC.
STATEMENTS OF CASH FLOWS


                                      Period from August           (Unaudited)
                                      1, 1968 (Date of           Six Months Ended
                                      Inception) to            Aug 31,        Aug 31,
                                      February 28, 1999         1998           1999
                                      -----------------    --------       --------
Cash Flows From Operating
Activities
 Net loss                            $     (94,857)        $   (500)      $ (1,715)
 Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities:
     Issuance of common
     Stock for services
     rendered and claims                    94,857             (500)           -
     Increase in accounts
       Payable                                 -                -            1,715
                                     ----------------       --------      --------

 Net cash provided by
   operating activities                        -                -              -

Net Increase in Cash

Cash, Beginning of
   Year/Period                               -                  -              -
                                     -----------------       --------       --------

Cash, End of Year/Period             $         -             $   -          $   -
                                     =================       ========       ========

IDAHO TECHNICAL, INC.
NOTES TO FINANCIAL STATEMENTS

The unaudited interim financial statements for the six months ended August 31, 1998 and 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein, in accordance with generally accepted accounting principles.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The Company was formed in 1968 and obtained certain mining claims and rights. Those rights were subsequently abandoned and the Company has conducted no business since 1993. The Company has never generated any revenue in its history. The Company is currently pursuing registration as a public company. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable options.


PART II.  OTHER INFORMATION

Item     1.     Exhibits and reports on Form 8-K

          a.     Reports on Form 8-K
          b.     Signatures
          c.     Exhibit 27 - Financial Data Schedule



(a) There have been no reports on Form 8-K for the six months ending August 31, 1999.



                  (b)     Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO  TECHNICAL,  INC.
(Registrant)

Date:  October 19,  1999                     /s/ Dale  F.  Miller
                                            ------------------------------
                                            Dale  F.  Miller,  President