Form 10QSB
period 1999-11-30
IDAHO TECHNICAL INC
filed 2000-02-01
CIK 1084000

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

                     For the period ended: November 30,1999

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

                              [ X ] Yes    [   ] No

As of November 30,1999, Registrant had 2,797,130 shares of common stock outstanding.

Title of Class

                                   INDEX
                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

Balance Sheets, February 28, 1999 and November 30,1999
         (Unaudited)                                                  4

Statements of Operations, Nine Months Ended November 30, 1998 and
        Nine Months Ended November 30,1999 (Unaudited) and from
        August 1, 1968 (Date of Inception) through November 30,1999
        (Unaudited)                                                   5

Statements of Stockholders' Equity, From August 1, 1968
        (Date of Inception) through November 30,1999 (Unaudited)       6

Statements of Cash Flows, Nine Months Ended November 30, 1998
         and Nine Months ended November 30,1999 (Unaudited) and
         from August 1, 1968 (Date of Inception) through
         November 30,1999 (Unaudited)                                  7

Notes to Financial Statements                                         8

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                         8

PART II. OTHER INFORMATION                                            8

Item 1.  Index to Exhibits                                            8
         a.     Reports on Form 8-K
         b.     Signatures                                            8
         c.     Exhibit 27 - Financial Data Schedule                  9

IDAHO TECHNICAL, INC.
BALANCE SHEET

                                                                          November 30,
                                                         February 28,        1999
                                                            1999          (unaudited)
                                                        ------------    -------------
Assets                                                  $       -       $       -
                                                        ------------    -------------
                                                        $       -       $       -
                                                        ============    =============

Liabilities
  Accounts payable                                      $        -       $    1,715

Stockholders' Equity

  Common stock - 60,000,000 shares,
     $.005 par value, authorized:
     2,797,130 shares issued and outstanding                 13,986          13,986
  Additional paid-in capital                                 80,871          86,871
  Deficit accumulated during the development stage          (94,857)        (96,572)
                                                        ------------    -------------
          Total stockholders' equity                            -            (1,715)
                                                        ------------    -------------
                                                        $        -      $       -
                                                        ============    =============



IDAHO TECHNICAL, INC.
STATEMENTS OF OPERATIONS

                             Period from August         (Unaudited)
                             1, 1968 (Date of        Nine Months Ended
                             Inception) to         Nov, 30,       Nov, 30,
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
                             =================    =========       ========



IDAHO TECHNICAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Period from August 1, 1968 (Date of inception) to November 30,1999

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


IDAHO TECHNICAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
Period from August 1, 1968 (Date of inception) to November 30,1999

                                                            Deficit
                                                            Accumulated
                                              Additional    During the
                                Common        Paid-in       Development
                                Stock         Capital       Stage             Total
                                ----------    -----------   -------------     -----------
Balance forward                 $   8,936     $ 80,421      $   (89,357)        $      -

Add (Deduct):
1999-10,000 shares issued for
     services for $.05 per share
     in April 1998                     50          450              -                500
1999-1,000,000 shares issued for
     services for $.005 per share
     in January 1999                5,000          -                -              5,000
Net loss for the year ended
     February 28, 1999                -            -             (5,500)          (5,500)
                                ----------    -----------   -------------     -----------
Balances, February 28, 1999     $  13,986     $ 80,871      $   (94,857)      $      -

Add (Deduct):
Net loss for the nine months
ended November 30,1999                     -            -             (1,715)
(1,715)
(unaudited)                     ----------    -----------   -------------     -----------

Balances, November 30,1999
(unaudited)                     $  13,986     $ 80,871      $   (96,572)      $   (1,715)
                                ==========    ===========   =============     ===========

IDAHO TECHNICAL, INC.
STATEMENTS OF CASH FLOWS


                                      Period from August           (Unaudited)
                                      1, 1968 (Date of           Nine Months Ended
                                      Inception) to            Nov 30,        Nov 30,
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
                                     =================       ========       ========

IDAHO TECHNICAL, INC.
NOTES TO FINANCIAL STATEMENTS

The unaudited interim financial statements for the nine months ended November 30, 1998 and 1999 have been prepared on the same basis as the audited financial statements and,in the opinion of management, include all adjustments necessary to present fairly the information set forth therein, in accordance with generally accepted accounting principles.


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



(a) There have been no reports on Form 8-K for the nine months ending November 30,1999.



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