Form 10QSB
period 2000-05-31
IDAHO TECHNICAL INC
filed 2000-07-18
CIK 1084000

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

                     For the period ended: May 31, 2000

                         Commission File No. 0-26057

                             IDAHO TECHNICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                                82-0507874
- -------------------------------                          ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

                     6253 Almquist Ave., Murray, Id. 83874
              ---------------------------------------------------------
                   (Address of principal executive offices)

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

                              [ X ] Yes    [   ] No

As of May 31, 2000, Registrant had 3,797,330 shares of common stock outstanding.

Title of Class

                                   INDEX
                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

Balance Sheets, February 29, 2000 and May 31, 2000                     3
                (Unaudited)

Statements of Operations, Three Months Ended May 31, 1999 and
        Three Months Ended May 31, 2000 (Unaudited) and from
        August 1, 1968 (Date of Inception) through May 31, 2000        4
        (Unaudited)

Statements of Stockholders' Equity, From August 1, 1968
        (Date of Inception) through May 31, 2000 (Unaudited)           5

Statements of Cash Flows, Three Months Ended May 31, 1999
         and Three Months ended May 31, 2000 (Unaudited) and
         from August 1, 1968 (Date of Inception) through
         May 31, 2000 (Unaudited)                                      7

Notes to Financial Statements                                          8

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                          8

PART II. OTHER INFORMATION

Item 1.  Index to Exhibits
         a.     Reports on Form 8-K                                    9
         b.     Signatures                                             9
         c.     Exhibit 27 - Financial Data Schedule                  10

IDAHO TECHNICAL, INC.
BALANCE SHEET

                                                                          May 31,
                                                         February 29      2000
                                                            2000          (unaudited)
                                                        ------------    -------------
Assets                                                  $       -       $       -
                                                        ------------    -------------
                                                        $       -       $       -
                                                        ============    =============

Liabilities
  Accounts payable                                      $        -       $    2,000

Stockholders' Equity

  Common stock - 60,000,000 shares,
     $.005 par value, authorized:
     3,797,330 shares issued and outstanding                 18,987          18,987
  Additional paid-in capital                                 80,871          80,871
  Deficit accumulated during the development stage          (99,858)       (101,858)
                                                        ------------    -------------
          Total stockholders' equity                            -           (2,000)
                                                        ------------    -------------
                                                        $        -      $       -
                                                        ============    =============






























The accompanying notes are an integral part of these financial statements.

IDAHO TECHNICAL, INC.
STATEMENTS OF OPERATIONS

                             Period from August         (Unaudited)
                             1, 1968 (Date of        Three Months Ended
                             Inception) to          May 31,         May 31,
                             May 31, 2000       1999            2000


Expenses                            12,501                          2,000
                             -----------------    ---------        --------
Net Loss From
  Operations                       (12,501)           -             (2,000)

Loss From Discontinued
  Operations                       (89,357)           -               -
                             -----------------    ---------       --------

Net Loss                     $     (101,858)     $     -      $     (2,000)
                             =================    =========       ========





































The accompanying notes are an integral part of these financial statements.

IDAHO TECHNICAL, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Period from August 1, 1968 (Date of inception) to May 31,2000

                                                            Deficit
                                                            Accumulated
                                              Additional    During the
                                Common        Paid-in       Development
                                Stock         Capital       Stage             Total
                                ----------    -----------   -------------     -----------
At Inception, August 1, 1968    $     -       $      -      $       -         $     -
Add (Deduct):
1969-14,130 shares issued
     for services for $.05
     per share                         70            637            -               707
1970-1,405,000 shares issued
     for mining rights for $.05
     per share                      7,025          63,225            -            70,250
1970-55,500 shares issued
     for services for $.05
     per share                        278           2,497           -             2,775
1973-10,000 shares issued
     for services for $.05
     per share                         50             450            -              500
1976-500 shares issued
     for services for $.05
     per share                          3              22            -               25
1978-12,000 shares issued
     for services for $.05
     per share                         60             540            -              600
1980-225,000 shares issued
     for services for $.05
     per share                      1,125          10,125            -           11,250
1984-20,000 shares issued
     for services for $.05
     per share                        100             900            -            1,000
1986-10,000 shares issued
     for services for $.05
     per share                         50             450            -              500
1990 - 10,000 shares issued
     for services for $.05
     per share                         50             450            -              500
1993-25,000 shares issued
     for services for $.05
     per share                        125           1,125            -            1,250
Net loss from inception
     through February 28, 1998        -                -         (89,357)       (89,357)
                                ----------    -----------   -------------     -----------
Balances, February 28, 1998         8,936          80,421        (89,357)           -
Deduct:




IDAHO TECHNICAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
Period from August 1, 1968 (Date of inception) to May 31, 2000

                                                            Deficit
                                                            Accumulated
                                              Additional    During the
                                Common        Paid-in       Development
                                Stock         Capital       Stage             Total
                                ----------    -----------   -------------     -----------
Balance forward                 $   8,936     $ 80,421      $   (89,357)        $      -

Add (Deduct):
1999-10,000 shares issued for
     services for $.05 per share
     in April 1998                     50          450              -                500
1999-1,000,000 shares issued for
     services for $.005 per share
     in January 1999                5,000          -                -              5,000
Net loss for the year ended
     February 28, 1999                -            -             (5,500)          (5,500)
                                ----------    -----------   -------------     -----------
Balances, February 28, 1999     $  13,986     $ 80,871      $   (94,857)      $      -

Add (Deduct):
  2000 1,000,200 shares issued for services for $ .005 per share in Feb 2000

                                 $ 5,001                                      $    5,001

Net loss for the year ended February 29, 2000                     (5,001)         (5,001)

BALANCES, FEBRUARY 29,2000       $18,987        $80,871          $(99,858)            -
                                ----------    -----------   -------------     -----------

Add (Deduct):
  Net loss for the three months
ended may 31, 2000                    -              -            (2,000)             -
                                ----------    -----------    -------------    -----------

Balances, May 31, 2000            18,987         80,871      $   (101,858)    $  (2,000)
                                ==========    ===========    =============    ===========












The accompanying notes are an integral part of these financial statements.

IDAHO TECHNICAL, INC.
STATEMENTS OF CASH FLOWS


                                      Period from August           (Unaudited)
                                      1, 1968 (Date of           Three Months Ended
                                      Inception) to            May 31,        May31,
                                      May 31, 2000              1999         2000
                                      -----------------    --------       --------
Cash Flows From Operating
Activities
 Net loss adjustments to reconcile      $(101,858)              -         $ (2,000)
   net loss to net cash
   provided by operating
   activities:
     Issuance of common
     Stock for services                 $ 99,858               -         $     -
     rendered and claims
     Increase in accounts
       Payable                             2,000               -            2,000
                                     ----------------       --------      --------

 Net cash provided by
   operating activities                      -                 -               -

Net Increase in Cash

Cash, Beginning of
   Year/Period                               -                 -               -
                                     -----------------       --------       --------

Cash, End of Year/Period             $       -             $   -           $   -
                                     =================       ========       ========






















The accompanying notes are an integral part of these financial statements.

IDAHO TECHNICAL, INC.
NOTES TO FINANCIAL STATEMENTS

The unaudited interim financial statements for the three months ended May 31, 1999 and 2000 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein, in accordance with generally accepted accounting principles.


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



(a) There have been no reports on Form 8-K for the three months ending May 31, 2000



                  (b)     Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO  TECHNICAL,  INC.
(Registrant)

Date:  May 31, 2000                         /s/ Dale  F.  Miller
                                            ------------------------------
                                            Dale  F.  Miller,  President