Form 10QSB
period 2000-08-31
IDAHO TECHNICAL INC
filed 2000-10-13
CIK 1084000

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

                     For the period ended: Aug 31, 2000

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

                              [ X ] Yes    [   ] No

As of Aug 31, 2000, Registrant had 3,797,330 shares of common stock outstanding.

Title of Class

                                   INDEX
                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

Balance Sheets, February 29, 2000 and Aug 31, 2000                     3
                (Unaudited)

Statements of Operations,Three Months Ended and Six Months Ended
Aug 31 1999 and 2000
        (Unaudited) and from August 1, 1968 (Date of Inception)
         through Aug 31, 2000                                          4
        (Unaudited)

Statements of Cash Flows, Six Months ended Aug 31, 1999 and 2000
(Unaudited) and from August 1, 1968 (Date of Inception) through
         Aug 31, 2000 (Unaudited)                                      5

Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                          6

PART II. OTHER INFORMATION

Item 1.  Index to Exhibits
         a.     Reports on Form 8-K                                    7
         b.     Signatures                                             7
         c.     Exhibit 27 - Financial Data Schedule                   8

IDAHO TECHNICAL, INC.
BALANCE SHEET

                                                                   Aug 31,
                                                   February 29      2000
                                                      2000       (unaudited)
                                                     --------     --------
Assets
                                                 $      -       $       -
                                                     --------      --------

                                                 $      -               -
                                                     ========      ========
Liabilities
Accounts payable-                                $      -        $    2,300

Stockholders' Equity

  Common stock - 60,000,000 shares,
     $.005 par value, authorized:
     3,797,330 shares issued and outstanding           18,987        18,987
  Additional paid-in capital                           80,871        80,871
  Deficit accumulated during the development stage    (99,858)     (102,158)
                                                     ----------    ---------
          Total stockholders' equity                      -          (2,300)
                                                     ----------    ----------
                                                  $       -      $       -
                                                     ==========    ===========

























The accompanying notes are an integral part of these financial statements.

IDAHO TECHNICAL, INC.
STATEMENTS OF OPERATIONS

                      Period from August    (Unaudited)            (Unaudited)
                       1, 1968 (Date of     Three Months Ended     Six Months Ended
                        Inception) to       Aug 31,   Aug 31,       Aug 31,   Aug 31,
                        Aug 31, 2000        1999      2000           1999      2000


Expenses                   12,801            715       300           1,715      2300
                          --------       --------   --------        -------    -------
Net Loss From
  Operations              (12,801)          (715)     (300)         (1,715)    (2300)

Loss From Discontinued
  Operations               (89,357)            -        -               -        -
                           --------        --------  --------       -------   -------

Net Loss             $    (102,158)         (715)     (300)         (1,715)    (2300)
                          =========       ========   =========      ========  ========





































The accompanying notes are an integral part of these financial statements.

IDAHO TECHNICAL, INC.
STATEMENTS OF CASH FLOWS


                                      Period from August           (Unaudited)
                                      1, 1968 (Date of           Six Months Ended
                                      Inception) to            Aug 31,        Aug 31,
                                      Aug 31, 2000              1999         2000
                                      -----------------    ----------       --------
Cash Flows From Operating
Activities
 Net loss adjustments to reconcile      $(102,158)           (1,715)     $    (2300)
   net loss to net cash
   provided by operating
   activities:
     Issuance of common
     Stock for services                 $ 99,858           $     -         $      -
     rendered and claims
     Increase in accounts
       Payable-stockholders                 2300              1,715            2300
                                        ----------         ----------       ----------
 Net cash provided by
   operating activities                      -                 -                -

Net Increase in Cash

Cash, Beginning of
   Year/Period                               -                 -               -
                                     -----------------       --------       --------

Cash, End of Year/Period             $       -             $   -           $   -
                                     =================       ========       ========




















The accompanying notes are an integral part of these financial statements.

IDAHO TECHNICAL, INC.
NOTES TO FINANCIAL STATEMENTS

The unaudited interim financial statements for the six months ended Aug 31, 1999 and 2000 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein, in accordance with generally accepted accounting principles.


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



(a) There have been no reports on Form 8-K for the three months ending Aug 31, 2000



                  (b)     Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO  TECHNICAL,  INC.
(Registrant)

Date:  Sep 15, 2000                         /s/ Dale  F.  Miller
                                            ------------------------------
                                            Dale  F.  Miller,  President