Form 10QSB
period 2000-11-30
GREATBIO TECHNOLOGIES INC
filed 2001-01-19
CIK 1084000

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .6"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

BEGIN PAGE AT "START"























(This space intentionally left blank.)
















Start
-----------------------------------------------------------------------
-----------------------------------------------------------------------


               U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           Form 10-QSB


   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________ to ___________

      	     Commission file number 0-26057


                       GREATBIO TECHNOLOGIES, INC.
     _________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

            Nevada                              82-0507874
________________________________   ____________________________________
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

                   150 Lucius Gordon Drive, Suite 201
                   West Henrietta, NY 14586
     ______________________________________________________________
                  (Address of principal executive offices)

                             (716) 214-2441
     ______________________________________________________________
                      (Issuer's telephone number)

                   Idaho Technical, Inc.
                   6253 Almquist Ave., Murray, ID 83874
     ______________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,565,532 shares of common stock outstanding as of January 15, 2001

Transitional Small Business Disclosure Format:

     Yes [ ] No [x]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   INDEX
                                                                         Page
                                                                        Number

PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

    Balance Sheets, February 29, 2000 and
      November 30, 2000 (Unaudited)                                       4

    Statements of Operations, Three Months and Nine Months Ended
      November 30, 1999 and 2000 (Unaudited) and from August 1, 1968
     (Date of Inception) through November 30, 2000 (Unaudited)            5

    Statement of Stockholders' Equity, from August 1, 1968
      (Date of Inception) through November 30, 2000 (Unaudited)           6

    Statements of Cash Flows, Nine Months ended November 30, 1999 and
      2000 (Unaudited) and from August 1, 1968 (Date of Inception)
through November 30, 2000 (Unaudited)                                     8

    Notes to Financial Statements                                         9

      Item 2.  Management's Plan of Operation                            10




PART II. OTHER INFORMATION

      Item 1. Legal Proceedings - None                                   11

      Item 2. Changes in Securities and Use of Proceeds                  11

      Item 3. Defaults Upon Senior Securities - None                     11

      Item 4. Submission of Matters to a Vote of Security Holders - None 11

      Item 5. Other Information - None                                   11

      Item 6. Exhibits and Reports on Form 8-K
        a.  Reports on Form 8-K                                          11
        b.  Exhibit 27 - Financial Data Schedule                         12

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



GREATBIO TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                    November 30,
                                                    February 29,       2000
                                                       2000         (unaudited)
                                                   ------------    -------------
Assets                                            $       -       $       -
                                                   ------------    -------------
                                                  $       -       $       -
                                                   ============    =============

Liabilities                                       $       -       $       -

Stockholders' Equity
  Common stock, $.005 par value
    Authorized - 60,000,000 shares
    Issued and outstanding, 3,797,330 and
      4,047,330 shares, respectively                   18,987          20,237
  Additional paid-in capital                           80,871          83,511
  Deficit accumulated during the development stage    (99,858)       (103,748)
                                                     ----------      ---------
                                                          -               -
                                                     ----------      ----------
                                                  $       -        $      -
                                                     ==========      ==========









The accompanying notes are an integral part of these financial statements.

GREATBIO TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                         (Unaudited)
                      Period from August       (Unaudited)             (Unaudited)
                       1, 1968 (Date of     Three Months Ended     Nine Months Ended
                        Inception) to          November 30,          November 30,
                       November 30, 2000     1999      2000          1999       2000
                      -------------------   ------------------     ------------------


Revenues                $     -            $  -    $    -          $   -     $    -

Expenses                   14,391             -      1,590           1,715      3,890
                          --------       --------   --------        -------     -------
Net Loss From
  Operations              (14,391)            -     (1,590)         (1,715)    (3,890)

Loss From Discontinued
  Operations              (89,357)            -         -               -         -
                          --------       --------   --------        -------    -------

Net Loss                $(103,748)         $  -    $(1,590)        $(1,715)   $(3,890)
                          ========        =======   =======        ========   ========

SHARE DATA:
Loss per common share:
  Basic and Diluted                       $(0.00)   $(0.00)         $(0.00)    $(0.00)
                                          =======   =======        ========   ========
Weighted average common shares outstanding:
  Basic and Diluted                      2,797,130  3,808,319      2,797,130  3,800,966




The accompanying notes are an integral part of these financial statements.

GREATBIO TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period from August 1, 1968 (Date of Inception) to November 30,2000

                                                            Deficit
                                                            Accumulated
                                              Additional    During the
                                Common        Paid-in       Development
                                Stock         Capital       Stage             Total
                                ----------    -----------   -------------     -----------
At Inception, August 1, 1968    $     -       $      -      $        -         $     -
Add (Deduct):
1969-14,130 shares issued
     for services for $.05
     per share                         70            637             -              707
1970-1,405,000 shares issued
     for mining rights for $.05
     per share                      7,025          63,225            -           70,250
1970-55,500 shares issued
     for services for $.05
     per share                        278           2,497            -            2,775
1973-10,000 shares issued
     for services for $.05
     per share                         50             450            -              500
1976-500 shares issued
     for services for $.05
     per share                          3              22            -               25
1978-12,000 shares issued
     for services for $.05
     per share                         60             540            -              600
1980-225,000 shares issued
     for services for $.05
     per share                      1,125          10,125            -           11,250
1984-20,000 shares issued
     for services for $.05
     per share                        100             900            -            1,000
1986-10,000 shares issued
     for services for $.05
     per share                         50             450            -              500
1990 - 10,000 shares issued
     for services for $.05
     per share                         50             450            -              500
1993-25,000 shares issued
     for services for $.05
     per share                        125           1,125            -            1,250
Net loss from inception
     through February 28, 1998        -                -         (89,357)       (89,357)
                                ----------    -----------   -------------     -----------
Balance, February 28, 1998          8,936          80,421        (89,357)           -



GREATBIO TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
Period from August 1, 1968 (Date of inception) to November 30, 2000

                                                            Deficit
                                                            Accumulated
                                              Additional    During the
                                Common        Paid-in       Development
                                Stock         Capital       Stage             Total
                                ----------    -----------   -------------     -----------
                                                                              <c
Balance, February 28, 1998      $   8,936     $ 80,421      $   (89,357)        $      -

Add (Deduct):
1999-10,000 shares issued for
     services for $.05 per share
     in April 1998                     50          450              -                500
1999-1,000,000 shares issued for
     services for $.005 per share
     in January 1999                5,000          -                -              5,000
Net loss for the year ended
     February 28, 1999                -            -             (5,500)          (5,500)
                                ----------    -----------   -------------     -----------
Balance, February 28, 1999      $  13,986     $ 80,871      $   (94,857)      $      -

Add (Deduct):
2000-1,000,200 shares issued for
     services for $.005 per
     share in February 2000         5,001          -                 -             5,001


Net loss for the year ended
February 29, 2000                     -            -              (5,001)         (5,001)
                                 ----------    -----------   -------------     ----------
Balance, February 29,2000       $  18,987      $ 80,871      $   (99,858)            -

Add (Deduct):
2000-250,000 shares issued for services
     for $.005 per share in
     November 2000                  1,250          -                 -             1,250

2000-expenses paid by
       stockholder                    -           2,640              -             2,640

Net loss for the nine months
    ended November 30, 2000           -             -             (3,890)         (3,890)
                                ----------    -----------    -------------    -----------
Balance, November 30, 2000
  (Unaudited)                   $  20,237     $  83,511       $ (103,748)     $      -
                                ==========    ===========     ============    ===========



The accompanying notes are an integral part of these financial statements.

GREATBIO TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                        (Unaudited)
                                      Period from August           (Unaudited)
                                      1, 1968 (Date of          Nine Months Ended
                                      Inception) to            	November 30,
                                      November 30, 2000        1999          2000
                                      -----------------    ----------       --------
Operating Activities:
  Net loss                              $(103,748)           (1,715)     $  (3,890)
  Adjustment to reconcile
   net loss to net cash
   provided by operating
   activities:
     Issuance of common
       stock for services                 101,108               -             1,250
     Contribution to capital                2,640               -             2,640
     Increase in account payable
      to stockholder                         -                 1,715             -
                                        ----------          ----------      ----------
 Net cash provided by
   operating activities                      -                  -                -

Net increase in cash                         -                  -                -

Cash, beginning of period                    -                  -                -
                                     ---------------       ----------       -----------

Cash, end of period                  $       -             $    -           $    -
                                     ================      ==========       ===========




The accompanying notes are an integral part of these financial statements.

GREATBIO TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1   HISTORY AND ORGANIZATION OF THE COMPANY

GreatBio Technologies, Inc. (the Company) was formed in 1968 and obtained certain mining claims and rights. Those rights were subsequently abandoned and the Company has conducted no business since 1993.

The Company has never generated any revenue in its history. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations. The Company has been advised by its independent public accountants that should the situation remain unresolved prior to the completion of their audit of the Company's financial statements for the year ending February 29, 2001, their auditors' report on those financial statements may be modified for that contingency.

On December 1, 2000 the Company amended its Articles of Incorporation to change its name from Idaho Technical, Inc. to GreatBio Technologies, Inc. and entered into an Exchange Agreement with Biophan, LLC and LTR Antisense Technology,
Inc. as more full described in Note 3.

NOTE 2   SUMMARY OF ACCOUNTING POLICIES

The unaudited interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB on the same basis as the audited financial statements and, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein, in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended February 29, 2000.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 3   SUBSEQUENT EVENTS


In accordance with the terms of an Exchange Agreement (the "Agreement") dated December 1, 2000, the Company acquired from Biophan, LLC (Biophan)all of the issued and outstanding common stock of its wholly owned subsidiary, LTR Antisense Technology, Inc. (Antisense) in exchange for 10,759,101 shares of authorized but previously unissued common stock, par value $.005.

Additionally, on December 1, 2000, in consideration for arranging for and securing funding for the benefit of Antisense and the development of certain U.S. Patents and any underlying inventions and applications, the Company issued and delivered to certain parties, an additional 10,759,101 shares of authorized but previously unissued common stock, par value $.005.

Also on December 1, 2000, the Company acquired certain intellectual property rights relating to the MRI technology from Biophan (the "Assignment") for the future consideration of $500,000 payable upon issuance of certain patents. The Assignment was consummated pursuant to and in accordance with an Assignment and Security Agreement, both dated December 1, 2000 between the Company and Biophan.


Item 2. MANAGEMENT'S PLAN OF OPERATION

The Company is in the development stage and is expected to remain so for at least the next twelve months. Currently, a Private Placement of Company stock is under consideration, the proceeds of which will be used to fund the research and development of the patent rights acquired on December 1, 2000. These rights are concentrated in two primary areas: 1) the use of antisense technology to block the HIV virus and 2) an MRI compatible implantable cardiac pacemaker.

Regular administrative expenses will be funded by a $175,000 advance from shareholders received in accordance with the Exchange Agreement and is expected to be sufficient to meet normal expense obligations over the next twelve months.

The Company does not anticipate any need for capital equipment at this time.

Other than officers, the Company has no employees and does not expect to add any. All research and development activities are expected to be carried out by employees of BioPhan LLC.

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes","expects", "estimates", "anticipates", "will be" and "plans" and similar words or expressions identify forward-looking statements made by or on behalf of the Company. These forward-looking statements are subject to many uncertainties and factors that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances or relationships, technological, regulatory or other developments in the Company's business, changes in the competitive climate in which the Company operates and the emergence of future opportunities, all of which could cause actual results and experiences of GreatBio Technologies, Inc. to differ materially from anticipated results and expectations expressed in the forward-looking statements contained herein.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On November 27, 2000, the Company issued 250,000 shares of authorized but previously unissued common stock, par value $.005, in exchange for consulting services valued at $1,250 by the Board of Directors and the consultant. The shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 6. Exhibits and reports on Form 8-K

    a.     Reports on Form 8-K:
    b.     Exhibit 27 - Financial Data Schedule

       a. A Form 8-K was filed on December 15, 2000 in connection with the change of name and Exchange Agreement.



Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREATBIO TECHNOLOGIES, INC.
(Registrant)

Date:  January 19, 2001                         /s/ Michael L Weiner
                                            ------------------------------
                                            Michael L Weiner, President
                                            and Chief Executive Officer