Form 10-K
period 2001-02-28
GREATBIO TECHNOLOGIES INC
filed 2001-06-13
CIK 1084000

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                       -----------------------------

                              FORM 10-KSB
                       -----------------------------

(Mark One)

   [X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended February 28, 2001.
                                  or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     Commission File Number   0-26057


                       GREATBIO TECHNOLOGIES, INC.
               -------------------------------------------
              (Name of small business issuer in its charter)


                 Nevada                               82-0507874
        --------------------------                 ----------------
       State or other jurisdiction of              (I.R.S. employer
       incorporation or organization)             identification no.)



        150 Lucius Gordon Drive,  Suite 201
            West Henrietta, New York                      14586
       ---------------------------------                ---------
    (Address of principal executive offices)            (Zip code)



                                 (716) 214-2441
                            -----------------------
                           Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common
Stock, $.005 par value


     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X]    No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [  ]

    State  issuer's revenues for its most recent fiscal year.    $ -0-

     State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common
equity as of a specified date within the past 60 days.    $ -0-

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   Common Stock,   $.005 par value

   Outstanding as of June 10, 2001:  25,565,532 shares


                 DOCUMENTS INCORPORATED BY REFERENCE
                                None

   Transitional Small Business Disclosure Format:   Yes  [  ]   No [X]



TABLE OF CONTENTS

                                                                  Page
PART I

Item 1.   Business                                                    3

Item 2.   Properties                                                  8

Item 3.   Legal Proceedings                                           8

Item 4.   Submission of Matters to a Vote of Security Holders         8


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters    9

Item 6.   Plan of Operation                                           9

Item 7.   Financial Statements                                       10

Item 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                                  19

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
persons; Compliance with Section 16(a) of the Exchange Act           20

Item 10.  Executive Compensation                                     23

Item 11.  Security Ownership of Certain Beneficial Owners and
Management                                                           23

Item 12.  Certain Relationships and Related Transactions             25

PART IV

Item 13.  Exhibits and Reports on Form 8-K                           26

SIGNATURES                                                           27

PART I

Item 1.    Description of Business

Business Development

      GreatBio Technologies, Inc. (the "Company") was incorporated in the State of Idaho on August 1, 1968 under the name Idaho Copper and Gold, Inc. for the purpose of exploring 27 unpatented mining claims in the East Coeur d'Alene Mining District in Shoshone County, Idaho. In 1990, the Company abandoned its claims and ceased operations.

      the intent of changing its domicile. On January 24, 2000, the Company filed Articles of Merger between the Idaho and Nevada corporations. The Company currently contemplates that it will amend its Articles of Organization to change its name within the next ninety days.

      On December 1, 2000, the Company acquired LTR Antisense Technology, Inc., a New York corporation ("Antisense") from Biophan, LLC, a New York limited liability company ("Biophan"), in a share for share exchange. As a result of the exchange, Antisense became a wholly owned subsidiary of the Company. The exchange was consummated pursuant to and in accordance with an Exchange Agreement, dated December 1, 2000, as amended, by and among the Company, Antisense and Biophan. Antisense owns proprietary technology for using antisense gene therapy to inhibit the spread of human immunodeficiency virus (HIV-1) infection in conjunction with the use of lentiviral vectors. This technology was originally acquired from Greatbatch Gen-Aid, Ltd. by Technology Innovations, LLC, the principal equity holder in Biophan.

      In connection with the exchange, the Company issued an aggregate of 10,759,101 shares of common stock to a group of investors in exchange for cash of $175,000 and issued an additional 10,759,101 shares of common stock to Biophan in exchange for all the issued shares of Antisense.

      Also on December 1, 2000, the Company acquired intellectual property rights, including a pending patent to MRI-compatible pacemaker technology from Biophan for $500,000, payable upon the earlier of the Company's raising $3,000,000 in funding or June 1, 2002, otherwise the technology reverts to Biophan. The Assignment was consummated pursuant to, and in accordance with, an Assignment and Security Agreement, both dated December 1, 2000, as amended, by and between the Company and Biophan.

      Both the Exchange Agreement and the Assignments and Security Agreements relating to the transfer of the HIV and MRI technologies contain provisions requiring the Company to raise capital, fund certain research and development effort and other items. The inability to meet these requirements will permit transfer of the technologies back to Biophan. As a result of market conditions, the Company was unable to comply with the first required funding by March 1, 2001, and is currently operating under an extension of time from Biophan to June 15, 2001. The Company expects to satisfy this obligation by entering into a bridge loan transaction for $500,000. In the event the Company does not obtain this loan or meet its funding obligation in the future, this may result in the technology reverting to Biophan.

      The Company's primary focus and use of capital will be for the development of the MRI compatible pacemaker and adaptation of this technology to other biomedical devices. The HIV research will be managed by the NIH Human Genome Institute's Gene Therapy Division, working in conjunction with the University of Rochester.

Objectives

      The Company's objectives are:

      * To obtain equity financing in order to continue the development of both the MRI-compatible technology and the antisense gene therapy technology.

      * To commercially exploit each technology by entering into joint ventures, licensing and/or strategic distribution relationships with major companies having development, manufacturing and/or marketing expertise.

      * To establish the Company's products as the standard of care in each market.

      * To position the Company as a leader in the development of each technology.


Strategy

To accomplish these objectives, the Company will endeavor to:

      * Complete the development of the MRI-compatible technology and the antisense gene therapy technology for inhibiting HIV-1 and other potential anti-viral applications.

      * Continue to identify specific new opportunities for each of these platform technologies.

      * Select joint venture, licensing, marketing, distribution and co-development partners to assure the commercial success of each technology.

      * Vigorously protect current and future technological developments by establishing a strong U.S. and foreign patent position for each platform technology as well as patent protection for specific applications and procedures for each technology.

      * Provide marketing and technical support to various partners to assure commercial success.

MRI-Compatible Cardiac Pacemaker Technology

      An implantable cardiac pacemaker is a small, battery operated medical device that sends electrical impulses to help regulate and control the beating of the heart. An electrode is placed next to the heart wall and small electrical charges travel through the wire to the heart. Pacemakers have a sensing device that turns the unit off and on when a patient's heartbeat reaches pre-determined upper and lower levels.

      Magnetic resonance imaging (MRI), which may interfere with pacemaker performance, is a diagnostic technique used to produce high quality images of the interior of the human body and is based on nuclear magnetic resonance. Significant advances in MRI technology over the past ten years have brought this diagnostic procedure into wide-scale use. When a patient with an implantable pacemaker needs to undergo an MRI procedure, the pacemaker's performance will, in all likelihood, be disturbed or interrupted by exposure to the MRI's magnetic field. A strong magnetic field can "blind" a pacemaker to a patient's heart rhythm, preventing the device from accurately and effectively regulating the patient's heart functions. A magnetic field can also permanently damage the pacemaker or cause it to be harmful to the patient. Deaths have been reported when pacemaker wearers have been placed in MRIs. As a result, both the U.S. Food and Drug Administration ("FDA") and many pacemaker manufacturers have issued warnings against pacemaker wearers undergoing MRI.

      Today's advanced imaging technologies, including MRI, underscore the need for a new type of implantable cardiac pacemaker, the design of which will permit satisfactory performance in the presence of magnetic fields and radio waves, which are present when exposed to MRI and other devices.

      In an effort to address this significant market opportunity (see Markets), the Company is developing its new implantable MRI-compatible cardiac pacemaker to have the ability to:

      *  Pace the heart to correct arrhythmic behavior.

      * Operate normally in a magnetic field emanating from MRI or similar equipment.

      The Company has entered into agreements with the following in connection with the development of the technology:

      Greatbatch Enterprises, Inc., an entity owned by Wilson Greatbatch. Pursuant to an agreement between Greatbatch Enterprises, Inc. and the Company, Greatbatch will, in conjunction with the Company, Biophan, leading cardiologists, radiologists, MRI experts and others, guide the creation of an MRI-compatible implantable cardiac pacemaker. The Company anticipates expenditures of $500,000 per year for two years under this agreement. Greatbatch's efforts in this area will be exclusive to the Company.


      Biophan, LLC will manage the development program for the Company and assist Greatbatch in the commercialization of the technology pursuant to a research and development agreement with the Company.


 Products

     The Company views its MRI-compatible cardiac pacemaker technology as a platform technology which will have broad application to a variety of medical products (as well as non-medical products in the future). Potential medical applications include implantable pacemakers, left ventricular assist devices, insulin pumps, infusion pumps and transcutaneous electrical nerve stimulators.


 Regulatory Approval

     At present, the FDA, specifically The Center for Devices and Radiological Health ("CDRH"), has responsibility for regulatory activities pertaining to the approval of the type of technology currently being developed by the Company. The Company believes that its technology will be incorporated into various medical device products by major manufacturers, and that these manufacturers will be responsible for obtaining FDA approval prior to the marketing of their products.

     Approval to market will take the form of a Premarket Approval (PMA) or a Premarket Notification [510(k)]. A PMA is the most stringent type of device marketing application required by the FDA, and is an application submitted to the FDA to request clearance to market a Class III medical device. A 510(k) is a premarketing submission made to the FDA to demonstrate that a device to be marketed is safe and effective, and is substantially equivalent to a currently marketed device that is not subject to premarket approval.


 Markets

     The year 2000 global market opportunity for technology that will enable medical devices to operate successfully in the presence of virtually all forms of electromagnetic and other interference was approximately $9.4 billion. The total global market for these devices is projected to grow to approximately $20.5 billion by 2005.


 Competition

     There are a number of major companies engaged in the development of medical devices. However, management believes that none of these companies has successfully developed technology enabling medical devices capable of operating in the presence of virtually all forms of electromagnetic and other interference.

     The Company is currently assessing how to best commercialize its technology with a broad range of medical device companies, which may also compete with the Company. These companies include, but are not limited to the following: Medtronic Incorporated, Guidant Corporation, St. Jude Medical, Inc., MiniMed, Inc.and Siemens AG .



 Antsense Gene Therapy Technology for Inhibiting HIV-1

     Antisense technology is the targeted suppression of gene function resulting from introducing a strand of complementary RNA that binds to mRNA produced by the gene, thereby inhibiting the formation of protein.
Lentiviral vectors are specific vectors (segments of DNA used to introduce a gene, or a portion of a gene, into a cell) that have the ability to be introduced into cells containing potential reservoirs of latent HIV-1. These vectors will be used to deliver "anti-HIV" genes.

     The antisense gene therapy technology for inhibiting HIV-1 is owned by LTR Antisense Technology, Inc., a wholly owned subsidiary of the Company. The technology is based on various patents owned by LTR (see Patents and Intellectual Property).

     The technology is based on methods that permit the inhibition of HIV-1 by the highly efficient delivery of anti-HIV gene transfer vectors based on recombinant lentiviruses. Lentiviral vectors based on HIV-1 will be engineered to transfer and express genes that block HIV-1 replication. In vitro testing will be done to determine initial efficacy and vectors with potent inhibitory properties will be evaluated in animal models. The long-term goal is for these reagents to become effective in helping to stop the spread of HIV-1 infection in humans.

 Products

     It is projected that the timetable for the development of the antisense gene therapy technology for inhibiting HIV-1 will be in a range of five to eight years. The current product development plan, which is approximately a three-year program, will be followed by a lengthy, multi-phase, human clinical testing program. Final product format and product claims cannot be defined at this time and may take a variety of formats and/or delivery system approaches.


 Regulatory Approval

     Currently, the FDA, specifically The Center for Drug Evaluation and Research (CDER), is responsible for the approval to market products resulting from the technology currently being developed by the Company. The Company believes it will enter into joint venture, licensing or other marketing and manufacturing relationships with leading pharmaceutical and bio-pharmaceutical companies to commercialize the technology and resulting products. Since these companies will be responsible for both manufacturing and marketing, it will also be their responsibility to obtain FDA approval.

     Approval to market may take the form of a New Drug Application (NDA). An NDA is sought by a company prior to the commencement of clinical testing in humans. Before approving an NDA, the FDA will seek substantial documentation demonstrating that the product candidate technology is safe and effective. Once the NDA has been approved, clinical trials are conducted in three sequential phases that may overlap. Phase I clinical trials are performed in healthy human subjects to establish initial data about the safety and efficacy of the product. In Phase II clinical trials, in addition to accumulating safety and efficacy data, the product is evaluated in a limited number of patients with the targeted disease condition. Phase III clinical trials typically involve continued testing for safety and efficacy, as well as other criteria, in expanded, large-scale, multi-center studies of patients with the targeted disease condition.


 Markets

     The global market for pharmaceutical, bio-pharmaceutical and other products to control the spread of HIV-1 was approximately $350 billion in the year 2000, and is projected to grow to approximately $470 billion by 2005. The North American market for these products totaled $146 billion in 2000.


 Product Development Plan

     LTR has entered into a CRADA (Cooperative Research and Development Agreement) with the Clinical Gene Therapy branch of the National Human Genome Research Institute of the National Institutes of Health (NHGR/NIH) and the Department of Hematology Oncology and Microbiology & Immunology of the University of Rochester (U of R). Research investigators at NHGRI/NIH and U of R have extensive experience in HIV based lentiviral vectors. LTR has the option to obtain the exclusive rights to license technology resulting from this research and development initiative. Product development responsibility will be divided between the various CRADA participants as follows. LTR estimates, but cannot be assured, that the timetable for this effort will be approximately three years.

 Competition

     This market is dominated by the following major pharmaceutical and bio-pharmaceutical companies that may be considered direct competitors: Glaxo Smith Kline, Abbott Laboratories, Bristol-Meyers Squibb, Roche Holdings and Merck & Co.

     LTR also competes with many smaller development-stage companies currently developing or seeking to develop products to control HIV-1.

     The Company intends to seek one or more partners to undertake the commercialization and marketing of its products. It is possible that one or more of the above-referenced companies may ultimately be a joint venture, strategic development and/or a marketing partner to LTR, should it produce a commercially exploitable product.


 Patents and Intellectual Property

     In April 2000, Wilson Greatbatch, Michael L. Weiner and Patrick R. Connelly, the co-inventors, filed a provisional patent application on the initial design of an MRI-compatible cardiac pacemaker, entitled "MRI-Resistant Cardiac Pacemakers, File No. 60/198631". This patent application was assigned to Biophan and subsequently to the Company. Since that time, the Company has filed several additional patent applications for MRI compatibility. The Company further intends these inventions will be the subjects of a number of new patent applications that are in various stages of preparation.

     The Company's subsidiary, LTR, owns the following two patents pertaining to the antisense technology, which it acquired from Greatbatch Gen-Aid:

      U.S. Patent Number 5,324,643, Method of Conferring Resistance to Retroviral Infections, issued June 28, 1994.

      U.S. Patent Number 5,580,761, Method of Conferring Resistance to Immunodeficiency Viral Infections, issued December 3, 1996.

     The Company has engaged several patent law firms, each with specific intellectual property responsibilities. Management is actively involved in reviewing all aspects of the work performed by these firms.

 Employees

     As of May 31, 2001, the Company had nine employees, including two part-time employees. Biophan, LLC has paid salaries and has allocated and accrued appropriate amounts for reimbursement from the Company.


Item 2.   Description of Property

     The Company's headquarters are located at 150 Lucius Gordon Drive, Suite 201, West Henrietta, NY 14586, in space subleased from Biophan, LLC at the same rates as paid by Biophan.


Item 3.  Legal Proceedings

     The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders

     On November 27, 2000, in lieu of a special meeting of the stockholders, the Directors of the Company, holding a majority (3,757,330 shares, or 54%) of the issued and outstanding shares of the Company, voted all such shares in favor and thus adopted the following resolutions by Written Consent of a Majority of Stockholders pursuant to Section 78.385 and Section 78.390 of the Nevada General Corporation Law:

 Exchange Agreement

A majority of the stockholders resolved to approve and adopt the aforementioned Exchange Agreement by and among the Company, Biophan LLC and LTR Antisense Technology Inc.

Change of Corporate Name

A majority of the stockholders resolved to change the name of the Company from Idaho Technical, Inc. to GreatBio Technologies, Inc.

Appointment of Michael Weiner to the Board of Directors

A majority of the stockholders resolved to appoint Michael L. Weiner to the Board of Directors.

Appointment of General Manager

A majority of the stockholders resolved to appoint Biophan, LLC or its assigns to the position of General Manager pursuant to Section 4.12 of the Company's By-laws.

Conflict of Interest

A majority of the stockholders resolved that Michael Weiner and Biophan, LLC have no exclusive duty to deliver future patents, technology or other intellectual property to the Company not related to those referred to in the Exchange Agreement.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company has elected to register under the Securities Exchange Act of 1934, as amended, by filing Form 10 thereunder, and complies with the periodic reporting requirements of that Act. The Company has been cleared by NASDAQ for listing on the OTC Bulletin Board, and is listed under the symbol GBTI.OB. Although several market makers post a quote for the Company's stock, it does not trade.

     At June 10, 2001, 25,565,532 common shares were outstanding and held of record by 57 shareholders.

Recent Sales of Unregistered Securities

     On December 1, 2000, the Company entered into the Exchange Agreement.
In connection with the Exchange Agreement, the Company (i) issued an aggregate of 10,759,101 shares of common stock to Biophan LLC in exchange for all the issued shares of LTR Antisense Technology, Inc. and (ii) issued an aggregate of 10,759,101 shares of common stock to a group of investors in exchange for cash of $175,000. The transaction was structured so as to comply with Section 4(2) of the Securities Act of 1933, as amended.

     In November 2000, the Company issued 250,000 shares of common stock to Walter R. Keay in exchange for financial consulting services. The transaction was structured so as to comply with Section 4(2) of the Securities Act of 1933, as amended.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.


Item 6. Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described in Item 1 of this report.

Overview

     The Company is currently in the development stage of its operations and is expected to be in that mode for the foreseeable future. The Company's current mission is to develop and commercially exploit potentially significant technologies in the following areas:

      * The use of new proprietary technology to prevent implantable cardiac pacemakers and other critical and life sustaining medical devices from being affected by magnetic resonance imaging (MRI) and other equipment that uses magnetic fields, radio waves and similar forms of electromagnetic interference.

      * The use of proprietary antisense gene therapy technology to inhibit the spread of human immunodeficiency virus (HIV-1) infection in conjunction with the use of lentiviral vectors.


Results of Operations

     During the years ended February 28, 1999 and February 29, 2000, the Company was inactive earning no revenues and incurring only a minimum of expenses in connection with filing all required periodic reports under the Securities Exchange Act of 1934 as well as consulting expense for assistance in targeting potential acquisition or merger candidates. Such expenses totaled $5,500 in fiscal 1999 and $5,001 in fiscal 2000. On December 1, 2000, the Company entered into agreements for the acquisition of its currently owned technology and a subsidiary corporation and embarked on a new program for development and eventual commercial exploitation of such technology. The Company remained in the development stage during the year ended February 28, 2001, earning no revenues except interest income and incurring research and development expenses of $113,143 and other general and administrative expenses of $114,605 plus interest expense of $13,000. The net loss for the year amounted to $729,129, including a charge of $490,000 to write-down intellectual property rights to fair market value.

Liquidity and Capital Resources

     As a result of the Exchange Agreement dated December 1, 2000, among other things, the Company received cash of $175,000 to assist in financing initial administrative costs in connection with re-forming the Company as a research and development enterprise and to continue the prosecution of proprietary technology. In addition, financing was provided by Biophan, LLC and another related party paying costs and expenses such as payroll, office expenses and attorney fees in the aggregate amount of $170,136 through February 28, 2001.

     At this time, the Company has insufficient cash for its next twelve months of operations. The Company is negotiating a bridge loan, scheduled to close June 15, 2001, that will provide $500,000 in funding to the Company. The loan has a term of six months and interest is payable by issuance of Company common shares. The Company is also currently seeking to obtain equity financing through a private placement offering that is planned to raise a minimum of $1,000,000 and a maximum of $3,000,000. The proceeds will be applied to reimbursement for expenses paid on the Company's behalf by related parties, to funding of the CRADA project, to repayment of the bridge loan, and to ongoing research and development of the proprietary technology.

     Currently, the Company does not have a need for material capital expenditures in the conduct of its research and development activities.

Item 7.  Financial Statements


GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2001



INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
GreatBio Technologies, Inc.


We have audited the accompanying consolidated balance sheet of GreatBio Technologies, Inc. and Subsidiary (a development stage company) as of February 28, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the amounts included in the cumulative column in the consolidated statements of operations, stockholders equity/deficiency and cash flows for the period from March 1, 2000 to February 28, 2001. The amounts in the cumulative column in the consolidated statements of operations and cash flows for the period from August 1, 1968 (date of inception) to February 29, 2000 were audited by other auditors whose report, dated June 2, 2000, included an emphasis relating to the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreatBio Technologies, Inc. and Subsidiary as of February 28, 2001 and the results of their operations and their cash flows for the year then ended and the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company and has had no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York


May 2, 2001

              INDEPENDENT AUDITORS' REPORT



Board of Directors
GreatBio Technologies, Inc. (formerly Idaho Technical, Inc.)


We have audited the accompanying consolidated statements of income and cash flows of GreatBio Technologies, Inc. and Subsidiary (a development stage company) for the year ended February 29, 2000, and the related consolidated statement of stockholders' equity for the period from August 1, 1968 (date of inception) to February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GreatBio Technologies, Inc. and Subsidiary for the year ended February 29, 2000, and the changes in their stockholders' equity for the period from August 1, 1968 (inception) to February 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company is a development stage company that has had no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ LeMASTER & DANIELS PLLC



Coeur d'Alene, Idaho
June 2, 2000

                                 GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)


                                                                    CONTENTS
                                                           February 28, 2001


Independent Auditor's Report                                             1

Independent Auditor's Report                                             2
Consolidated Financial Statements:

   Balance Sheet                                                         3
   Statement of Operations                                               4
   Statement of Stockholders' Equity/Deficiency                        4 - 6
   Statement of Cash Flows                                               7
   Notes to Consolidated Financial Statements                          8 - 10


                                  GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)

                                                  CONSOLIDATED BALANCE SHEET


February 28, 2001

ASSETS

Current assets - cash and cash equivalents                      $    172,092
                                                               --------------

Fixed Asset - at cost, net                                             4,833
                                                               --------------

Other Assets:
 Intellectual property rights                                        110,000
 Deferred private equity placement costs                              56,827
 Deferred tax asset, net of valuation allowance of $106,000                -
                                                               --------------
    Total Assets                                                $    343,752
                                                               ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                          $    110,856
 Due to related parties                                              170,136
                                                               --------------

Total current liabilities                                            280,992

Long-term obligation - payable to related party, less unamortized
 discount of $62,000 based on imputed interest rate of 12.48%        438,000
                                                               --------------

    Total liabilities                                                718,992
                                                               --------------

Stockholders' Deficiency:
 Common stock - $.005 par value; authorized 60,000,000 shares,
  issued and outstanding 25,565,532 shares                           127,828
 Additional paid-in capital                                          325,920
 Deficit accumulated during the development stage                   (828,988)
                                                               --------------
    Total stockholders' Deficiency                                  (375,240)
                                                               --------------
    Total Liabilities and Stockholders' Deficiency              $    343,752
                                                               ==============


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements


                                   GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE COMPANY)

                                          CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              Period from
                                                                                August 1,
                                                                            1968 (Date of
                                              Year Ended     Year Ended     Inception) to
                                             February 28,   February 29,     February 28,
                                                    2001           2000             2001
General and administrative expenses:
  Salaries and related                       $   59,861            -         $   59,861
  Research and development                      113,144            -            113,144
  Professional fees                              38,685            -             38,685
  Write-down of intellectual property rights    490,000            -            490,000
  Other                                          16,059      $  5,001            26,560
                                             -----------    -----------      -----------


Operating loss                                  (717,749)      (5,001)         (728,250)

Interest expense                                 (13,000)           -           (13,000)

Interest income                                    1,619            -             1,619
                                             -----------    -----------      -----------


Loss from continuing operations                 (729,130)      (5,001)         (739,631)

Loss from discontinued operations                                               (89,357)
                                             -----------    -----------      -----------


Net loss                                     $  (729,130)   $  (5,001)      $  (828,988)
                                             ===========    ===========      ===========


Loss per common share                        $    (0.08)    $    (0.00)
                                             ===========    ===========


Weighted average shares outstanding            9,166,887      2,873,858
                                             ===========    ===========


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements


                                              GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                            (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY


Period from August 1, 1968 (Date of Inception) to February 28, 2001


                                                                   Deficit
                                                               Accumulated
                                                     Aditional  During the  Stockholders'
                                            Common     Paid-in Development       Equity/
                                             Stock     Capital       Stage    Deficiency

1969 - 14,130 shares issued for services
for $.05 per share                         $    70     $   637          -       $   707

1970 - 1,405,000 shares issued for mining
rights for $.05 per share                    7,025      63,225          -        70,250

1970 - 55,500 shares issued for services for
$.05 per share                                 278       2,497          -         2,775

1973 - 10,000 shares issued for services for
$.05 per share                                  50         450          -           500

1976 - 500 shares issued for services for
$.05 per share                                   3          22          -            25

1978 - 12,000 shares issued for services for
$.05 per share                                  60         540          -           600

1980 - 225,000 shares issued for services
for $.05 per share                           1,125      10,125          -        11,250

1984 - 20,000 shares issued for services
for $.05 per share                             100         900          -         1,000

1986 - 10,000 shares issued for services
for $.05 per share                              50         450          -           500

1990 - 10,000 shares issued for services for
$.05 per share                                  50         450          -           500

1993 - 25,000 shares issued for services for
$.05 per share                                 125       1,125          -         1,250

Net loss from inception through
February 28, 1998                                                 $ (89,357)    (89,357)
                                                                  ----------   ----------

Balance at February 28, 1998                 8,936      80,421      (89,357)         -

Balance at February 28, 1998                 8,936      80,421      (89,357)         -

1999 - 10,000 shares issued for services
for $.05 per share                              50         450           -          500

1999 - 1,000,000 shares issued for services
for $.005 per share                            5,000        -            -         5,000


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements



                                               GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                            (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY


Period from August 1, 1968 (Date of Inception) to February 28, 2001


                                                                   Deficit
                                                               Accumulated
                                                     Aditional  During the  Stockholders'
                                            Common     Paid-in  Development       Equity/
                                             Stock     Capital       Stage     Deficiency


Net loss for the year ended
February 28, 1999                                -         -         (5,500)     (5,500)
                                                                    --------    --------

Balance at February 28, 1999                13,986       80,871     (94,857)         -

2000 - 1,000,200 shares issued
for services for $.005 per share             5,001           -            -       5,001

Net loss for the year ended
February 29, 2000                               -            -       (5,001)     (5,001)
                                                                    --------    --------

Balance at February 29, 2000                18,987       80,871     (99,858)         -

2000 - 250,000 shares issued for services for
$.005 per share                              1,250           -           -        1,250

2000 - Expenses paid by stockholder             -         2,640          -        2,640

2000 - 10,759,101 shares issued for
acquisition of Antisense Technology, Inc.   53,795      121,205          -      175,000

2000 - 10,759,101 shares issued for cash
for $.005 per share                         53,796      121,204          -      175,000

Net loss for the year ended
February 28, 2001                                                  (729,130)   (729,130)
                                                                   ---------   ---------
Balance at February 28, 2001            $  127,828   $  325,920  $ (828,988) $ (375,240)
                                        ==========   ==========  =========== ===========


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements


                                              GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                           (A DEVELOPMENT STAGE COMPANY)

                                                    CONSOLIDATED STATEMENT OF CASH FLOWS

Period from
                                                                                August 1,
                                                                            1968 (Date of
                                              Year Ended     Year Ended     Inception) to
                                             February 28,   February 29,     February 28,
                                                    2001           2000             2001

Cash flows from operating activities:
 Net loss                                     $ (729,130)     $  (5,001)      $ (828,988)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation                                       167                             167
  Write-down of intellectual property rights     490,000
  Net amortization of discount on payable
  to related party                                13,000                          13,000
  Issuance of common stock for services rendered   1,250          5,001          101,108
  Expenses paid by stockholder                     2,640
  Changes in operating assets and liabilities:
  Increase in accounts payable and accrued
   expenses                                       97,525                          97,525
  Increase in due to related parties             126,640
                                               ----------                       ---------
Net cash provided by operating activities          2,092                          (2,092)
                                               ----------                       ---------


Net cash used in investing activities -
 purchase of fixed asset                         (5,000)                          (5,000)
                                               ----------                       ---------

Net cash provided by financing activities -
proceeds from issuance of common stock           175,000                          175,000
                                               ----------                       ---------
Net increase in cash and cash equivalents        172,092                        (447,188)

Cash and cash equivalents at beginning of period      -                               -
                                               ----------                       ---------

Cash and cash equivalents at end of period   $   172,092                     $  (447,188)
                                              ===========                    ============

Supplemental schedule of noncash investing and financing activities:

Issuance of common stock and assumption
of related party payable                      $  110,000                     $  110,000
                                              ===========                    ============

Acquisition of intellectual property rights   $  425,000                     $  425,000
                                              ===========                    ============


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements


                                   GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE COMPANY)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            February 28, 2001


   1.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES:

The consolidated financial statements include the accounts of GreatBio Technologies, Inc. ("GreatBio") and its wholly owned subsidiary, LTR Antisense Technology, Inc. ("Antisense") (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is in the development stage and is expected to remain so for at least the next twelve months. The Company was formed in 1968 and obtained certain mining claims and related rights. These rights were subsequently abandoned and the Company has conducted no business since 1993.

The Company has not generated any revenue throughout its history. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

On December 1, 2000 the Company amended its Articles of Incorporation to change its name from Idaho Technical, Inc. to GreatBio Technologies, Inc. and entered into an Exchange Agreement with Biophan, LLC and Antisense as more fully described below.

In accordance with the terms of the Exchange Agreement ("the Agreement") dated December 1, 2000, the Company acquired from Biophan, LLC
("Biophan") all of the issued and outstanding common stock of its wholly-owned subsidiary, Antisense in exchange for 10,759,101 shares of authorized but previously unissued common stock, par value $.005. The operations of Antisense are included since the date of acquisition. Had Antisense been acquired as of March 1, 2000 there would have been no effect on the Company's operations. Antisense's only assets at December 1, 2000 were the Intellectual property rights encompassing the use of proprietary antisense gene therapy technology discussed in Note 4.

Additionally, on December 1, 2000, in exchange for cash consideration of $175,000, the Company issued and delivered to certain parties, an additional 10,759,101 shares of authorized but previously unissued common stock, par value $.005.

Also on December 1, 2000, the Company acquired certain intellectual property rights relating to the MRI technology from Biophan for the future consideration of $500,000. The transfer was consummated pursuant to and in accordance with the Transfer Agreement, dated December 1, 2000 between the Company and Biophan.

Upon securing the necessary funding, the principal business activity of the Company will be research and development of patent rights in two primary areas: (1) an MRI compatible implantable cardiac pacemaker and (2) the use of antisense technology to block the HIV virus.

Depreciation of fixed assets, plant and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Amortization of intellectual property rights is provided by the straight line method over 17 years.

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

At cash balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect continuity of the business. Basic loss per common share is computed using the weighted-average number of shares outstanding.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply when the differences are expected to be realized. A valuation allowance is recognized if it is anticipated that some or all of the deferred tax asset may not be realized.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.


   2. GOING CONCERN:

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs, and has a stockholder's deficiency, which raises substantial doubt regarding its ability to continue as a going concern. Management is in the process of attempting to raise funds through an equity financing.


   3. FIXED ASSET:

Fixed asset, at cost, consists of the following:

                                                          Depreciation/
                                                          Amortization
February 28, 2001                                            Period

Internet website                              5,000          5  years
Less:  accumulated depreciation                (167)
                                           ----------       ----------
                                           $  4,833
                                           ==========


Depreciation expense for the year ended February 28, 2001 amounted to $167.

   4. INTELLECTUAL PROPERTY RIGHTS:

Intellectual property rights were acquired on December 1, 2000 and encompass two areas: (1) The utilization of new proprietary technology to prevent implantable cardiac pacemakers and other critical and life sustaining medical devices from being affected by magnetic resonance imaging (MRI) and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference (EMI) and (2) the use of proprietary antisense gene therapy technology to inhibit the spread of human immunodeficiency virus (HIV-1) infection in conjunction with the use of lentiviral vectors.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recognized a loss of $490,000 through a write-down of the intellectual property rights to their fair market value, in accordance with an independent, third-party valuation. As discussed in Note 1, the Company has not yet recorded revenue and the continuation of business is dependent on the Company's ability to obtain sufficient financing or attain future profitable operations.


   5. DEFERRED PRIVATE EQUITY PLACEMENT COSTS:

In connection with a proposed private equity placement, the Company has incurred costs aggregating $56,827 as of February 28, 2001. These costs will be netted against the expected proceeds from the private placement.


   6. RELATED-PARTY TRANSACTIONS:

Under the Transfer agreement dated December 1, 2000 the Company incurred a liability of $500,000 (including imputed interest of $75,000) to Biophan in connection with the acquisition of the MRI intellectual property rights described in Note 4. Biophan maintains a security interest in the underlying
patents until the liability is satisfied.   The intellectual property rights
will revert to Biophan if the Company does not satisfy the liability by June 1, 2002. The stated liability bears interest at an imputed rate of 12.48%, and the balance payable at February 28, 2001 is $438,000.

At February 28, 2001 the carrying value of the Company's long-term debt approximated its estimated fair vlaue based upon current borrowing rates for similar issues.

Biophan and another related party paid expenses on behalf of the Company aggregating $170,136 during the year ended February 28, 2001. The amounts due to the related parties do not bear interest, and the Company expects to repay these liabilities during the next twelve months.


   7. INCOME TAXES:

As of February 28, 2001 the Company had net operating loss carryforwards of approximately $339,000 for federal income tax purposes which expire through 2001. A deferred tax asset of $115,000 relating to these carryforwards was fully offset by a valuation allowance.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

December 31, 2000


Tax benefit at U.S. statutory rates                                    34%

Valuation allowance                                                   (34)%
                                                                    ---------

                                                                     -0- %
                                                                    =========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On April 25, 2001, the Company dismissed Arthur Andersen LLP as its independent accountants. The Board of Directors approved the decision to change independent accountants. Arthur Andersen LLP issued no reports on the financial statements. Arthur Andersen LLP was engaged from January 15, 2001 through April 24, 2001 and during such period there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report to be issued on the financial statements.

     The Company engaged Goldstein Golub Kessler LLP as its new independent accountants as of April 25, 2001. During the two most recent fiscal years and through April 25, 2001, the Company has not consulted with Goldstein Golub Kessler LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     The disclosure called for by this item has been previously reported by the Company in a Form 8-K filed with the Securities and Exchange Commission on May 7, 2001.


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

     The executive officers and directors of the Company are as follows:

Name                 Age                    Position

Michael L. Weiner     53           Chairman of the Board, President, Chief
                                   Executive Officer

Robert J. Wood        62           Vice-President, Treasurer, Chief Financial
                                   Officer

David A. Miller       46           Secretary

Stuart G. MacDonald   52           Vice-President of Research and
                                   Development

Patrick R. Connelly   34           Director of Biomedical Engineering

Wilson Greatbatch     81           Director

Edward F. Cowle       45           Director

Steven Katz           53           Director

Ross B. Kenzie        68           Director

Robert S. Bramson     62           Director


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

     The business experience of each of the persons listed above during the past five years is as follows:

     Michael L. Weiner is an entrepreneur who has started six companies.
Mr. Weiner has extensive experience in licensing, having negotiated over 200 licenses producing tens of millions of dollars in licensing revenue from products with gross sales of several hundred million dollars. Mr. Weiner began his career at Xerox Corp., where he served in a variety of capacities in sales and marketing, including manager of software market expansion and manager of sales compensation planning. In 1985, after a ten year career at Xerox, Mr. Weiner founded Microlytics, a Xerox spin-off company which developed technology from the Xerox Palo Alto Research Center (PARC) into a suite of products with licenses to companies including Microsoft, Symantec, Casio, Canon, Sharp, Seiko, Smith Corona, SEC, Apple, WordPerfect, and Fuji Xerox. Microlytics merged with Selectronics, a public company, in 1990. Weiner is also co-founder and former CEO of Manning & Napier Information Services (MNIS), a Rochester-based information and consulting service with over 100 employees. TextWise, a company Weiner co-founded in 1994, with Dr. Elizabeth D. Liddy, a professor at Syracuse University, has received over $12 million in government research grants from DARPA, ORD, NIMA, USAF, and DoD. Weiner holds three issued patents and has numerous patents pending, including as co-inventor with Wilson Greatbatch and Patrick R. Connelly pertaining to the MRI-compatible pacemaker.

     Robert J. Wood is a Certified Public Accountant with extensive experience in public accounting and business consulting, having been an owner/partner of Wood & Company, CPAs, P.C., Mengel, Metzger, Barr & Co., LLP, and Metzger, Wood & Sokolski, CPAs, all in Rochester, New York, from 1973 through 2000. He began his career at Price Waterhouse & Co. in 1962 after graduating from St. John Fisher College with a B.B.A. in Accounting. He is a member of the New York State Society of Certified Public Accountants (NYSSCPA).

     David A. Miller was in charge of the administrative duties of GreatBio Technologies, Inc., formerly Idaho Technical, Inc., from 1996 until December 1, 2000 (the date of the Exchange Agreement). He is a former member of the Board of Directors and has held the offices of Vice-President, Secretary and Treasurer.

     Stuart G. MacDonald is an experienced Research and Development leader with a broad engineering and science background, emphasizing a systems approach to developing complex technology. MacDonald was previously employed at Ortho-Clinical Diagnostics (J&J) in Rochester, New York since1995, most recently as Vice-president, Clinical Lab Instrumentation R & D. Prior to this he worked at Eastman Kodak Company from 1971 to 1995, rising to the position of Assistant Director, Clinical Diagnostic Research Labs. MacDonald has a B.S. in Mechanical Engineering and Masters of Engineering degree from Cornell University; he is also licensed as a professional engineer by the State of New York.

     Patrick R. Connelly is a co-inventor of the MRI-compatible pacemaker and is working on the design of the system with Wilson Greatbatch. Connelly is currently a graduate student pursuing a Ph.D in Biomedical Engineering at the University of Rochester, his specialty being MRI technologies. Connelly holds a Masters degree in Molecular Biology from Thomas Jefferson University in Philadelphia and a B.S. degree in Electrical Engineering from Northeastern University, Boston. Connelly was an assistant scientist and manager at NYU Medical Center, New York and a research and design RADAR engineer for the US Army. In addition, he has written several articles for a medical publication ranging from vascular development to prefabrication of human cartilage.


     Wilson Greatbatch began working in medical research after earning a B.S. degree from Cornell University, an M.S.E.E. degree from the University of Buffalo, and serving in the Navy during World War II. While experimenting with oscillation, the recording of heart sounds and resulting electrical pulses, he discovered way to regulate the human heart. After two years of refinements, he handcrafted the world's first successful implantable pacemaker. Greatbatch licensed the implantable pacemaker technology to Medtronic Incorporated in 1961 and joined their board of directors.
Medtronic is the world's largest manufacturer of pacemakers. Mr. Greatbatch also invented a corrosion-free lithium battery to power pacemakers. He then founded what is today Wilson Greatbatch Technologies, Inc., the leading developer and manufacturer of batteries, power sources and other components used in implantable medical devices. In excess of 90% of the pacemakers and implantable cardioverter defibrillators manufactured worldwide use power sources manufactured or produced under license using technology owned by Wilson Greatbatch Technologies, Inc. Mr. Greatbatch recently retired from Wilson Greatbatch Technologies, Inc. In recognition of his inventions, and numerous contributions to medical science and other disciplines, as evidenced by a portfolio of more than 230 patents, Mr. Greatbatch was chosen as the recipient of the Lifetime Achievement Award for 1996 by the Lemelson-MIT Prize Program and currently serves as one of its invention ambassadors. In 1990 he was awarded the National Medal of Technology for his contribution to medicine by then President George Bush. Greatbatch was also inducted into the National Inventors Hall of Fame and is a member of nine professional organizations including the IEEE, the National Academy of Engineering, and the American College of Cardiologists. On February 20, 2001, in further recognition of his accomplishments, Mr. Greatbatch was honored by the National Academy of Engineering for his invention of the implantable pacemaker with the award of the Fritz J. and Dolores H. Russ Prize, the engineering profession's highest honor for 2001. Greatbatch shares the award with Mr. Earl Bakken, a co-founder of Medtronic.

     Edward F. Cowle has been self-employed from 1994 to the present, assisting public companies with financial and investment banking services. From 1992 to 1994, Mr. Cowle was a Senior Vice President-Investments with Paine Webber in New York City and from 1991 to 1992 he was a Registered Representative with Bear Stearns & Company. During 2000, Mr. Cowle became a director of Laser Technology, Inc., an American Stock Exchange company which develops, manufactures and markets laser-based measurement instruments. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English and American Studies.

     Steven Katz is President of Steven Katz & Associates, Inc., a technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing since 1982. Since January 2000, Mr. Katz has also been President and Chief Operating Officer of Senesco Technologies, Inc., a public company engaged in the development of proprietary genes with application to agro-biotechnology. From 1983 to 1984 he was the co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to S.K.Y. Polymers, Inc., Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1980 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to
1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Board of Directors of Senesco Technologies, Inc. and USA Technologies, Inc., both publicly-held corporations, and several other private companies.

     Ross B. Kenzie is a former Chairman and Chief Executive Officer of Goldome Bank, from which he retired in June 1989. He is a former Director of the Federal Home Loan Bank of New York and served on the boards of the National Council of Savings Institutions, the Federal Reserve Bank of New York, Buffalo Branch, and the Savings Banks Association of New York State. Mr. Kenzie is a Director of Millard Fillmore Hospitals and Past Chairman Emeritus. He serves on the Board of the Kaleida Health, Education and Research Foundation and its Investment Committee. He is a Director of the Health Systems Agency of Western New York, and is a member of the Western New York Commission on Health Care Reform. Mr. Kenzie is a member of the College Council of the State University College at Buffalo and has served as Chairman. He is a Director of the College's Foundation and a member of its Finance Committee and its Investment Committee. He serves on the Council of the Burchfield-Penney Art Center, and on its Executive Committee. He is also a member of the Board, and the Chairman of the Investment Committee of the State University at Buffalo Foundation. Mr. Kenzie currently serves on the boards of several companies including many entrepreneurial ventures that are privately held.

     Robert S. Bramson is an engineer and patent attorney and is presently a partner in Bramson & Pressman, a law firm that focuses on patent and technology licensing matters, and is President of VAI Management Corp., a consulting firm that specializes in patent and technology licensing; former head of the Computer and Technology law group of Schnader, Harrison, Segal & Lewis, a major law firm; former Vice President and General Patent and Technology Counsel for Unisys; founder and former CEO of InterDigital Patents Corporation, a patent licensing company; former Licensing Counsel for Abbott Laboratories; and Adjunct Professor of Patent Law, Computer Law and (presently) Licensing Law at Temple Law School, Rutgers Law School and Villanova Law School at different times for over twenty years.


Section 16(a) Beneficial Ownership Reporting Compliance

     Edward F. Cowle and David A. Miller (10% holders) were required to file Form 4 on December 14, 2000 (10 days after change in beneficial ownership), and were required to file Form 5 on April 14, 2001. Biophan, LLC was required to file Form 3 on December 14, 2000 (10 days after it became a 10% holder). These reports were not filed. The Company has instituted internal procedures to insure the timely filing of such reports in the future.


Item 10. Executive Compensation

     At the date of this annual report, some of the Company's officers and directors are working on a part-time basis for the Company. The allocable time of certain officers and employees, paid by Biophan, LLC, has been charged to and accrued by the Company. The Board of Directors is currently considering a formal program of executive compensation, incentive stock options and other benefits for management personnel.


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

Title of Class: Common


Name and                           Amount and
Address of                         Nature of
Beneficial                         Beneficial       Percent of
Owner                              Owner            Class


*Michael L. Weiner  (1)            6,753,573         26.4%
  150 Lucius Gordon Dr.
  Suite 201
  West Henrietta, NY 14586


*Edward F. Cowle                   5,783,100         22.6%
  6 East 45th St.
  Suite 1000
  New York, NY 10017


*Steven Katz                          50,000          0.2%
  440 S. Main St.
   Milltown, NJ 08850


*Wilson Greatbatch   (4)           5,379,550         21.0%
  5935 Davison Rd.
  Akron, NY 14001


*Robert S. Bramson                         0         0
  Bramson & Pressman
  1100 East Hector Street
  Suite 410
  Consohoken, PA 19248


*Ross B. Kenzie    (5)                     0         0
  369 Franklin St.
  Buffalo, NY 14202


Geoffery Williams                  4,564,701        17.9%
  56 W. 400 S.
  Suite 220
  Salt Lake City, UT 84101


  Robert J. Wood                           0         0
  150 Lucius Gordon Dr.
  Suite 201
  West Henrietta, NY 14586


Stuart G. MacDonald                        0          0
  150 Lucius Gordon Dr.
  Suite 201
  West Henrietta, NY 14586


Patrick R. Connelly   (6)            268,978          1.1%
  150 Lucius Gordon Dr.
  Suite 201
  West Henrietta, NY 14586


  H.DeWorth Williams               2,058,500          8.1%
  56 W. 400 S.
  Suite 220
  Salt Lake City, UT 84101


  David A. Miller                     90,500          0.4%
  4004 Sunnyside Rd.
  Sandpoint, ID 83864


  Biophan, LLC   (7)               6,628,573         25.9%
  150 Lucius Gordon Dr.
  Suite 201
  West Henrietta, NY 14586



  All Officers and Directors      18,006,723         71.5%
    as a group (10 Persons)



*  Member of the Board of Directors

(1) The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) Applicable percentage of ownership is based on 25,565,532 shares outstanding as of June 10, 2001 together with applicable options, if any, for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares subject to options currently exercisable or exercisable within 60 days after June 10, 2001 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other shareholder. As of June 10, 2001, there were no options outstanding.

 (3) Michael L. Weiner is a member and the manager of Technology Innovations, LLC, which is the majority owner of Biophan, LLC. Mr. Weiner is also the manager of Biophan, LLC. Mr. Weiner's calculation includes 6,228,573 shares owned beneficially and of record by Biophan, but excludes 5,379,550 shares owned of record by Biophan but beneficially by Greatbatch Gen-Aid, Ltd., and excludes 268,978 shares owned of record by Biophan but beneficially by Patrick R. Connelly.

(4) Includes 5,379,550 shares owned of record by Biophan but beneficially by Wilson Greatbatch or by Greatbatch Gen-Aid, Ltd., an entity owned by Wilson Greatbatch.

(5) Does not include shares owned beneficially or of record by Biophan, LLC. Ross B. Kenzie is the manager and an equity member of Biophan Ventures, LLC which is the 43% equity member in Biophan, LLC. Mr. Kenzie, along with Michael L. Weiner, comprise the Board of Members of Biophan, LLC.

(6) Includes 268,978 shares owned of record by Biophan but beneficially by Patrick R. Connelly.

(7) Excludes 5,379,550 shares owned beneficially by Wilson Greatbatch or Greatbatch Gen-Aid, Ltd. and 268,978 shares owned beneficially by Patrick R. Connelly.


Item 12.  Certain Relationships and Related Transactions.


(1) Michael L. Weiner, President and Chief Executive Officer of the Company, is an employee of Technology Innovations, LLC. His services to the Company are provided through a Management Agreement with Biophan LLC, a subsidiary of Technology Innovations, LLC (TILLC). Mr. Weiner is the manager and 44.2% equity member of TILLC. TILLC is the 57% equity member of Biophan, LLC. Mr. Weiner is the manager of Biophan; he and Ross Kenzie make up the Board of Members of Biophan. Biophan is the record owner of 12,277,101 shares of common stock of the Company; of those, Greatbatch Gen-Aid, Ltd. is the beneficial owner of 5,379,550 shares and Patrick R. Connelly is the beneficial owner of 268,978 shares. As manager of TILLC and Biophan, Mr. Weiner has control over these entities

(2) Biophan, LLC received 10,759,101 shares of the Company's Common Stock in exchange for its shares of LTR Antisense Technology, Inc. It is also entitled to be paid $500,000 for the transfer of its MRI-compatible pacemaker patent pending. Biophan will provide certain management services to the Company pursuant to the Management Agreement, including the executive services of Michael L. Weiner and Patrick R. Connelly, for which the Company will pay management fees at Biophan's standard consulting rates, but not less than $100,000 per year. It is anticipated the Biophan will also conduct research and development pertaining to the Company's technologies, in conjunction with Wilson Greatbatch and Greatbatch Enterprises, Inc., and be paid its standard consulting rates for such services. In addition, the Company shares office space with TILLC and Biophan.

(3) Wilson Greatbatch, himself or through his ownership of Greatbatch Gen-Aid, Ltd., is the beneficial owner of 5,379,550 common shares of the Company owned of record by Biophan. He is also entitled to receive 60% of the consideration payable to Biophan ($500,000) for transfer of the MRI-compatible pacemaker technology to the Company. Greatbatch Gen-Aid holds a 0.3% membership interest (1 Unit) in TILLC, and has options to acquire an additional 10 Units upon the occurrence of certain events.

The Company has entered into a letter agreement with Greatbatch Enterprises, Inc. and Wilson Greatbatch for the provision of research and development services relating to the MRI-compatible technology, for which the Company anticipates it will expend $500,000 per year for two years


PART IV


Item 13.  Exhibits and Reports on Form 8-K

  No.                                              Page No.

(a)  Exhibit Index

  *  Certificate of Incorporation (Nevada)

  *  Bylaws

  21      Subsidiaries                                    27

  16      Letter on change of accountants                 28

  *  Exchange Agreement

   2      Amendment to Exchange Agreement                 29

  99.1    Transfer Agreement                              31

  99.2    Amendment to Transfer Agreement                 34

(b)  Reports on Form 8-K

    Registrant filed a Form 8-K on December 15, 2000 listing Item 2 (acquisition of assets).

    Registrant filed a Form 8-K on January 18, 2001 listing Item 4 (change in registrant's certifying accountant).

    Registrant filed a Form 8-K/A on February 13, 2001 listing Item 1 (financial statements and pro forma financial information).

    Registrant filed a Form 8-K on May 7, 2001 listing Item 4 (change in registrant's certifying accountant).


* Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.


     * Certificate of Incorporation filed as Exhibit to Form 10-K for the period ending December 31, 1999.

     *    Bylaws filed as Exhibit to Form 10-SB.

     *    Exchange Agreement filed as Exhibit to Form 8-K dated December 15,
           2000.


 SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREATBIO TECHNOLOGIES, INC.

                    By: \s\ Michael L. Weiner

                    Name:  Michael L. Weiner
                    Title:  President and Director

Dated:  June 13,  2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    By: \s\ David A. Miller

                    Name:  David A. Miller
                    Title:  Secretary


                    By: \s\ Robert J. Wood

                    Name:  Robert J. Wood
                    Title:  Vice President and Treasurer







EX-21





                                                     Document is copied.
Exhibit 21        Subsidiaries

         As of February 28, 2001, the Company had the following subsidiaries:


               LTR Antisense Technology, Inc. (100% owned)











EX-16





ITEM 4.         CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANTS

       (a)      Previous independent accountants

     On April 25, 2001, GreatBio Technologies, Inc. dismissed Arthur
Andersen LLP as its independent accountants. The Registrant's Board of Directors approved the decision to change independent accountants. Arthur Andersen LLP issued no reports on the financial statements. Arthur Andersen LLP was engaged from January 15, 2001 through April 24, 2001 and during such period there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report to be issued on the financial statements. During the period in which Arthur Andersen LLP was engaged there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v). The Registrant has requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 4, 2001, is filed as Exhibit 16 to this Form 8-K.

     (b)        New independent accountants

     The Registrant engaged Goldstein Golub Kessler LLP as its new independent accountants as of April 25, 2001. During the two most recent fiscal years and through April 25, 2001, the Registrant has not consulted with Goldstein Golub Kessler LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report nor oral advice was provided to the Registrant that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 7.         FINANCIAL STATEMENTS AND EXHIBITS

       (c)      Exhibits.
                                                                         Page

                (16)  Letter regarding change in certifying accountant.    3



                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 3, 2001


                                               GreatBio Technologies, Inc.


                                               By: /s/ Michael L. Weiner
                                               --------------------------

                                               Name:    Michael L. Weiner
                                               Title:   President



EX-16



             LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT

                    [ARTHUR ANDERSEN LLP LETTERHEAD]

May 4, 2001

Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


Dear Sir/Madam:

We have read paragraph (a) of Item 4 included in the Form 8-K dated April 25, 2001 of GreatBio Technologies, Inc. to be filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,



/s/ Arthur Andersen LLP









EX-2




                           EXCHANGE AGREEMENT
                            AMENDMENT NO. 1

     This Amendment no. 1 to Exchange Agreement is made as of this 7 day of June, 2001, by and between GreatBio Technologies, Inc. (f/k/a Idaho Technical, Inc. referred to herein as ITI), a Nevada Corporation
("GreatBio"), and Biophan, LLC, a New York Limited Liability Company
("Biophan").

     WHEREAS, the parties hereto entered into an Exchange Agreement dated December 1, 2000 relating to the transfer from Biophan to GreatBio of certain technology described therein; and

     WHEREAS, the parties have agreed to modify Sections 1.1, 1.2, 1.3(b) and 1.3(d) of the Agreement which describe the consideration for the issuance of shares of GreatBio and certain other funding requirements.

     NOW, THEREFORE, in consideration of the premises set forth herein and for all other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1. Amendment and Restatement of Section 1.1. Section 1.1 of the Exchange Agreement is hereby amended and restated to read in its entirety as follows:

     "The parties hereby agree that ITI shall acquire from Biophan all of the issued and outstanding shares of Antisense capital stock in exchange for ten million, seven hundred fifty-nine thousand, one hundred and one (10,759,101) shares of authorized but previously unissued ITI common stock, par value $.005. The parties further agree that in consideration of $175,000 to be delivered to Antisense at Closing (as described in Section 1.3) ten million, seven hundred fifty nine thousand, one hundred and one (10,759,101) shares of authorized but previously unissued ITI common stock, shall be issued to certain individuals and in amounts as designated by ITI (the "Cowle Group").

       (a) Assets. It is also agreed by the parties hereto that by acquiring the shares of Antisense capital stock, ITI will acquire all rights, title and interest to the assets and property presently owned by Antisense. Said assets and property are subject to certain interests, liens and/or encumbrances which are to be further described Antisense's financial statements or other schedules provided to ITI and included in Attachment 1.1.

       (b) Funding. At the Closing, as described below in Section 1.3, the Cowle Group agrees to have delivered to Antisense $175,000 and to arrange for the further commitment for future funding of an additional $325,000 to Antisense as follows: $175,000 on or before the second anniversary of this Agreement and $150,000 on or before the third anniversary of this Agreement. In addition, Biophan may from time to time advance funds to ITI (the "Advances") to fund ITI's operating expenses until such time as ITI is sufficiently capitalized. ITI agrees to repay the Advances upon terms and conditions mutually agreeable to Biophan and ITI.

       (c) Management. The parties agree that Biophan, or its wholly owned subsidiary, shall be the general manager of ITI for at least three (3) years following the execution of this Agreement and Biophan, or its wholly owned subsidiary, specifically agrees to oversee the operation and logistics of the CRADA.

       (d) Reorganization.  The parties hereto agree that at the Closing
       (i) Antisense shall become a wholly-owned subsidiary of ITI; (ii) the business operations of ITI shall be reorganized, and (iii) the name of ITI shall be changed to GreatBio Technologies, Inc."

     2. Amendment and Restatement of Section 1.2. Section 1.2 of the Exchange Agreement is hereby amended and restated to read in its entirety as follows:

       (a) Upon the Closing of this Agreement, ITI shall cause to be issued and delivered an aggregate of 21,518,202 shares of ITI common stock to be distributed as follows:

          (i) A total of 10,759,101 shares shall be delivered to Biophan, the sole shareholder of Antisense, in exchange for all the issued and outstanding shares of Antisense capital stock, which shares shall be delivered to ITI at the Closing.

          (ii) A total of 10,759,101 shares shall be delivered to the Cowle Group, in consideration of the $175,000 to be paid at Closing as more fully described in Section 1.1. In addition, the Cowle Group shall provide funding of $325,000 as follows: $175,000 on or before the second anniversary of this Agreement and $150,000 on or before the third anniversary of this Agreement. An aggregate of $500,000 in funding is to be used by Antisense to develop those certain U.S. Patents and any underlying inventions and applications directed thereto as depicted in Attachment 1.1.

          (iii) In addition to the provisions of Section1.2(a)(ii) above, the parties identified therein will provide ongoing assistance in raising capital for the new venture, maintaining good standing in public markets, and developing the company. It is anticipated that these parties will use their reasonable efforts to raise at least $2 million, $325,000 of which will be used to fund the obligations under paragraph (ii) above, and $1,675,000 of which will be used to fund research and development and patent acquisitions related to the MRI-Resistant Cardiac Pacemakers to be acquired from Biophan sometime after the consummation of this transaction. All such funds shall be raised at a price per share which results in a market capitalization of ITI following the completion of the offering of at least $12 million.

          (iv) In the event ITI does not fulfill all of its obligations set forth in this Section 1.2, all of the patents and intellectual property set forth in Section 1.1(a) above and being acquired by ITI hereunder, shall revert and be fully assigned and transferred to Biophan.

       (b) The 21,518,202 shares of ITI common stock to be issued hereunder (the "ITI Shares") shall be authorized but previously unissued shares of ITI common stock. The ITI Shares shall be issued to those persons and in the respective amounts set forth in Section 1.2(a) above.

       (c) All ITI Shares to be issued hereunder are deemed "restricted securities" as defined by Rule 144 of the Securities Act of 1933, as amended (the "1933 Act"), and the recipients shall represent in writing that they are acquiring said shares for investment purposes only and without the intent to make a further distribution of the ITI Shares. All ITI Shares to be issued under the terms of this Agreement shall be issued pursuant to an exemption from the registration requirements of the 1933 Act, under Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. Certificates representing the ITI Shares to be issued hereunder shall bear a restrictive legend in substantially the following form:

          The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be offered for sale, sold or otherwise transferred except in compliance with the registration provisions of such Act or pursuant to an exemption from such registration provisions, the availability of which is to be established to the satisfaction of the Company."

     3. Amendment and Restatement of Section 1.3(b). Section 1.3(b) of the Exchange Agreement is hereby amended and restated to read in its entirety as follows:
       "ITI shall cause to be delivered to Antisense the sum of $175,000, and ITI agrees to the further commitment to arrange for funding of an additional $325,000 as follows: $175,000 on or before the second anniversary of this Agreement and $150,000 on or before the third anniversary of this Agreement."

     4. Amendment and Restatement of section 1.3(d). section 1.3(d) of the Exchange Agreement is hereby amended and restated to read in its entirety as follows:
       "In consideration of the $175,000, ITI shall deliver to the Cowle Group, stock certificates representing an aggregate of 10,759,101 shares of ITI common stock, which certificates shall bear a standard restrictive legend in the form customarily used with restricted securities and as set forth in Section 1.2(c) above."

     5. Conflicts. Except as expressly amended or modified by this Amendment No. 1, the Exchange Agreement shall continue in full force and effect. In the event of any conflict between the terms of the Exchange Agreement and the terms of this Amendment No. 1, the terms of this Amendment No. 1 shall govern and control.

     6. Further Assurances. The parties agree to execute such further instruments, agreements and documents and to take such further action as may reasonably be necessary to carry out the intent of this Amendment No. 1.

     7. Counterparts. This Amendment No. 1 may be executed in any number of counterparts, each which shall be deemed an original, and all of which together shall constitute one instrument.

     8. Governing Law. This Amendment No. 1 shall be governed by and construed under the laws of New York, without reference to principles of conflicts oflaws.

     IN WITNESS WHEREOF, the parties have executed this Amendment No. 1 to Exchange Agreement by their signature or the signature of their duly authorized representatives below.

GREATBIO TECHNOLOGY, INC.

By  /s/Edward F. Cowle
   ------------------------------------
        Edward F. Cowle, Director

BIOPHAN, LLC

By  /s/Michael L. Weiner
   ------------------------------------
         Michael L. Weiner, CEO




EX-99.1





                           TRANSFER AGREEMENT

     This Transfer Agreement is made as of this 1 day of December, 2000, by and between Idaho Technical, Inc., a Nevada Corporation ("ITI") and Biophan, LLC, a New York Limited Liability Company ("Biophan").

     WHEREAS, ITI is a wholly owned subsidiary of Biophan; and

     WHEREAS, Biophan desires to transfer to ITI certain patents described in:

          a Provisional Patent Application the disclosure of which was filed in the United States Patent and Trademark Office on April 20, 2000, and accorded Application No. 60/198,631 with Attorney Docket No. T31-003/T31-005, that are partly described in a disclosure submitted to Elman & Associates and assigned Attorney Docket No. T31-010; and

          related technologies for suppressing MRI energies and radio frequency energy from negative effects on pacemakers and certain other implantable and external medical devices and diagnostic systems ( collectively the "Patents").

     WHEREAS, ITI desires to receive the Patents and is able to raise a minimum of $1,500,000 to fund research and development and further patent acquisition related to the Patents.

     NOW, THEREFORE, in consideration of the premises set forth herein and for all other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

   1. Biophan agrees to execute an assignment in the form attached hereto and made part hereof as Exhibit A to accomplish the transfer of the Patents to ITI (the "Assignment").

   2. ITI hereby grants a security interest in the Patents to Biophan as more fully described in the security agreement attached hereto and made part hereof as Exhibit B (the "Security Agreement"). The execution of the Assignment by Biophan is conditioned upon the execution of the Security Agreement by ITI.

   3. ITI agrees to undertake and accomplish the following (collectively the "Obligations"):
       3.1 to raise $1,000,000 to be used to fund research and development file patent applications and to acquire additional patents related to the Patents in accordance with the following schedule:
          3.1.1  $250,000 on or before March 1, 2000;
          3.1.2  $250,000 on or before June 1, 2001;
          3.1.3  $250,000 on or before March 1, 2002; and
          3.1.4  $250,000 on or before June 1, 2002.
        3.2   to pay Biophan
          3.2.1 $250,000 upon the issuance of the first U.S. patent resulting from the Patents.
          3.2.2 $250,000 upon the issuance of a second U.S. Patent resulting from the Patents.
          3.2.3 ITI agrees to use its reasonable best efforts to pay Biophan the payments described in this Section 3.2 as soon as possible, cash flow permitting, but in any event, not later than the later of the issuance of the applicable patent or eighteen months from the date hereof.
        3.3 to allocate sufficient resources, including cash and personnel, in order to retain, directly or indirectly, Greatbatch Enterprises, Inc. to direct the scientific and technical design, prototypes, systems, etc., related to the Patents.

   4. Upon the occurrence of an Event of Default (as defined below) Biophan shall be entitled to the remedies described in paragraph 10 of the Security Agreement and all other rights and remedies available to it under the law.

   5. Events of Default. An "Event of Default" will occur under this Agreement upon the happening of any of the following events:
        5.1  The occurrence of an event of default under the Security
             Agreement.
        5.2 A default in the performance of the Obligations or any provision of this Agreement.
        5.3 ITI commences any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect; or ITI is adjudicated insolvent or bankrupt by a court of competent jurisdiction; or ITI petitions or applies for, acquiesces in, or consents to, the appointment of any receiver or trustee of ITI for all or substantially all of its property or assets; or ITI makes an assignment for the benefit of its creditors; or ITI admits in writing its inability to pay its debts as they mature.
        5.4 There is commenced against ITI any proceeding relating to ITI any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect, and the proceeding remains undismissed for a period of thirty (30) days or ITI by an act indicates its consent to, approval of, or acquiescence in, the proceeding; or a receiver or trustee is appointed for ITI for all or substantially all of its property or assets, and the receivership or trusteeship remains undischarged for a period of thirty (30) days; or a warrant of attachment, execution or similar process is issued against any substantial part of the property or assets of ITI, and the warrant or similar process is not dismissed or bonded within thirty (30) days after the levy.

   6. Cumulative Remedies. All of Biophan's rights and remedies with respect to the Patents, whether established hereby or by the Security Agreement, or by any other agreements or by law, will be cumulative and may be exercised individually or concurrently. Biophan will have, in addition to all other rights and remedies given it by the terms of this Agreement, all rights and remedies allowed by law and the rights and remedies of a secured party under the Uniform Commercial Code as enacted in any jurisdiction in which the Collateral may be used or rights thereto enforced. ITI acknowledges and agrees that this is not intended to limit or restrict in any way the rights and remedies of Biophan under the Security Agreement but rather is intended to facilitate the exercise of such rights and remedies.

   7. Waivers. No course of dealing between ITI and Biophan and no failure or delay of Biophan to exercise any right, power or privilege hereunder will operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder will preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

   8. Severability. The provisions of this Agreement are severable, and if any clause or provision is held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability will affect only such clause or provision, or part thereof, in such jurisdiction, and will not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Agreement.

   9. General. This Agreement will inure to the benefit of and be binding upon ITI, Biophan and their respective successors and assigns. ITI may not assign its rights or obligations under this Agreement without the prior written consent of Biophan. No party is liable for its breach if such breach is due to an event beyond its reasonable control. All required notices must be in writing. No failure or delay to enforce a provision will be deemed a waiver thereof. This Agreement is governed by the internal laws of New York and the parties hereby consent to the jurisdiction of the state and federal courts located in Monroe County, New York. This Agreement along with the Assignment and Security Agreement are the entire and exclusive set of terms and conditions for the assignment and disposition of the Patents and may only be modified by a writing signed by all parties.

     IN WITNESS WHEREOF, the parties have executed this Agreement by their signature or the signature of their duly authorized representatives below.

IDAHO TECHNICAL, INC.

By  /s/Geoffrey Williams
   ----------------------------------
         Geoffrey Williams, President

BIOPHAN, LLC

By  /s/Michael L. Weiner
   ----------------------------------
         Michael L. Weiner, CEO









EX-99.2





                            TRANSFER AGREEMENT
                              AMENDMENT NO. 1

     This Amendment no. 1 to Transfer Agreement is made as of this 7th day of June, 2001, by and between GreatBio Technologies, Inc. (f/k/a Idaho Technical, Inc. referred to herein as ITI), a Nevada Corporation ("GreatBio") and Biophan, LLC, a New York Limited Liability Company ("Biophan").

     WHEREAS, the parties hereto entered into a Transfer Agreement dated December 1, 2000 relating to the transfer from Biophan to GreatBio of certain technology described therein, which included a Provisional Patent Application the disclosure of which was filed in the United States Patent and Trademark Office on April 20, 2000, and accorded Application No. 60/198,631 with Attorney Docket No. T31-003/T31-005, that are partly described in a disclosure submitted to Elman & Associates and assigned Attorney Docket No. T31-010; and

            related technologies for suppressing MRI energies and radio frequency energy from negative effects on pacemakers and certain other implantable and external medical devices and diagnostic systems ( collectively the "Patents"); and

     WHEREAS, the parties have agreed to modify the timing for the raising of capital as provided in section 3.1 of the Agreement and the payment terms of section 3.2 of that Agreement.

     NOW, THEREFORE, in consideration of the premises set forth herein and for all other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

    1. Section 3 of the Agreement is hereby amended to read in its entirety as follows:

    ITI agrees to undertake and accomplish the following (collectively the "Obligations"):
        3.1 to raise $1,000,000 to be used to fund research and development file patent applications and to acquire additional patents related to the Patents in accordance with the following schedule:
                3.1.1  $500,000 on or before June 15, 2001;
                3.1.2  $250,000 on or before March 1, 2002; and
                3.1.3  $250,000 on or before June 1, 2002.

        3.2 to pay Biophan the sum of $500,000 for the purchase of the Patents upon the earlier of (i) the raising of capital by GreatBio in the amount of $3,000,000 or more, or (ii) June 1, 2002.

        3.3 to allocate sufficient resources, including cash and personnel, in order to retain, directly or indirectly, Greatbatch Enterprises, Inc. to direct the scientific and technical design, prototypes, systems, etc., related to the Patents."

    2. The balance of the Agreement shall remain in full force and effect, unamended.

     IN WITNESS WHEREOF, the parties have executed this Amendment No. 1 to Transfer Agreement by their signature or the signature of their duly authorized representatives below.

GREATBIO TECHNOLOGY, INC.

By  /s/Edward F. Cowle
   ------------------------------------
          Edward F. Cowle, Director

BIOPHAN, LLC

By  /s/Michael L. Weiner
   ------------------------------------
         Michael L. Weiner, CEO