Form 10-Q
period 2001-05-31
GREATBIO TECHNOLOGIES INC
filed 2001-07-16
CIK 1084000

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the period ended: May 31, 2001

                         Commission File No. 0-26057

                         GREATBIO TECHNOLOGIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Nevada                                        82-0507874
     ---------------------------------                     ------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization                         Identification No.)


    150 Lucius Gordon Drive,  Suite 203
         West Henrietta, New York                                 14586
    ---------------------------------                           ---------
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

                              [ X ] Yes    [   ] No

As of May 31, 2001, the Company had 25,565,532 shares of common stock outstanding.

Title of Class

Common



                                   INDEX
                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements

  Consolidated Balance Sheets, May 31, 2001 (Unaudited)
   and February 28, 2001                                               3

  Consolidated Statements of Operations, Three Months Ended
   May 31 2001 and 2000(Unaudited) and from August 1, 1968
   (Date of Inception) through May 31, 2001  (Unaudited)               4

  Consolidated Statements of Cash Flows, Three Months ended
   May 31, 2001 and 2000 (Unaudited) and from August 1, 1968
   (Date of Inception) through May 31, 2001 (Unaudited)                5

  Notes to Consolidated Financial Statements                           6

ITEM 2.  Plan of Operation                                             7

PART II. OTHER INFORMATION

ITEM 1.  Index to Exhibits
         a.     Reports on Form 8-K                                    8
         b.     Signatures                                             8



PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements

                                 GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)

                                                  CONSOLIDATED BALANCE SHEETS


                                             May 31, 2001    February 28, 2001
                                              (Unaudited)
                                             ------------    -----------------
ASSETS

Current assets - cash and cash equivalents     $ 10,549             $172,092

Fixed Asset - at cost, net                        4,583                4,833

Other Assets:
  Intellectual property rights                  110,000              110,000
  Deferred private equity placement costs        75,000               56,827
  Deferred tax asset, net of valuation allowance
    of $201,000 and $115,000 respectively            -                    -
                                              ----------           ----------

    Total Assets                               $200,132             $343,752
                                              ==========           ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses        $163,870             $110,856
  Due to related parties                        210,698              170,136
                                              ----------           ----------

    Total current liabilities                   374,568              280,992

Long-term obligation - payable to related
  party, less unamortized discount of
  $46,500 and $62,000 respectively, based
  on imputed interest rate of 12.48%            453,500              438,000
                                              ----------           ----------

 Stockholders' Deficiency:
  Common stock - $.005 par value; authorized
   60,000,000 shares, issued and outstanding
   25,565,532 shares                            127,828              127,828
  Additional paid-in capital                    325,920              325,920
  Deficit accumulated during the
   development stage                         (1,081,685)            (828,988)
                                              ----------           ----------

    Stockholders' deficiency                   (627,937)            (375,240)
                                              ----------           ----------

    Total Liabilities and Stockholders'
     Deficiency                                $200,132             $343,752
                                              ==========           ==========



                               See Notes to Consolidated Financial Statements

                                 GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Period from
                                                                          August 1, 1968
                                        Three Months    Three Months            (Date of
                                        Ended May 31,   Ended May 31,   Inception) to May
                                                2001            2000             31, 2001
                                        ------------    ------------    -----------------
General and administrative expenses:
  Salaries and related                      $ 73,873       $      -              $133,734
  Research and development                   125,099              -               238,243
  Professional fees                           13,658           2,000               52,343
  Write-down of intellectual property rights      -               -               490,000
  Other                                       22,391              -                48,951
                                           ----------      ----------          ----------

Operating loss                              (235,021)         (2,000)           (963,271)

Interest expense                             (18,713)             -              (31,713)

Interest income                                1,037              -                2,656
                                           ----------      ----------          ----------

Loss from continuing operations             (252,697)         (2,000)           (992,328)

Loss from discontinued operations                 -               -              (89,357)
                                           ----------      ----------          ----------

Net loss                                   $(252,697)        $(2,000)        $(1,081,685)
                                            =========      ==========          ==========
Loss per common share                      $    (.01)        $    -
                                           ==========      ==========

Weighted average shares outstanding        25,565,532       9,166,887
                                           ==========      ==========

                                See Notes to Consolidated Financial Statements

                                 GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Period from
                                                                          August 1, 1968
                                        Three Months    Three Months            (Date of
                                        Ended May 31,   Ended May 31,   Inception) to May
                                                2001            2000             31, 2001
                                        ------------    ------------    -----------------
Cash flows from operating activities:
  Net loss                                 $(252,697)      $  (2,000)        $(1,081,686)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
  Depreciation                                  250               -                  417
  Write-down of intellectual property rights     -                -              490,000
  Amortization of discount on payable to
    related party                            15,500               -               28,500
  Issuance of common stock for services
    rendered                                     -                -              101,108
  Expenses paid by stockholder                   -                -                2,640
  Changes in operating assets and liabilities:
      Increase in accounts payable and accrued
       expenses                              34,842             2,000            132,367
      Increase in due to related parties     40,562                -             167,203
                                          ----------        ----------         ----------
      Net cash provided by operating
        activities                         (161,543)               -            (159,451)
                                          ----------        ----------         ----------

Net cash used in investing activities-
  purchases of fixed assets                      -                 -              (5,000)
                                          ----------        ----------         ----------

Net cash provided by financing activities-
  proceeds from issuance of capital stock        -                 -              175,000
                                          ----------        ----------         ----------

Net increase (decrease) in cash and
  cash equivalents                         (161,543)               -               10,549

Cash and cash equivalents at beginning
  of period                                 172,092                -                   -
                                          ----------        ----------         ----------

Cash and cash equivalents at end of
  period                                  $ 10,549          $      -            $  10,549
                                          ==========        ==========         ==========

Supplemental schedule of noncash investing and financing activities:

  Intellectual property acquired through
    issuance of common stock and assumption
    of related party payable              $      -          $      -             $175,000
                                          ==========        ==========         ==========

  Acquisition of intellectual property    $      -          $      -             $425,000
                                          ==========        ==========         ==========

                                See Notes to Consolidated Financial Statements

                                 GREATBIO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                May 31, 2001


INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of May 31, 2001 and for the three months ended May 31, 2001 and 2000 are unaudited. However, in the opinion of managment of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods.
The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.


PRINCIPAL BUSINESS ACTIVITIES:

The consolidated financial statements include the accounts of GreatBio Technologies, Inc. and its wholly owned subsidiaries, LTR Antisense Technology, Inc., MRIC Drug Delivery Systems, LLC (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is in the development stage and is expected to remain so for at least the next twelve months. The Company was formed in 1968 and obtained certain mining claims and rights. Those rights were subsequently abandoned and the Company has conducted no business since 1993.

The Company has not generated any revenue to date. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

On December 1, 2000 the Company amended its Articles of Incorporation to change its name from Idaho Technical, Inc. to GreatBio Technologies, Inc.
and entered into an Exchange Agreement with Biophan, LLC and Antisense as more fully described below.

In accordance with the terms of an Exchange Agreement ("the Agreement") dated December 1, 2000 (as amended), the Company acquired from Biophan, LLC ("Biophan") all of the issued and outstanding common stock of its wholly-owned subsidiary, LTR Antisense Technology, Inc. in exchange for 10,759,101 shares of authorized but previously unissued common stock, par value $.005.


Additionally, on December 1, 2000, in exchange for cash consideration of $175,000, the Company issued and delivered to certain parties, an additional 10,759,101 shares of authorized but previously unissued common stock, par value $.005.

Also on December 1, 2000, the Company acquired certain intellectual property rights relating to the magnetic resonance imaging (MRI) technology from Biophan for the future consideration of $500,000. The transfer was consummated pursuant to and in accordance with the Transfer Agreement
(as amended), dated December 1, 2000 between the Company and Biophan.

Upon securing the necessary funding, the principal business activity of the Company will be research and development of patent rights in two primary areas: (1) an MRI compatible implantable cardiac pacemaker and (2) the use of antisense technology to block the HIV virus.


GOING CONCERN:

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs which raises substantial doubt regarding its ability to continue as a going concern. In the interim, management is committed to covering all operating and other costs.

DEFERRED PRIVATE EQUITY PLACEMENT COSTS:

In connection with a proposed private equity placement, the Company has incurred costs aggregating $75,000 as of May 31, 2001. These costs will be netted against the expected proceeds from the private placement.


SUBSEQUENT EVENTS:

In June 2001, the Company entered into bridge loan agreements providing gross proceeds of $986,500. Loans of $400,000 from one lender provide for a maturity date of December 15, 2001 and interest payable by issuance of 100,000 shares of Company stock on the due date. As additional consideration, the noteholder receives 100,000 shares of stock and warrants to purchase an additional 100,000 shares at $1.00 per share. The noteholder has the right to convert the principal amounts into stock at
$.75 per share at any time prior to maturity.   The Company also received a
series of bridge loans aggregating $586,500 upon the same proportionate terms as above except that, among other things, the loans are for a term of three months.


ITEM 2. PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of a number of factors including those identified herein and in the Company's Annual report on Form 10-KSB and other periodic reports and filings with the SEC.

Overview

The Company continues in the development stage of its operations and is expected to be in that mode for the foreseeable future. The Company's current mission is to develop and commercially exploit potentially significant technologies in the following areas:

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

The Company is in the early stages of development of these two technologies.

Results of Operations

    During the quarter ended May 31, 2000, the Company was inactive, earned no revenues and incurred expenses of $2,000 in connection with filing all required periodic reports under the Securities Exchange Act of 1934. On December 1, 2000, the Company entered into agreements for the acquisition of the MRI resistant cardiac pacemaker technology, the antisense gene therapy technology and a subsidiary corporation and embarked on a new program for development and eventual commercial exploitation of such technologies. The Company remained in the development stage from that time through the quarter ended May 31, 2001, earning no revenues except interest income. During the quarter ended May 31, 2001, the Company pursued the development of it's proprietary technology, incurring research and development expenses of $125,099 and other general and administrative expenses of $109,922 plus interest expense of $18,713. The net loss for the current quarter amounted to $252,697.

Liquidity and Capital Resources

    On December 1, 2000, in exchange for common stock, the Company received cash of $175,000 to assist in financing initial administrative costs in connection with re-forming the Company as a research and development enterprise and to continue the prosecution of proprietary technology. In addition, financing was provided by Biophan, LLC and another related party paying costs and expenses such as payroll, office expenses and attorney fees. Through May 31, 2001, the related parties had advanced a total of $327,985 of such expenses and Biophan was repaid $120,500, leaving a combined balance due of $206,698 including accrued interest of $3,213.

    In order to obtain sufficient cash for its next twelve months of operations and beyond, in June 2001 the Company negotiated bridge loans that will provide $986,500 in funding, expected to be received in the second quarter. Generally, the loans have maturities of three to six months and interest is payable by issuance of Company common shares and warrants. The Company is also currently seeking to obtain equity financing through a private placement offering that is planned to raise a maximum of $3,000,000. The proceeds will be applied to reimbursement of expenses paid on the Company's behalf by related parties, to funding of the CRADA project, to repayment of the bridge loans, and to ongoing research and development of the proprietary technology. Both of these funding sources will enable the Company to pursue research and development of it's current proprietary technologies.

    Currently, the Company does not have a need for material capital expenditures in the conduct of its research and development activities.




PART II.  OTHER INFORMATION

Item     1.     Exhibits and reports on Form 8-K

           a.     Reports on Form 8-K
           b.     Signatures



* (a) The Company filed a Form 8-K on May 7, 2001 listing Item 4 (change in registrant's certifying accountants).


* Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.




     (b)  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREATBIO TECHNOLOGIES,  INC.
(Registrant)

Date:  July 16, 2001


                    By: /s/ Michael L. Weiner
                    ------------------------------
                    Name:  Michael L. Weiner,
                    Title:  Chief Executive Officer


                    By: \s\ Robert J. Wood
                    ------------------------------
                    Name:  Robert J. Wood
                    Title:  Vice President and Treasurer


                    By: \s\ David A. Miller
                    ------------------------------
                    Name:  David A. Miller
                    Title:  Secretary