Form 10-Q
period 2001-08-31
GREATBIO TECHNOLOGIES INC
filed 2001-10-22
CIK 1084000

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

         [x]   Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the period ended: August 31, 2001

         [ ]   Transition Report Pursuant to section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                   For the transition period from ____ to ____

                         Commission File No. 0-26057


                         BIOPHAN TECHNOLOGIES, INC.
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


    150 Lucius Gordon Drive,  Suite 215
         West Henrietta, New York                                 14586
    ---------------------------------                           ---------
 (Address of principal executive offices)                      (Zip code)


                                 (716) 214-2441
                            -----------------------
                           Issuer's telephone number


                           GREATBIO TECHNOLOGIES, INC.
                          -----------------------------
                      (Former name-changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ X ] Yes    [   ] No

State the number of shards outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                         Outstanding as of August 31, 2001
      Common Stock, $.005 par value                       27,245,845

Transitional small Business Disclosure Format (Check One): Yes[ ]  No[x]

                                   INDEX
                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements

  Consolidated Balance Sheets, August 31, 2001 (Unaudited)
   and February 28, 2001                                               3

  Consolidated Statements of Operations, Three Months Ended
   August 31, 2001 and 2000 (Unaudited), Six Months Ended August
    31, 2001 and 2000 (Unaudited), and from August 1, 1968
    (Date of Inception) through August 31, 2001 (Unaudited)            4

  Consolidated Statements of Cash Flows, Six Months ended
   August 31, 2001 and 2000 (Unaudited) and from August 1, 1968
   (Date of Inception) through August 31, 2001 (Unaudited)             5

  Notes to Consolidated Financial Statements                           6

ITEM 2.  Plan of Operation                                             7

PART II. OTHER INFORMATION                                             7

ITEM 1.  Legal Proceedings                                             7

ITEM 2.  Changes in Securities and Use of Proceeds                     7

ITEM 3.  Defaults Upon Senior Securities                               8

ITEM 4.  Submission of Matters to a Vote of Security Holders           8

ITEM 5.  Other Information                                             9

ITEM 6.  Exhibits and Reports on Form 8-K                              9

         a.     Reports on Form 8-K                                    9
         b.     Signatures                                             9



PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements


        BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO TECHNOLOGIES, INC.)
                              AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED BALANCE SHEETS

                                        August 31, 2001
                                          (Unaudited)      February 28, 2001
                                       ---------------------------------------
                      ASSETS
Current Assets:
  Cash and equivalents                     $  709,723          $ 172,092
  Marketable securities, at market value
   (cost of $849,097)                         838,624
  Prepaid expenses                            166,135                  -
                                           --------------------------------
              Total Current Assets          1,714,482            172,092

Fixed Assets, at cost, net                     17,926              4,833

Other Assets:
  Intellectual property rights                110,000            110,000
  Deferred private equity placement costs           -             56,827
  Deferred tax asset, net of valuation
   allowance of $421,000 and $115,000
    respectively                                    -                  -
                                           --------------------------------
                                               110,000            166,827
                                           --------------------------------
                                            $1,842,408          $ 343,752
                                           ================================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Bridge loans payable                      $  986,500          $       -
  Payable to related party, less
   unamortized discount of $31,000             469,000                  -
  Accounts payable and accrued expenses         88,937            110,855
  Due to related parties                        45,227            170,136
                                           --------------------------------
               Total Current Liabilities     1,589,664            280,991

Long-Term Debt:
  Payable to related party, less
   unamortized discount of $62,000                   -            438,000

Stockholders' Equity (Deficiency):
  Common stock, $.005 par value
    Authorized, 60,000,000 shares
    Issued and outstanding, 27,245,845 and
     25,565,532 shares respectively            136,229            127,828
  Additional paid-in capital                 1,845,314            325,920
  Deficit accumulated during the
   development stage                        (1,728,799)          (828,987)
                                           --------------------------------
                                               252,744           (375,239)
                                           --------------------------------
                                            $1,842,408          $ 343,752
                                           ================================


     See Notes to Consolidated Financial Statements.



        BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO TECHNOLOGIES, INC.)
                              AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


Period from August

1, 1968 (date of
                                              Three Months Ended      Six Months
Ended          inception) to
                                             August 31,  August 31,  August 31,
August 31,        August 31,
                                                2001        2000        2001
2000              2001
                                             -----------------------------------
-------------------------------
General and administrative expenses:
  Salaries and related                     $   41,034    $      -   $  114,907
$     -       $   174,768
  Research and product development            161,656           -      286,755
-           399,899
  Professional fees                           158,979         300      172,637
2,300           211,322
  Write-down of intellectual property rights        -           -            -
-           490,000
  Other                                        66,700           -       89,092
-           115,651
                                             -----------------------------------
-------------------------------

Operating loss                               (428,369)       (300)    (663,391)
(2,300)       (1,391,640)

Other income(expense):
  Interest income                               4,633           -        5,670
-             7,289
  Interest expense                           (212,905)          -     (231,618)
-          (244,618)
  Other expense                               (10,473)          -      (10,473)
-           (10,473)
                                             -----------------------------------
-------------------------------
                                             (218,745)          -     (236,421)
-          (247,802)
                                             -----------------------------------
-------------------------------

Loss from continuing operations              (647,114)       (300)    (899,812)
(2,300)       (1,639,442)

Loss from discontinued operations                   -           -           -
-          (89,357)
                                             -----------------------------------
-------------------------------
Net loss                                  $  (647,114)     $ (300)  $ (899,812)
$ (2,300)     $(1,728,799)

===================================================================
Loss per common share                     $     (0.03)     $(0.00)  $    (0.03)
$  (0.00)

==================================================
Weighted average shares outstanding        25,859,646   3,797,330   25,712,589
3,797,330

==================================================


     See Notes to Consolidated Financial Statements.



        BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO TECHNOLOGIES, INC.)
                              AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Period
from August
                                                                       1, 1968
(date of
                                                    Six Months Ended
inception) to
                                                 August 31,   August 31,
August 31,
                                                    2001         2000
2001
                                       -----------------------------------------
---------
Cash flows used for operating activities:
  Net loss                                     $  (899,812)  $  (2,300)
$(1,728,799)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                        500           -
667
    Unrealized loss on marketable securities         10,473           -
10,473
    Write-down of intellectual property rights            -           -
490,000
    Amortization of discount on payable to
     related party                                   31,000           -
44,000
    Issuance of common stock for services                 -           -
101,108
    Issuance of common stock for interest           192,985           -
192,985
    Expenses paid by stockholder                          -           -
2,640
  Changes in operating assets and liabilities:
    Increase in prepaid expenses                   (111,557)          -
(111,557)
    Increase (decrease)in accounts payable and
     accrued expenses                               (21,918)      2,300
75,607
    Increase(decrease) in due to related parties   (124,909)          -
1,730
                                                 -------------------------------
--------
                                                   (923,238)          -
(921,146)

Cash flows used for investing activities:
  Costs of web site development                     (13,593)          -
(18,593)
  Purchase of marketable securities                (849,097)          -
(849,097)
                                                  ------------------------------
---------
                                                   (862,690)          -
(867,690)

Cash flows provided by financing activities:
  Proceeds of bridge loans                          986,500           -
986,500
  Proceeds from issuance of capital stock,
   less offering costs                            1,337,059           -
1,512,059
                                                  ------------------------------
---------
                                                  2,323,559           -
2,498,559
                                                  ------------------------------
---------
Net increase(decrease) in cash and equivalents      537,631           -
709,723

Cash and equivalents, beginning                     172,092           -
-
                                                  ------------------------------
---------
Cash and equivalents, ending                     $  709,723      $    -       $
709,723

========================================
Supplemental schedule of noncash investing and
  financing activities:
   Intellectual property acquired through
    issuance of capital stock and assumption
     of related party payable                    $        -      $    -       $
175,000

========================================
   Acquisition of intellectual property          $        -      $    -       $
425,000

========================================


     See Notes to Consolidated Financial Statements.




                      BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                              (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    August 31, 2001


INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of August 31, 2001 and for the three and six months ended August 31, 2001 and 2000 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.


PRINCIPAL BUSINESS ACTIVITIES:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan") (formerly GreatBio Technologies, Inc.) and its wholly owned subsidiary, LTR Antisense Technology, Inc. ("Antisense") (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company was formed in 1968 and obtained certain mining claims and rights. Those rights were subsequently abandoned and the Company conducted no business from 1993 to December 1, 2000.

The Company is in the development stage and is expected to remain so for at least the next twelve months. The Company has not generated any revenue to date.

On December 1, 2000, the Company amended its Articles of Incorporation to change its name from Idaho Technical, Inc. to GreatBio Technologies, Inc. and entered into an Exchange Agreement with Biophan, LLC and Antisense as more fully described below. At the Annual Meeting on July 19, 2001, the shareholders approved amending the Articles of Incorporation to change the name of the Company to Biophan Technologies, Inc. The change was effective as of that date.

In accordance with the terms of an Exchange Agreement ("the Agreement") dated December 1, 2000, the Company acquired from Biophan, LLC all of the issued and outstanding common stock of its wholly-owned subsidiary, LTR Antisense Technology, Inc. in exchange for 10,759,101 shares of authorized but previously unissued common stock, par value $.005.

Additionally, on December 1, 2000, in exchange for cash consideration of $175,000, the Company issued and delivered to certain parties, an additional 10,759,101 shares of authorized but previously unissued common stock, par value $.005.

Also on December 1, 2000, the Company acquired certain intellectual property rights relating to the magnetic resonance imaging (MRI) technology from Biophan, LLC for the future consideration of $500,000. The transfer was consummated pursuant to and in accordance with the Transfer Agreement
(as amended), dated December 1, 2000 between the Company and Biophan, LLC.

The principal business activity of the Company is research and development of patent rights in two primary areas: (1) an MRI-compatible implantable cardiac pacemaker and (2) the use of antisense technology to block the HIV virus.

BRIDGE LOANS:

In June 2001, the Company entered into bridge loan agreements providing gross proceeds of $986,500. Loans of $400,000 from one lender provide for a maturity date of December 15, 2001 and interest payable by issuance of 100,000 shares of stock on the due date. As additional consideration, the noteholder received 100,000 shares of stock and warrants to purchase an additional 100,000 shares at $1.00 per share. The noteholder has the right to convert the principal amounts into stock at $.75 per share at any time prior to maturity. The Company also received proceeds from a series of bridge loans aggregating $586,500 upon the same general terms as above except that interest is payable by issuance of 73,324 shares of stock at the maturity date of October 29, 2001. In the accompanying statements of operations, interest expense includes $192,985 of interest related to the issuance of stock given as additional compensation upon execution of the bridge loans.

CHANGES IN EQUITY:

In accordance with a Private Placement Memorandum dated July 2, 2001, the Company offered to sell 3,000,000 shares of common stock, par value $.005 per share, at $1.00 per share. During the quarter ended August 31, 2001, gross proceeds of $1,432,750 were received adding $7,163 to the common stock account and $1,425,587, less offering costs of $152,518, to additional paid-in capital.

Also during the quarter, the Company issued 247,563 shares of common stock to bridge lenders as additional consideration. The shares were valued at $1.00 per share, treated as interest expense for accounting purposes, and resulted in adding $1,238 to capital stock and $246,325 to additional paid-in capital.


ITEM 2. PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of a number of factors including those identified herein and in the Company's Annual report on Form 10-KSB and other periodic reports and filings with the Securities and Exchange Commission.

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

    * The use of proprietary antisense gene therapy technology to inhibit the spread of human immunodeficiency virus (HIV-1) infection in conjunction with the use of lentiviral vectors. On July 19, 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health and the University of Rochester for the development of this technology.

Results of Operations

During the year-ago quarter ended August 31, 2000, the Company was inactive, earned no revenues and incurred expenses of $300 in connection with filing all required periodic reports under the Securities Exchange Act of 1934. On December 1, 2000, the Company entered into agreements for the acquisition of its currently owned technology and a subsidiary corporation and embarked on a new program for development and eventual commercial exploitation of such technology.

The Company has remained in the development stage from that time through the quarter ended August 31, 2001, earning no revenues except interest income. During the quarter ended August 31, 2001, the Company pursued the development of it's proprietary technology, incurring research and product development expenses of $161,656 and other general and administrative expenses of $266,713. Interest expense of $212,905 for the current quarter includes an amount of $192,985 incurred in connection with the payment of interest on bridge loans by issuance of shares of common stock. The net loss for the current quarter amounted to $647,114.

Liquidity and Capital Resources

On December 1, 2000,in exchange for common stock, the Company received cash of $175,000 to assist in financing initial administrative costs in connection with re-forming the Company as a research and development enterprise and to continue the prosecution of proprietary technology. In addition, financing was provided by Biophan, LLC and another related party paying costs and expenses such as payroll, office expenses and attorney fees through June 30, 2001.

In June 2001, the Company received bridge loans that provided $986,500 in funding to the Company. The loans mature in October and December 2001 and interest is payable by issuance of Company common shares and warrants. The loans are convertible into common shares anytime prior to maturity at $.75 per share. The Company is also currently seeking to obtain equity financing through a private placement offering that is planned to raise a maximum of $3,000,000. Through August 31, 2001, net proceeds of $1,280,232 had been received. In addition, as of the current date, $343,000 is held in escrow awaiting acceptance of the subscriptions. The proceeds will be applied to reimbursement of expenses paid on the Company's behalf by related parties, to funding of the CRADA project, to repayment of the bridge loans, and to ongoing research and development of the proprietary technology.

Management believes the cash and short-term investment balances totaling $1,548,347 at August 31, 2001 along with further funding anticipated on completion of the private offering will be sufficient to fund the next twelve months of operations.

Currently, the Company does not have a need for material capital expenditures in the conduct of its research and product development activities.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2. Changes in Securities and Use of Proceeds

During the three month period ended August 31, 2001, the Company issued an aggregate of 1,680,313 shares of authorized, but previously unnissued common stock. Of this amount, (i) 1,432,750 shares were issued for cash of $1,432,750 ($1.00 per share) to 11 investors pursuant to a private placement; and (ii) 247,563 shares were issued for additional consideration to 16 bridge loan lenders, and were valued at $247,563 ($1.00 per share). Proceeds realized from the cash sales were used for working capital, research and administrative expenses. Offerings costs were $152,518.

The above issuances of shares were made in private transactions to persons having received information concerning the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of that Act.

Item 3.  Defaults Upon Senior Securities

This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

On Thursday, July 19, 2001, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Shareholders at the Company's offices in West Henrietta, New York. At the Meeting, the following directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Shareholders or until their successors are elected and qualified.

         Nominee               For        Against        Abstain
        ---------             -----      ---------      ---------
     Michael L. Weiner      25,046,652       0              0
     Wilson Greatbatch      25,046,652       0              0
     Steven Katz            25,046,652       0              0
     Ross B. Kenzie         25,046,652       0              0
     Robert S. Bramson      25,046,652       0              0

In addition to the election of directors, shareholders ratified the appointment of Goldstein Golub & Kessler, LLP, as independent auditors for the Company's fiscal year ending February 28, 2002 by a vote of 25,046,652 for, 0 against and 0 abstaining.

A proposal was also made to amend the Company's Certificate of incorporation to change the corporate name to Biophan Technologies, Inc.. The proposal carried by a vote of 25,046,652 for, 0 against and 0 abstaining.

Shareholders were also asked to ratify the proposal to adopt the Company's 2001 Stock Option Plan. The plan would provide for the grant of non-statutory stock options and incentive stock options to key employees, officers, directors and consultants. Under the Plan, the maximum number of shares of Common Stock represented by grants of options is 2,500,000 shares. The proposal carried by a vote of 25,046,652 for, 0 against and 0 abstaining.

Item 5.  Other Information

This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

           a.     Reports on Form 8-K
           b.     Signatures


     (a)  Reports on Form 8-K

          On July 27, 2001, the Company filed a Current Report on Form 8-K reporting under Item 5 that on July 19, 2001, the Company held its annual meeting of shareholders and elected directors, and approved
          (i) the name change to Biophan Technologies, Inc.; (ii) the Company's 2001 Stock Option Plan; and (iii) the appointment of the Company's independent auditors.


     (b)  Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIOPHAN TECHNOLOGIES,  INC.
 (Registrant)

Date:  October 19, 2001


                    By: /s/ Michael L. Weiner
                    ------------------------------
                    Name:  Michael L. Weiner,
                    Title:  Chief Executive Officer


                    By: \s\ Robert J. Wood
                    ------------------------------
                    Name:  Robert J. Wood
                    Title:  Chief Financial Officer


                    By: \s\ David A. Miller
                    ------------------------------
                    Name:  David A. Miller
                    Title:  Secretary