Form 10-Q
period 2001-11-30
BIOPHAN TECHNOLOGIES INC
filed 2002-01-14
CIK 1084000

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

         [x]   Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the period ended: November 30, 2001

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

                              [ X ] Yes    [   ] No

State the number of shards outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                       Outstanding as of November 30, 2001
      Common Stock, $.005 par value                     29,065,375

Transitional small Business Disclosure Format (Check One): Yes[ ]  No[x]

                                   INDEX
                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements

  Consolidated Balance Sheets, November 30, 2001 (Unaudited)
   and February 28, 2001                                               3

  Consolidated Statements of Operations, Three Months Ended
   November 30, 2001 and 2000 (Unaudited), Nine Months Ended
    November 30, 2001 and 2000 (Unaudited), and from August 1,
     1968 (Date of Inception) through November 30, 2001 (Unaudited)    4

  Consolidated Statements of Cash Flows, Nine Months ended
   November 30, 2001 and 2000 (Unaudited) and from August 1, 1968
    (Date of Inception) through November 30, 2001 (Unaudited)          5

  Notes to Consolidated Financial Statements                           6

ITEM 2.  Plan of Operation                                             7

PART II. OTHER INFORMATION                                             7

ITEM 1.  Legal Proceedings                                             7

ITEM 2.  Changes in Securities and Use of Proceeds                     7

ITEM 3.  Defaults Upon Senior Securities                               8

ITEM 4.  Submission of Matters to a Vote of Security Holders           8

ITEM 5.  Other Information                                             9

ITEM 6.  Exhibits and Reports on Form 8-K                              9

         a. Exhibits                                                   9
         b. Reports on Form 8-K                                        9


PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements


        BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO TECHNOLOGIES, INC.)
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED BALANCE SHEETS

                                        November 30, 2001
                                          (Unaudited)      February 28, 2001
                                       ---------------------------------------
                      ASSETS
Current Assets:
  Cash and equivalents                     $  132,834          $ 172,092
  Marketable securities, at market value
   (cost of $984,217)                         932,724
  Due from related parties                     19,226                  -
  Prepaid expenses                             86,625                  -
                                           --------------------------------
              Total Current Assets          1,171,409            172,092

Fixed Assets, at cost, net                     73,740              4,833

Other Assets:
  Intellectual property rights                110,000            110,000
  Security deposit                              2,933                  -
  Deferred private equity placement costs           -             56,827
  Deferred tax asset, net of valuation
   allowance of $793,000 and $115,000
    respectively                                    -                  -
                                           --------------------------------
                                               112,933            166,827
                                           --------------------------------
                                            $1,358,082          $ 343,752
                                           ================================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Payable to related party, less
   unamortized discount of $15,500          $  484,500          $       -
  Accounts payable and accrued expenses        111,695            110,855
  Due to related parties                             -            170,136
                                           --------------------------------
               Total Current Liabilities       596,195            280,991

Long-Term Debt:
  Payable to related party, less
   unamortized discount of $62,000                   -            438,000

Stockholders' Equity (Deficiency):
  Common stock, $.005 par value
    Authorized, 60,000,000 shares
    Issued and outstanding, 29,065,375 and
     25,565,532 shares respectively            145,327            127,828
  Additional paid-in capital                 3,491,528            325,920
  Deficit accumulated during the
   development stage                        (2,874,968)          (828,987)
                                           --------------------------------
                                               761,887           (375,239)
                                           --------------------------------
                                            $1,358,082          $ 343,752
                                           ================================


     See Notes to Consolidated Financial Statements.



        BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO TECHNOLOGIES, INC.)
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Period from August
                                                                                             1, 1968 (date of
                                              Three Months Ended     Nine Months Ended          inception) to
                                                  November 30,           November 30,            November 30,
                                                2001        2000        2001       2000              2001
                                             ------------------------------------------------------------------
General and administrative expenses:
  Salaries and related                     $  149,392    $      -   $  264,299      $     -       $   324,159
  Research and product development            284,035           -      570,790            -           683,934
  Professional fees                           243,357       1,590      415,994        3,890           454,679
  Write-down of intellectual property rights        -           -            -            -           490,000
  Other                                       194,063           -      283,155            -           309,715
                                             ------------------------------------------------------------------

Operating loss                               (870,847)     (1,590)  (1,534,238)      (3,890)       (2,262,487)

Other income(expense):
  Interest income                              11,088           -       16,758            -            18,377
  Interest expense                           (292,499)          -     (524,117)           -          (537,117)
  Other income                                 47,109           -       47,109            -            47,109
  Other expense                               (41,020)          -      (51,493)           -           (51,493)
                                             ------------------------------------------------------------------
                                             (275,322)          -     (511,743)           -          (523,124)
                                             ------------------------------------------------------------------

Loss from continuing operations            (1,146,169)     (1,590)  (2,045,981)      (3,890)       (2,785,611)

Loss from discontinued operations                   -           -           -              -          (89,357)
                                             ------------------------------------------------------------------
Net loss                                  $(1,146,169)    $(1,590) $(2,045,981)    $ (3,890)     $(2,874,968)
                                            ===================================================================
Loss per common share                     $     (0.04)    $ (0.00) $     (0.08)    $  (0.00)
                                           ==================================================
Weighted average shares outstanding        27,270,895   3,808,319   26,228,246    3,800,966
                                           ==================================================


     See Notes to Consolidated Financial Statements.



        BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO TECHNOLOGIES, INC.)
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Period from August
                                                                        1, 1968 (date of
                                                   Nine Months Ended       inception) to
                                                November 30, November 30,   November 30,
                                                    2001         2000               2001
                                       --------------------------------------------------
Cash flows used for operating activities:
  Net loss                                      $(2,045,981)  $  (3,890)     $(2,874,969)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation                                    3,800           -            3,967
      Unrealized loss on marketable securities       51,493           -           51,493
      Write-down of intellectual property rights          -           -          490,000
      Amortization of discount on payable to
       related party                                 46,500           -           59,500
      Issuance of common stock for services               -       1,250          101,108
      Issuance of common stock for interest         469,759           -          415,181
      Expenses paid by stockholder                        -       2,640            2,640
  Changes in operating assets and liabilities:
    Increase in prepaid expenses                    (86,625)          -          (86,625)
    Increase (decrease)in accounts payable and
     accrued expenses                                   840           -           98,365
    Increase(decrease) in due to related parties   (189,362)          -          (62,722)
                                                 ---------------------------------------
                                                 (1,749,576)          -       (1,802,062)

Cash flows used for investing activities:
  Purchase of furniture and equipment               (31,448)          -          (31,448)
  Costs of web site development                     (41,259)          -          (46,259)
  Security deposit                                   (2,933)          -           (2,933)
  Purchase of marketable securities                (984,217)          -         (984,217)
                                                  ---------------------------------------
                                                 (1,059,857)          -       (1,033,409)

Cash flows provided by financing activities:
  Proceeds of bridge loans                          986,500           -          986,500
  Proceeds from sales of capital stock,
   less offering costs                            1,783,675           -        1,981,805
                                                  ---------------------------------------
                                                  2,770,175           -        2,968,305
                                                  ---------------------------------------
Net increase(decrease) in cash and equivalents      (39,258)          -          132,834

Cash and equivalents, beginning                     172,092           -                -
                                                  ---------------------------------------
Cash and equivalents, ending                     $  132,834      $    -       $  132,834
                                                 ========================================
Supplemental schedule of noncash investing and
  financing activities:
   Intellectual property acquired through
    issuance of capital stock and assumption
     of related party payable                    $        -      $    -       $  175,000
                                                 ========================================
   Acquisition of intellectual property          $        -      $    -       $  425,000
                                                 ========================================


     See Notes to Consolidated Financial Statements.




                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             November 30, 2001



INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of November 30, 2001 and for the three and nine months ended November 30, 2001 and 2000 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.


PRINCIPAL BUSINESS ACTIVITIES:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan") (formerly GreatBio Technologies, Inc.) and its wholly owned subsidiaries, LTR Antisense Technology, Inc. ("Antisense") and MRIC Drug Delivery Systems, LLC (MRIC) (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company is in the development stage and is expected to remain so for at least the next twelve months. The Company has not generated any operating revenue to date.


BRIDGE LOANS:

In June 2001, the Company entered into bridge loan agreements providing gross proceeds of $986,500. Loans of $400,000 from one lender provided for a maturity date of December 15, 2001 and interest payable by issuance of 100,000 shares of stock on the due date. As additional consideration, the noteholder received 100,000 shares of stock and warrants to purchase an additional 100,000 shares at $1.00 per share. The noteholder had the right to convert the principal amounts into stock at $.75 per share at any time prior to maturity. The Company also received proceeds from a series of bridge loans aggregating $586,500 upon the same general terms as above except that interest was payable by issuance of 73,324 shares of stock at the maturity date of October 29, 2001 (extended to November 29, 2001). All bridge lenders exercised their conversion options on November 29, 2001, at which time the Company issued 1,315,334 shares of common stock to convert the loans to equity. In the accompanying statements of operations, interest expense includes $192,985 of interest related to the issuance of stock given as additional compensation upon execution of the bridge loans and $222,196 upon conversion.

CHANGES IN EQUITY:

In accordance with a Private Placement Memorandum dated July 2, 2001, the Company offered to sell 3,000,000 shares of common stock, par value $.005 per share, at $1.00 per share. Through November 30, 2001, gross proceeds of $1,914,750 were received adding $9,573 to the common stock account and $1,905,177, less offering costs of $186,902, to additional paid-in capital. Additional gross proceeds of $425,000 were received in December 2001.

The conversion of the bridge loans on November 29, 2001 resulted in adding $6,577 to the common stock account and $979,923 to additional paid-in capital.

Also from July 2 through November 30, 2001, the Company issued 469,759 shares of common stock to bridge lenders as additional consideration. The shares were valued at $1.00 per share, treated as interest expense for accounting purposes, and resulted in adding $2,349 to capital stock and $467,410 to additional paid-in capital.

In September 2001, the Company redeemed 200,000 shares of stock at its par value, or $.005 per share.


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

Overview

The Company continues in the development stage of its operations and is expected to be in that mode for the foreseeable future. The Company's current mission is to develop and commercially exploit potentially significant technologies in the following areas:


     * Enabling cardiac pacemakers and other life sustaining medical devises to be safe and compatible with magnetic resonance imaging (MRI) and other equipment that generates powerful magnetic and radio frequency signals.

     * The use of proprietary antisense gene therapy technology to inhibit the spread of human immunodeficiency virus (HIV-1) infection in conjunction with the use of lentiviral vectors. On July 19, 2001, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health and the University of Rochester for the development of this technology.

Results of Operations

During the year-ago quarter ended November 30, 2000, the Company was inactive, earned no revenues and incurred expenses of $1,590 only in connection with filing all required periodic reports under the Securities Exchange Act of 1934. On December 1, 2000, the Company entered into agreements for the acquisition of its currently owned technology and a subsidiary corporation and embarked on a new program for development and eventual commercial exploitation of such technology.

The Company has remained in the development stage from that time through the quarter ended November 30, 2001, earning no operating revenues. During the quarter ended November 30, 2001, the Company pursued the development of its proprietary technology, incurring research and product development expenses of $284,035 and other general and administrative expenses of $586,812. Interest expense of $292,499 for the current quarter includes an amount of $276,774 incurred in connection with the payment of interest on bridge loans by issuance of shares of common stock. The net loss for the current quarter amounted to $1,146,161.


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

In June 2001, the Company received bridge loans that provided $986,500 in funding to the Company. Originally, the loans were to mature in October and December 2001 and interest was payable by issuance of Company common shares and warrants. The loans were convertible into common shares anytime prior to maturity at $.75 per share and were converted November 29, 2001.

Through a private placement offering dated July 2, 2001 that was planned to raise a maximum of $3,000,000, gross proceeds of $1,914,750 were received through November 30, 2001 and an additional $425,000 in December 2001. The proceeds have been invested in high quality, highly liquid, short-term commercial instruments until needed for operating expenses. The proceeds are to be used for offering expenses and ongoing research and development of the proprietary technology.

Management believes the cash and short-term investment balances totaling $1,065,558 at November 30, 2001, along with further equity funding through a second private offering in January 2002 that is planned to raise a maximum of $5,000,000, will be sufficient to fund the next twelve months of operations and beyond.

Currently, the Company does not have a need for material capital expenditures in the conduct of its research and product development activities.

At November 30, 2001, the Company employed 12 individuals.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


Item 2. Changes in Securities and Use of Proceeds

During the three month period ended November 30, 2001, the Company issued an aggregate of 2,019,530 shares of authorized but previously unnissued common stock. Of this amount, (i) 482,000 shares were issued for cash of $482,000 ($1.00 per share) to 16 investors pursuant to a private placement; (ii) 1,315,334 shares were issued upon conversion of bridge loans of $986,500 ($.75 per share) and (iii) 222,196 shares were issued for additional consideration to the sixteen bridge loan lenders, and were valued at $222,196 ($1.00 per share). Proceeds realized from the cash sales were used for working capital, research and administrative expenses. Offerings costs paid during the quarter were $34,384.

On September 20, 2001, a shareholder returned 200,000 shares valued at $.005 per share.

The above issuances of shares for cash and for additional consideration to bridge loan lenders, were made in private transactions to persons having received information concerning the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of that Act. Issuance of shares upon conversion of bridge loans were pursuant to the exemption provided by Section 3(a)9 of the Act.


Item 3.  Defaults Upon Senior Securities

This Item is not applicable to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

This Item is not applicable to the Company.


Item 5.  Other Information

This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the period ended November 30, 2001.


                                Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOPHAN TECHNOLOGIES,  INC.
 (Registrant)

Date:  January 14, 2002


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