Form 10KSB
period 2002-02-28
BIOPHAN TECHNOLOGIES INC
filed 2002-06-11
CIK 1084000

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                  ---------------------------------------
                                FORM 10-KSB
                           -----------------------
 (Mark One)

   [X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
                    For the fiscal year ended February 28, 2002.
                                      or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                       Commission File Number   0-26057


                         BIOPHAN TECHNOLOGIES, INC.
                 --------------------------------------------
                (Name of small business issuer in its charter)


                   Nevada                           82-0507874
         -----------------------------          ------------------
        (State or other jurisdiction of         (I.R.S. employer
         incorporation or organization)         identification no.)



      150 Lucius Gordon Drive,  Suite 215
            West Henrietta, New York                     14586
      ---------------------------------------          ---------
      (Address of principal executive offices)         (Zip code)



                             (716) 214-2441
                         -------------------------
                         Issuer's telephone number


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

     The issuer had $-0- revenues for its most recent fiscal year ended February 28, 2002.

     The aggregate market value of the voting equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity as of May 1, 2002 was $19,467,240.

     The number of shares outstanding of the issuer's Common Stock, $.005 par
value, as of     May 1, 2002 was   29,549,439 shares.


DOCUMENTS INCORPORATED BY REFERENCE

   Certain exhibits hereto are incorporated by reference to the Registrant's Form 10-KSB for the year ended February 28, 2001.

   Transitional Small Business Disclosure Format:   Yes  [  ]   No [X]



                             TABLE OF CONTENTS

                                                                    Page
PART I

Item 1.   Business                                                        3

     Item 2.   Properties                                                16

     Item 3.   Legal Proceedings                                         16

     Item 4.   Submission of Matters to a Vote of Security Holders       17


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters  18

     Item 6.   Plan of Operation                                         19

     Item 7.   Financial Statements                                      21

     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       22

PART III

     Item 9. Directors, Executive Officers, Promoters and Control persons; Compliance with Section 16(a) of the Exchange
               Act                                                       22
     Item 10.  Executive Compensation                                    26

     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management                                                26

     Item 12.  Certain Relationships and Related Transactions            28

PART IV

     Item 13.  Exhibits and Reports on Form 8-K                          28

SIGNATURES                                                               29



PART I

Item 1.    Description of Business


Company History

     The Company was incorporated under the laws of the State of Idaho on August 1, 1968. On January 12, 2000, the Company changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. The Company's stock currently trades over the counter under the symbol BIPH.OB. Our corporate headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, New York 14586; Tel. (585) 214-2441; website: www.biophan.com.

     On December 1, 2000, the Company acquired LTR Antisense Technology, Inc., a New York corporation ("LTR"), from Biomed Solutions, LLC (formerly Biophan, LLC), a New York limited liability company ("Biomed"), in a share for share exchange. As a result of the exchange, LTR became a wholly owned subsidiary of the Company. The exchange was consummated pursuant to and in accordance with an Exchange Agreement, dated December 1, 2000 and amended as of June 8, 2001, by and among the Company, LTR and Biomed. LTR owns multiple patents for proprietary HIV antisense gene therapy technology.

     In connection with the exchange, the Company (i) issued an aggregate of 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR and (ii) issued an aggregate of 10,759,101 shares of common stock to a group of investors for $175,000.

     Also on December 1, 2000, the Company acquired intellectual property rights, including a pending patent to the MRI-compatible pacemaker technology from Biomed (the "Assignment"), for future consideration of $500,000. The Assignment was consummated pursuant to, and in accordance with, an Assignment and Security Agreement, dated December 1, 2000 and amended as of June 8, 2001 by and between the Company and Biomed.

     Both the Exchange Agreement and the Assignment and Security Agreement contain provisions for the reversion of the technology to Biomed if the Company fails to raise funds for development of the technology and in certain other circumstances. In that event, the Company would require additional financing to meet its obligations or risk losing its rights in its technology.

     During 2001 the Company entered into a Commercial Research and Development Agreement (CRADA) with the National Institutes of Health and the University of Rochester Cancer Center, wherein these agencies conduct R & D associated with the antisense technology. This allowed the Company to put its full resources into the development of the MRI safety improvements to biomedical products.

Company Business

     The Company's business is enabling implantable and interventional medical devices to operate safely and compatibly with MRI (Magnetic Resonance Imaging) diagnostic equipment. Many biomedical products, including pacemakers, implantable cardio-defibrillators (ICD's), neurostimulators, insulin pumps, and others are contraindicated for use with MRI machines. This is primarily because the powerful radio waves that MRI machines emit can damage medical devices and cause patient injury and occasionally deaths.

     Problems associated with pacemakers and other devices, which use metal wire leads to connect sensors and stimulate tissue, include:

          * heating of electrodes which can scar the tissue such as at the point where the electrode tip connects to heart tissue and allows the pacemaker to sense and stimulate the heart.
          * scarring can subsequently interfere with the sensing signal and the ability to pace the heart, and this can render a pacemaker and/or an implantable cardio-defibrillator (ICD) inoperable.
          * interference from the RF energy can cause the diagnostic device to malfunction, such as in a pacemaker, where the device misreading the heart signal causing inappropriate pacing response.
          *     device failure including battery depletion.

     The Company has developed several technologies that improve the safety of medical devices in the presence of an MRI machine. The Company's pacemaker solution replaces the metal wire lead, which connects the pacemaker to the heart with a fiber optic lead, performing the identical functions of sensing and electrostimulation.

     The Company's goal is to provide the worldwide pacemaker and medical device community with turnkey solutions they can use to redesign their products to be MRI safe and compatible. The Company will provide certain critical components, licenses, and R&D assistance to these manufacturers.

     The fiber optic and ICD solutions were developed by Company employees working in conjunction with Wilson Greatbatch, the inventor of the first successful implanted pacemaker, and his engineering firm, Greatbatch Enterprises. Greatbatch Enterprises and Wilson Greatbatch have assigned their patents in MRI safety and compatibility to the Company, and they are assisting the Company in developing prototypes and early product.

     A patent-pending "Photonic Catheter", based on fiber optic and laser diode technology, completely eliminates the traditional wire lead from the pacemaker case to the heart. This new pacemaker lead can sense the heart rhythm, and electrically stimulate the heart using a fiber optic lead, which is completely impervious to the MRI energy.

     The Company has demonstrated a working prototype of the temporary version of the photonic catheter providing electrical energy via a fiber optic lead, and an independent third party has tested the device operating for 20 minutes in an MRI field, without any heating or disruption of operation.

     The Company has developed a proprietary approach for using its fiber optic lead to connect the pacemaker to the heart in a manner that is compatible with MRI energy, and is battery efficient.

     The Company has entered into agreement with:

     Greatbatch Enterprises, Inc., an entity owned by Wilson Greatbatch. Pursuant to this agreement between Greatbatch Enterprises and the Company, Mr. Greatbatch will, in conjunction with the Company, leading cardiologists, radiologists, MRI experts and others, guide the creation of an MRI-compatible implantable cardiac pacemaker. Mr. Greatbatch's efforts in this area are exclusive to the Company. Greatbatch Enterprises employs several engineers who have worked with Mr. Greatbatch for many years, and has affiliations with third party organizations with extensive experience. Greatbatch Enterprises has developed the Company's working prototype.

     The Company is also exploring other approaches to MRI safety with research institutes including shielding. While these are not anticipated to be as effective in resolving the MRI safety issue, they represent an important potential bridge to assisting the pacing industry in reducing MRI associated dangers while the photonic solution is in development.

MRI Safety / Compatibility Background

     The Company views its MRI-compatible cardiac pacemaker technology as a platform technology, which will have broad application to a variety of medical products.

     The power emitted by an MRI imaging device is significantly greater than most other diagnostic devices used on human beings or animals.

     An MRI procedure is crucial to diagnose colon cancer, a brain tumor, or a host of other serious, life threatening problems. The existence of a medical device that is not MRI compatible requires physicians and patients to make a very difficult decision to either forego the MRI, or risk serious injury and potential death from undergoing MRI with a pacemaker, neurostimulators, or other implantable device installed.

     Improved MRI safety will have a major impact on healthcare. MRI safety in association with pacemakers and other implantable devices is a serious issue in the medical industry. It was the subject, for example, of a panel discussion at the Radiological Society of North America (RSNA) conference held in Chicago in November 2001. Panelists indicated that our solution will make a difference. Decisions taken by radiologists and other physicians regarding use of MRI in the presence of traditional pacemaker implants are rife with patient hazard and professional liability. Our solution would make a difference in this life saving arena, and as such, it could impact the market share fortunes of the major pacemaker manufacturers.

     A major problem in MRI imaging involves the pacemaker lead, a wire approximately 14 inches in length, which goes from the pacemaker to the heart through the blood vessels. In the presence of MRI energy this wire heats up, enough to cause scarring and ablation of heart tissue, which can render a pacemaker inoperable.

     Modern neurostimulators which are proving very successful for treating epilepsy, Parkinson's Disease and other ailments, are subject to the same inductive heating as are cardiac leads. This problem is not that well known, and some neurosurgeons casually have used MRI imaging to check a newly implanted brain probe, which in addition to the long wire, has a 3" metal probe placed in the brain. Studies have shown that pacemaker leads can heat up as much as 63 degrees C in ninety seconds in the presence of MRI energy, causing scarring and ablation problems in the heart. The effects of this heating on the brain are not yet known, but one might assume it is not optimal for good health.

     Cardiologists, radiologists and other physicians, as well as the medical device industry, are well aware of the effect of MRI interference on medical devices. The websites of the American Heart Association, each of the major implantable pacemaker companies, the ICD companies, insulin pump manufacturers, and many others have warned patients/users to be cautious and aware of their surroundings when wearing or using these devices. These warnings address:

          *     Double-checking units before and after exposure.
          *     Serious and permanent damage to devices.
          *     The need to recalibrate units.
          *     The disruption of programming and memory functions.
          *     Various other effects.

     The initial prototype of an externally powered pacemaker being developed by the Company as its initial prototype was recently tested in an MRI system using industry-accepted methods. The test used a "phantom" or plastic and liquid model of a human torso to permit tests for displacement due to the magnetic field, and for heating due to the RF energy. The results concluded that "the lead of the Photonic Temporary Pacemaker will not present an additional hazard or risk to a patient undergoing an MRI procedure using an MR system operating with a static magnetic field of 1.5 Tesla or less. As such the lead of the Photonic Temporary Pacemaker that underwent evaluation should be considered "MR safe" according to the specific conditions used for testing." Tests are planned in a 3.0 Tesla MRI machine.

Markets

     The global market potential for technology that will enable medical devices to operate successfully in the presence of electromagnetic and other
interference was approximately $6.4 billion in the year 2000.    The total
global market for these devices is projected to grow to approximately $14.3 billion by 2005.

Competition

     There are a number of major companies engaged in the development of medical devices. However, management believes that none of these companies has successfully developed technology enabling implantable medical devices capable of operating in the presence of MRI equipment.

     The Company is currently assessing how to best commercialize its technology with a broad range of medical device companies, which may also compete with the Company. These companies include, but are not limited to, the following:

     Medtronic Incorporated is a leading manufacturer of cardiac rhythm management, cardiovascular and other medical devices. The Company has a dominant position in cardiac pacemakers, is the leading manufacturer of implantable cardiac defibrillators, and is a major player in most other device markets in which it competes.

     Guidant Corporation is also a leading manufacturer of cardiac rhythm management devices such as cardiac pacemakers, implantable cardiac defibrillators, interventional cardiology devices (including coronary stents), and other cardiac and vascular surgery devices and instruments.

     St. Jude Medical, Inc. is a global developer, manufacturer, and distributor of medical device products for cardiac rhythm management, cardiology and vascular access. Other products include mechanical and tissue heart valves and vascular closure devices.

     MiniMed, Inc. (recently acquired by Medtronic Incorporated for $3.6 billion), is the insulin pump market leader. The company designs, develops, manufactures, markets and sells advanced microinfusion systems and continuous glucose monitoring systems for the intensive treatment of diabetes. MiniMed is also using its drug delivery expertise to develop infusion devices for the treatment of other chronic medical conditions. The company has an implantable insulin pump undergoing clinical trials.

     Wilson Greatbatch Technologies, Inc. (NYSE: GB) is the primary supplier of batteries and components to the pacemaker market, founded by Wilson Greatbatch.

 Strategy

 Pacemaker Industry

     The Company's strategy is to provide working prototypes that demonstrate efficacy for its MRI safe and compatible solutions. The Company has developed a working prototype of a "temporary pacemaker" that can pace the heart from outside the body using a temporary optical fiber. This device will be used in animal and human clinical trials to demonstrate that the Company's technology is safe, and otherwise as effective as today's pacing technologies.

     The Company sees a market for this MRI compatible temporary pacemaker, that can be used to reduce the risk of having a pacemaker recipient undergo an MRI procedure with the existing, metal wire pacemaker. As the Company demonstrates efficacy of its solution and the medical community publishes the results of early testing, the Company anticipates that one or more pacemaker manufacturers will enter into licenses and R&D agreements with the Company to pursue MRI safe products of their own.

     The Company is working with the pacemaker industry, which has a very large installed base and high volume annual unit sales, as its entry point for solving the MRI safety challenges of biomedical products. The success of Mr. Greatbatch in developing the world's first successful implantable pacemaker and the lithium iodine batteries used in 90% of implantable devices provides the Company with a unique knowledge and experience base with which to help the pacemaker industry develop MRI compatibility.

     Mr. Greatbatch has also developed an early prototype of an MRI safe ICD lead, which augments the fiber optic solution and can provide the 800-volt charge needed to defibrillate the heart when needed.

 Other Market Segments

     The Company has identified other markets where its core technologies can provide improvements in MRI safety and compatibility. Included are neurostimulators for treating Parkinson's, epilepsy, and pain; implantable insulin pumps, which connect a sensor in the thoracic region to a pump located in the stomach; and intraluminal coils, which are placed in body cavities during MRI scans to improve the image resolution. Replacing the metal wire with fiber optic leads can improve the safety and image quality of intraluminal imaging.

     Many procedures that might be done under MRI have to have special equipment that avoids the problems of MRI safety and image compatibility. The Company's technologies can be applied to these other products and market segments. The Company may develop strategic alliances and partnerships to pursue these additional market segments.

 Manufacturing and Component Strategy

     The Company is developing turnkey solutions for MRI safe components, which can be acquired by pacemaker and ICD manufacturers. These include the Company's proprietary electrode tip for sensing and stimulating the heart. Today's pacemaker manufacturers use wire electrodes for sensing and electrostimulation, and these are contraindicated in the presence of MRI. The Company's electrodes use proprietary photonic components, fiber optic lead and photodiodes in the electrode, and a miniature semiconductor laser in the pacemaker device. The Company has developed the expertise to design and manufacture these components. Pacemaker manufacturers generally do not have photonic expertise in house.

     The Company believes its value is in providing turnkey solutions for devices, access to its engineering team, and access to its broad patent portfolio to manufacturers. The Company intends to manufacture, working with manufacturing partners, the critical components and provide them to the pacemaker and implanatable medical device industry with an associated license to its patent suite. This will provide the fastest time to market opportunity to the pacemaker manufacturers we are targeting as our initial customers.

     In parallel, the Company is exploring the use of its core technology for making other medical devices MRI compatible. These include insulin pumps, neurostimulators for treating Parkinson's, Vegal nerve stimulators, gastrointestinal pacing, urinary tract control, and others.

Regulatory Approval

     The Company believes that its technology will be incorporated into various medical device products by major manufacturers and that these manufacturers will be responsible for obtaining FDA approval prior to clinical studies and to the marketing of their products.

     The Company will submit an application to the FDA for its temporary pacing lead and generator, and will turn this file over to its manufacturing partners as they come on line. The temporary pacing lead will establish the first proof of efficacy and safety, under FDA guidelines, to open the path for implantable systems, which the Company will work on with pacemaker manufacturers.

     Approval to market will take the form of a Premarket Approval (PMA) or a Premarket Notification (510 k). A PMA is the most stringent type of device marketing application required by the FDA and is an application submitted to the FDA to request clearance to market a Class III medical device. A 510(k) is a premarketing submission made to the FDA to demonstrate that a device to be marketed is safe and effective and is substantially equivalent to a currently marketed device that is not subject to premarket approval. The Company will pursue the appropriate approval level for each product it develops, working in conjunction with its customers.

Patents and Intellectual Property

     In April 2000, Wilson Greatbatch, Michael L. Weiner and Patrick R. Connelly, the co-inventors, filed a provisional patent application on the initial design of an MRI-compatible cardiac pacemaker, entitled "MRI-Resistant Cardiac Pacemakers, File No. 60/198631. This patent application was assigned to Biomed and subsequently to the Company. Since that time, further pacemaker-related and MRI-related patent applications have been prepared based on evolving Company technology, and more will be filed in the future.

     *  As of May 1, 2002, the Company has filed thirty-nine (39) applications
        with the USPTO.   Two PCTs have been filed.
     * The patent strategy being pursued by the Company is based on both broad coverage at the system level and focused coverage at the component level.
     * This strategy is being applied to cardiac assist devices and to other medical devices that need to be made safe and effective in an MRI environment.

     The Company's subsidiary, LTR, owns the following two patents pertaining to the antisense technology, which it acquired from Greatbatch Gen-Aid:

     1. U.S. Patent Application Serial No. 5,324,643 issued June 28, 1994 entitled METHOD OF CONFERRING RESISTANCE TO RETROVIRAL INFECTION; and

     2. U.S. Patent Application Serial No. 5,580,761 issued December 3, 1996 entitled METHOD OF CONFERRING RESISTANCE TO IMMUNODEFICIENCY VIRAL INFECTION. This patent has issued in the United Kingdom and is pending in Canada. In addition the Company has filed an additional patent application which is an extension of the technology described in the 761 patent.

Employees

     As of May 1, 2002, the Company had eleven employees.

     The Company also has outside contractors including Greatbatch Enterprises, a six-person firm.


Item 2.   Description of Property

     The Company's headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, NY 14586, in 4,000 square feet of office space leased from an unrelated party. In addition, the Company subleased approximately 650 square feet of office space, on a month-to-month basis, ending May 31, 2002, at 6 East 45th Street in New York City, from another unrelated party.


Item 3.  Legal Proceedings

     The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.



PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

Recent Sales of Unregistered Securities

     In accordance with a Private Placement Memorandum dated July 2, 2001, the Company offered to sell 3,000,000 shares of common stock, par value $.005 per share, at $1.00 per share. The offering was concluded in January 2002. Gross proceeds of $2,399,750 were received adding $11,999 to the common stock account and $2,387,751, less offering costs of $254,467, to additional paid-in capital. In addition, the conversion of bridge loans in the principal amount of $986,500 and the payment of applicable interest in the form of stock during the year resulted in adding $8,920 to the common stock account and $1,446,403 to additional paid-in capital. The private offerings were made pursuant to Regulation D under the Securities Act.

Market Information

     The Company elected to register under the Securities Exchange Act of 1934, as amended, by filing Form 10 thereunder, and complies with the periodic reporting requirements of that Act. The Company's common stock is listed on the NASDAQ OTC Bulletin Board under the symbol BIPH.OB. As of May 1, 2002, 29,549,439 of $.005 par value common shares were outstanding and held of record by 175 shareholders. The stock was not actively traded until October 2001 and the following table sets forth, for the fiscal quarters indicated, the high and low bid prices:

           Quarter Ended                      High        Low
         November 30, 2001                   $6.50       $5.50
         February 28, 2002                   $7.25       $2.37

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

Overview

     The Company is currently in the development stage of its operations and is expected to be in that mode for the foreseeable future. The Company's primary mission is to develop and commercially exploit new proprietary technology to prevent implantable cardiac pacemakers and other critical and life sustaining medical devices from being affected by magnetic resonance imaging (MRI) and other equipment that uses magnetic fields, radio waves and similar forms of electromagnetic interference. Management's strategy is to pursue development of its technology in this area, obtain FDA approval for a Temporary Pacemaker, identify new opportunities for the MRI-compatible platform, and entertain the possibility of development partners while vigorously protecting current technologies by aggressively patenting in the U.S. and abroad.

Results of Operations

     During the year ended February 29, 2000, the Company was inactive, earning no revenues and incurring only a minimum of expenses in connection with filing all required periodic reports under the Securities Exchange Act of 1934 as well as consulting expense for assistance in targeting potential acquisition or merger candidates. Such expenses totaled $5,001 in fiscal 2000. On December 1, 2000, the Company entered into agreements for the acquisition of its currently owned technology and a subsidiary corporation and embarked on a new program for development and eventual commercial exploitation of such technology. The Company remained in the development stage during the years ended February 28, 2001 and 2002.

     In fiscal 2001, the Company earned no revenues except interest income and incurred research and development expenses of $113,144 and other general and administrative expenses of $114,605 plus interest expense of $13,000. The net loss for the year amounted to $729,130, including a charge of $490,000 to write-down intellectual property rights to fair market value.

     In fiscal 2002, again the Company earned no revenues. However, the receipt of net proceeds of $3,187,610 from bridge loans and a private placement of common stock enabled the Company to step up its technology development by hiring new employees and contracting with a number of outside consultants. As a result, $949,124 was expended for research and development during the year and $2,248,065 for general and administrative expenses. The net loss for the year of $3,705,917 included non-cash charges of $1,284,666, principally pertaining to the grant of stock options to other than employees and directors of the Company valued at $702,800 and the payment of interest on bridge loans by issuing stock valued at $468,823.

Liquidity and Capital Resources

     On June 4, 2002, the Company entered into a Line of Credit Agreement with Biomed Solutions, LLC that provides for new borrowing up to $250,000 at 8% per annum, and, among other things, extends the due date of the $500,000 transfer liability to September 1, 2002 and grants 325,000 warrants to purchase common shares at $1.00 per share.

     In addition, on June 6, 2002, the Company signed agreements providing for up to $2.4 million of equity financing from an institutional investor. The net proceeds, after offering costs, will be applied to outstanding debt and the furtherance of the Company's research and development program with particular emphasis on the primary mission of commercially exploiting its current MRI compatible device technology and seeking new related opportunities for development. This financing is expected to provide sufficient working capital for the next twelve months of operations and beyond.

     The Company's current strategic plan does not indicate a need for material capital expenditures in the conduct of its research and development activities. Nor does the plan contemplate any significant change in the number of employees. The Company currently employs eleven individuals.


Item 7.  Financial Statements



BIOPHAN TECHNOLOGIES, INC.
(FORMERLY GREATBIO TECHNOLOGIES, INC.)
 AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2002


                                  BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                            TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                   (a development stage company)


                                                                       CONTENTS
                                                              February 28, 2002
-------------------------------------------------------------------------------

Independent Auditor's Report                                                1


Consolidated Financial Statements:

   Balance Sheet                                                            2
   Statement of Operations                                                  3
   Statement of Stockholders' Equity                                    4 - 5
   Statement of Cash Flows                                                  6
   Notes to Consolidated Financial Statements                          7 - 13


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Biophan Technologies, Inc. (formerly GreatBio Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of Biophan Technologies, Inc. (formerly GreatBio Technologies, Inc.) and Subsidiaries (a development stage company) as of February 28, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended, and the amounts included in the cumulative column in the consolidated statements of operations, stockholders' equity, and cash flows for the period from March 1, 2000 to February 28, 2002. The amounts in the cumulative column in the consolidated statements of operations, stockholders' equity, and cash flows for the period from August 1, 1968 (date of inception) to February 29, 2000 were audited by other auditors whose report, dated June 2, 2000, included an emphasis relating to the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biophan Technologies, Inc. (formerly GreatBio Technologies, Inc.) and Subsidiaries as of February 28, 2002 and the results of their operations and their cash flows for each of the two years in the period then ended and the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 5, 2002, except for Note 10,
 as to which the date is June 7, 2002


Pg. F-1

                                 BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                          TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                 (a development stage company)

                                                    CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
February 28, 2002
------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash                                                            $     12,199
  Investments in marketable securities                                 568,805
  Prepaid expenses and other current assets                             91,819
------------------------------------------------------------------------------
    Total current assets                                          $    672,823

Fixed assets - at cost, net                                             80,882

Other assets:
  Intellectual property rights                                         110,000
  Security deposit                                                       2,933
  Deferred tax asset, net of valuation allowance of $1,305,000               -
------------------------------------------------------------------------------
    Total Assets                                                  $    866,638
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $    129,040
  Payable to related party                                             500,000
  Due to related parties                                                16,349
------------------------------------------------------------------------------
    Total current liabilities                                          645,389
------------------------------------------------------------------------------

Stockholders' equity:
  Common stock - $.005 par value; authorized 60,000,000 shares,
  issued and outstanding 29,549,439 shares                             147,747
  Additional paid-in capital                                         4,608,407
  Deficit accumulated during the development stage                  (4,534,905)
------------------------------------------------------------------------------
    Stockholders' equity                                               221,249
------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity                    $    866,638
==============================================================================


             The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements


Pg. F-2


                                           BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                                    TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                           (a development stage company)

                                                    CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------


                                                                            Period from
                                                                              August 1,
                                                                            1968 (date of
                                                Year ended    Year ended    inception) to
                                                February 28,  February 28,  February 28,
                                                  2002            2001          2002
----------------------------------------------------------------------------------------
Operating expenses:
  Salaries and related                      $    461,629    $     59,861    $    521,490
  Research and development                       949,124         113,144       1,062,268
  Professional fees                            1,310,916          38,685       1,349,601
  Write-down of intellectual property rights                     490,000         490,000
  General and administrative                     475,520          16,059         502,080
----------------------------------------------------------------------------------------

Operating loss                                (3,197,189)       (717,749)     (3,925,439)
----------------------------------------------------------------------------------------

Other (income) expense:
  Interest expense                              (540,543)        (13,000)       (553,543)
  Interest income                                 26,061           1,619          27,680
  Other income                                    42,035                          42,035
  Other expense                                  (36,281)                        (36,281)
----------------------------------------------------------------------------------------

Total other expenses, net                       (508,728)        (11,381)       (520,109)
----------------------------------------------------------------------------------------

Loss from continuing operations               (3,705,917)       (729,130)     (4,445,548)

Loss from discontinued operations                                                (89,357)
----------------------------------------------------------------------------------------

Net loss                                    $ (3,705,917)   $   (729,130)   $ (4,534,905)
========================================================================================
Loss per common share - basic and diluted   $      (0.14)   $      (0.08)
========================================================================================
Weighted-average shares outstanding           27,000,962       9,166,887
========================================================================================



                       The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

Pg. F-3

                                                   BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                                            TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                                   (a development stage company)

                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Period from August 1, 1968 (date of inception) to February 28, 2002
-------------------------------------------------------------------------------------------------

                                                                         Deficit
                                                                        Accumulated
                                                              Additional During the
                                              Number   Common  Paid-in  Development Stockholders'
                                             of Shares  Stock   Capital    Stage        Equity
-------------------------------------------------------------------------------------------------
1969 - 14,130 shares issued for services
 for $.05 per share                           14,130 $      70 $      637              $     707

1970 - 1,405,000 shares issued for mining
 rights for $.05 per share                 1,405,000     7,025     63,225                 70,250

1970 - 55,500 shares issued for services
 for $.05 per share                           55,500       278      2,497                  2,775

1973 - 10,000 shares issued for services
 for $.05 per share
                                              10,000        50        450                    500

1976 - 500 shares issued for services
 for $.05 per share
                                                 500         3         22                     25

1978 - 12,000 shares issued for services
 for $.05 per share
                                              12,000        60        540                    600

1980 - 225,000 shares issued for services
 for $.05 per share
                                             225,000     1,125     10,125                 11,250

1984 - 20,000 shares issued for services
 for $.05 per share
                                              20,000       100        900                  1,000

1986 - 10,000 shares issued for services
 for $.05 per share
                                              10,000        50        450                    500

1990 - 10,000 shares issued for services
 for $.05 per share                           10,000        50        450                    500

1993 - 25,000 shares issued for services
 for $.05 per share
                                              25,000       125      1,125                  1,250

Net loss from inception through
 February 28, 1998

                                                                          $    (89,357)  (89,357)
-------------------------------------------------------------------------------------------------

Balance at February 28, 1998
                                           1,787,130     8,936     80,421      (89,357)        -


1999 - 10,000 shares issued for services
 for $.05 per share                           10,000        50        450              $     500

1999 - 1,000,000 shares issued for services
 for $.005 per share
                                           1,000,000     5,000                             5,000

Net loss for the year ended
 February 28, 1999                                                              (5,500)   (5,500)
-------------------------------------------------------------------------------------------------

Balance at February 28, 1999
                                           2,797,130    13,986     80,871      (94,857)        -


2000 - 1,000,200 shares issued
 for services for $.005 per share
                                           1,000,200     5,001                             5,001



                               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

Pg. F-4

                                                   BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                                            TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                                   (a development stage company)

                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Period from August 1, 1968 (date of inception) to February 28, 2002
-------------------------------------------------------------------------------------------------

                                                                         Deficit
                                                                        Accumulated
                                                              Additional During the
                                              Number   Common  Paid-in  Development Stockholders'
                                             of Shares  Stock   Capital    Stage        Equity
-------------------------------------------------------------------------------------------------
Net loss for the year ended
 February 29, 2000                                                             (5,001)    (5,001)
-------------------------------------------------------------------------------------------------

Balance at February 29, 2000               3,797,330    18,987     80,871      (99,858)        -

2000 - 250,000 shares issued for services
 for $.005 per share
                                             250,000     1,250                             1,250

2000 - Expenses paid by stockholder                                2,640                   2,640

2000 - 10,759,101 shares issued for
 acquisition of Antisense Technology,
  Inc.                                    10,759,101    53,795    121,205                175,000

2000 - 10,759,101 shares issued for cash
 for $.005 per share                      10,759,101    53,796    121,204                175,000

Net loss for the year ended
 February 28, 2001                                                           (729,130)  (729,130)
-------------------------------------------------------------------------------------------------

Balance at February 28, 2001              25,565,532   127,828    325,920    (828,988)  (375,240)

2001 - 2,399,750 shares issued for cash
 for $1.00 per share                       2,399,750    11,999  2,387,751              2,399,750

2001 - 468,823 shares issued for interest    468,823     2,344    466,479                468,823

2001 - Redemption of 200,000 shares         (200,000)   (1,000)                           (1,000)

2001 - 1,315,334 shares issued upon
 conversion of bridge loans at $.75
  per share                                1,315,334     6,576    979,924                986,500

2001 - Offering costs associated with
 share issuances for cash                                        (254,467)              (254,467)

2002 - Grant of stock options for services                        702,800                702,800

Net loss for the year ended
 February 28, 2002                                                         (3,705,917)(3,705,917)
-------------------------------------------------------------------------------------------------
Balance at February 28, 2002              29,549,439 $ 147,747 $4,608,407 $(4,534,905) $ 221,249
=================================================================================================



                               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

Pg. F-5

                                           BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                                    TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                           (a development stage company)

                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------


                                                                                    Period from
                                                                                      August 1,
                                                                                    1968 (date of
                                                           Year ended   Year ended  inception) to
                                                           February 28, February 28, February 28,
                                                              2002          2001          2002
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                 $(3,705,917) $ (729,130)  $(4,534,905)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                               14,762         167        14,929
     Realized and unrealized losses on marketable securities    38,143                    38,143
     Write-down of intellectual property rights                            490,000       490,000
     Amortization of discount on payable to related party       62,000      13,000        75,000
     Issuance of common stock for services                                   1,250       101,108
     Issuance of common stock for interest                     468,823                   468,823
     Grant of stock options for services                       702,800                   702,800
     Expenses paid by stockholder                                            2,640         2,640
     Changes in operating assets and liabilities:
      Increase in prepaid expenses and other current assets    (91,819)                  (91,819)
      Increase in security deposits                             (2,933)                   (2,933)
      Increase in accounts payable and accrued expenses         18,184      97,525       115,709
      Increase (decrease) in due to related parties           (153,787)    126,640       (27,147)
-------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities (2,649,744)      2,092    (2,647,652)
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of fixed assets                                    (90,811)     (5,000)      (95,811)
  Sales of marketable securities					   377,270			     377,270
  Purchases of marketable securities                          (984,218)                 (984,218)
-------------------------------------------------------------------------------------------------
        Net cash used in investing activities                 (697,759)     (5,000)     (702,759)
-------------------------------------------------------------------------------------------------

Cash flow from financing activities:
  Proceeds of bridge loans                                     986,500                   986,500
  Net proceeds from sales of capital stock                   2,201,110      175,000    2,376,110
-------------------------------------------------------------------------------------------------
        Net cash provided by financing activities            3,187,610      175,000    3,362,610
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          (159,893)     172,092       12,199

Cash and cash equivalents at beginning of period               172,092
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $    12,199  $   172,092  $    12,199
=================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Intellectual property acquired through issuance of common
   stock and assumption of related party payable                        $   175,000  $   175,000
=================================================================================================

Acquisition of intellectual property rights                             $   425,000  $   425,000
=================================================================================================

Issuance of common stock upon conversion of bridge loans   $   986,500
=================================================================================================

                               The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

Pg. F-6

                                  BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                           TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                  (a development stage company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2002
-------------------------------------------------------------------------------

1.  PRINCIPAL       The consolidated financial statements include the accounts
    BUSINESS        of Biophan Technologies, Inc. ("Biophan") (formerly
    ACTIVITY AND    GreatBio Technologies, Inc.) and its wholly owned
    SUMMARY OF      subsidiaries, LTR Antisense Technology, Inc. ("Antisense")
    SIGNIFICANT     and MRIC Drug Delivery Systems, LLC ("MRIC") (collectively
    ACCOUNTING      referred to as the "Company").  All significant
    POLICIES:       intercompany accounts and transactions have been
                    eliminated in consolidation.

                    The Company is in the development stage and is expected to remain so for at least the next 12 months. The Company was formed in 1968 and obtained certain mining claims and related rights, which were subsequently abandoned. As of December 1, 2000, the principal business activity of the Company is research and development of patent rights in two areas: (1) MRI-compatible implantable cardiac pacemaker and other implantable medical devices and (2) the use of Antisense technology to block the HIV virus.

                    The Company has not generated any revenue throughout its history. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

                    On December 1, 2000, the Company amended its Articles of Incorporation to change its name from Idaho Technical, Inc. to GreatBio Technologies, Inc. and entered into an Exchange Agreement with Biomed Solutions, LLC ("Biomed") (formerly Biophan, LLC) and Antisense as more fully described below. At the Annual Meeting on July 19, 2001, the shareholders approved amending the Articles of Incorporation to change the name of the Company to Biophan Technologies, Inc. The change was effective as of that date.

                    In accordance with the terms of the Exchange Agreement (the "Agreement") dated December 1, 2000, the Company acquired from Biomed all of the issued and outstanding common stock of its wholly owned subsidiary, Antisense, in exchange for 10,759,101 shares of authorized but previously unissued common stock, par value $.005. The operations of Antisense are included since the date of acquisition. Had Antisense been acquired as of March 1, 2000, there would have been no effect on the Company's operations. Antisense's only assets at December 1, 2000 were the HIV patents.

                    Also on December 1, 2000, the Company acquired certain intellectual property rights relating to the magnetic resonance imaging ("MRI") technology from Biomed for the future consideration of $500,000. The transfer was consummated pursuant to and in accordance with the Transfer Agreement (as amended), dated December 1, 2000, between the Company and Biomed.

                    For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

                    The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.


Pg. F-7

                                  BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                           TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                  (a development stage company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2002
-------------------------------------------------------------------------------

                    Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in operations.

                    Depreciation of fixed assets is provided by the straight-line method over the estimated useful lives of the related assets. Amortization of acquired intellectual property rights is provided by the straight-line method over 17 years. Costs for internally developed intellectual property rights with indeterminate lives are expensed as incurred.

                    At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect continuity of the business.

                    Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share, as the effect would be antidilutive.

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

                    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

                    SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets".

                    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and amends the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business.

                    The provisions of SFAS Nos. 142 and 144 will be effective


Pg. F-8

                                  BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                           TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                  (a development stage company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2002
-------------------------------------------------------------------------------

                    for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS Nos. 142 and 144 and anticipates adopting the provisions for its fiscal year beginning March 1, 2002. The impact of these standards on the Company's financial statements has not yet been determined.

                    Management does not believe that these recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.  INVESTMENTS IN  Investments in trading securities are summarized as follows
    MARKETABLE      at February 28, 2002:
    SECURITIES:
                                                          Gross
                                                        Unrealized       Fair
                                                 Cost      Loss          Value
                    -----------------------------------------------------------

                    Corporate debt securities  $605,086    $ 36,281    $ 568,805
                    ============================================================

                    Unrealized holding losses on trading securities amounted to $36,281 for the year ended February 28, 2002.


Pg. F-9


                                  BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                           TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                  (a development stage company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2002
-------------------------------------------------------------------------------

3. FIXED ASSETS:    Fixed assets, at cost, consist of the following:

                                                                  Depreciation/
                                                                  Amortization
                                                                     Period
                    -----------------------------------------------------------
                    Furniture & Equipment              $33,949        5-7 years
                    Computers                            7,703          5 years
                    Internet Web site                   54,159          7 years
                    -----------------------------------------------------------
                                                        95,811
                    Less accumulated depreciation      (14,929)
                    -----------------------------------------------------------
                                                       $80,882
                    ===========================================================

                    Depreciation expense for the years ended February 28, 2002 and 2001 amounted to $14,762 and $167, respectively. Depreciation expense for the period from August 1, 1968 (Date of Inception) to February 28, 2002 was $14,929.

4.  INTELLECTUAL    Intellectual property rights were acquired on December 1,
    PROPERTY        2000 and encompass two areas:  (1) The utilization of new
    RIGHTS:         proprietary technology to prevent implantable cardiac
                    pacemakers and other critical and life-sustaining medical devices from being affected by MRI and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference ("EMI"), and (2) the use of proprietary Antisense gene therapy technology to inhibit the spread of human immunodeficiency virus (HIV-1) infection in conjunction with the use of lentiviral vectors.

                    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, at February 28, 2001, the Company recognized a loss of $490,000 through a write-down of the intellectual property rights to their fair market value, in accordance with an independent, third-party valuation. As discussed in Note 1, the Company has not yet recorded revenue and the continuation of business is dependent on the Company's ability to obtain sufficient financing or attain future profitable operations.


5. STOCKHOLDERS'    During the months of July, August, October and December
   EQUITY:          2001 and January 2002, the Company issued 2,399,750 shares of common stock for cash of $1.00 per share, in connection with a private placement of up to 3,000,000 shares of common stock. The Company incurred offering costs of $254,467 in conjunction with this private placement.

                    During December 2001, the Company issued 1,315,334 shares of common stock at $.75 per share, in connection with a conversion of bridge loans for which the Company received cash proceeds of $986,500. Additionally, the Company issued 468,823 shares of common stock valued at $1.00 per share, for interest in connection with these bridge loan agreements.

                    During September 2001, the Company redeemed 200,000 shares of common stock, initially issued in connection with an issuance of 250,000 shares of common stock for services.


Pg. F-10

                                  BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                           TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                  (a development stage company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2002
-------------------------------------------------------------------------------

6. COMMITMENTS:     The Company is obligated under an operating lease for
                    office space expiring September 30, 2004. The Company may
                    terminate the lease after September 30, 2002 upon ninety
                    days prior written notice to the landlord.   The aggregate
                    minimum future payments under this lease are payable as follows:

                    Year ending February 28,
                              2003                                  $  36,867
                              2004                                     46,783
                              2005                                     25,083
                    -----------------------------------------------------------
                                                                     $108,733
                    ===========================================================

                    Rent expense charged to operations under this operating lease aggregated $14,667 and $ -0- for the years ended February 28, 2002 and 2001, respectively. Rent expense charged to operations for the period from August 1, 1968 (Date of Inception) to February 28,2002 was $14,667.

7.  RELATED-PARTY   Under the Transfer Agreement dated December 1, 2000, the
    TRANSACTIONS:   Company incurred a liability of $500,000 (including
                    interest of $75,000) to Biomed in connection with the acquisition of the MRI intellectual property rights described in Note 4. Biomed maintains a security interest in the underlying patents until the liability is satisfied.
                    The intellectual property rights will revert to Biomed if the Company does not satisfy the liability by December 1, 2002. The stated liability bears interest at an imputed rate of 12.48%, and the balance payable at February 28, 2002 is $500,000.

                    At February 28, 2002, the carrying value of the Company's obligation approximated its estimated fair value based upon current borrowing rates for similar issues.

                    Biomed and another related party paid expenses on behalf of the Company aggregating $253,014 and $170,136 during the years ended February 28, 2002 and 2001, respectively. The amounts due to the related parties do not bear interest, and the Company expects to repay these liabilities during the next 12 months.

8.  STOCK-BASED     The Company has a stock option plan (the "Plan") which
    COMPENSATION    provides for the granting of nonqualified or incentive
    PLAN:           stock options ("ISO") to officers, key employees, non-
                    employee directors and consultants. The Plan authorizes the granting of options to acquire up to 2,500,000 common shares. ISO grants under the Plan are exercisable at the market value of the Company's stock on the date of such grant. Nonqualified option grants under the Plan are exercisable at amounts determined by the board of directors. All options under the Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant. Additionally, the Plan provides for the granting of restricted stock to officers and key employees.


Pg. F-11


                                  BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                           TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                  (a development stage company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2002
-------------------------------------------------------------------------------
                    The following table summarizes activity in stock options:

                    Year Ended February 28, 2002
                    -----------------------------------------------------------
                                                                    Weighted-
                                                                    average
                                                                    Exercise
                                                     Options          Price
                    -----------------------------------------------------------
                    Outstanding at beginning
                    of year                              -              -

                    Granted                        1,779,997       $    .51

                    Forfeited                            -              -

                    Exercised                            -              -
                    -----------------------------------------------------------
                    Outstanding at end of year     1,779,997       $    .51
                    ===========================================================

                    The following table summarizes information about stock options outstanding and exercisable at February 28, 2002:

                                                               Average    Weighted-
                                                              Remaining   average
                      Range of        Number       Number    Contractual  Exercise
                    Exercise Price  Outstanding  Exercisable     Life      Price
                    ---------------------------------------------------------------
                    $.50            1,779,997      675,000     9 years     $.50
                    ===============================================================

                    The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and loss per common share would have been as follows:

                    February 28, 2002
                    -----------------------------------------------------------
                    Net loss - as reported                         $(3,705,917)
                    ===========================================================
                    Net loss - pro forma                            (3,714,917)
                    ===========================================================
                    Basic and diluted loss per common
                    share - as reported                            $      (.14)
                    ===========================================================
                    Basic and diluted loss per common
                    share - pro forma                              $      (.14)
                    ===========================================================

                    The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended February 28, 2002: risk-free interest rates of 4.27% to 4.87%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 90%, and a weighted-average expected life of the options of 9 years.

                    At February 28, 2002, 720,003 shares of common stock were reserved for future issuance of stock options.


Pg. F-12


                                  BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO
                                           TECHNOLOGIES, INC.) AND SUBSIDIARIES
                                                  (a development stage company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2002
-------------------------------------------------------------------------------

9. INCOME TAXES:    As of February 28, 2002, the Company had net operating loss carryforwards of approximately $3,348,000 for federal income tax purposes, which expire through 2022

                    The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                    Year Ended February 28,                    2002       2001
                    -----------------------------------------------------------

                    Tax benefit at U.S. statutory rates         34 %       34 %
                    Increase in valuation allowance            (34)%      (34)%
                    -----------------------------------------------------------
                                                                -0-%       -0-%
                    ===========================================================

                    Deferred tax asset is comprised of the following:

                    February 28, 2002
                    -----------------------------------------------------------

                    Net operating loss carryforwards                $1,138,000
                    Write-down of intellectual property rights         167,000
                    -----------------------------------------------------------

                    Total deferred tax asset                         1,305,000
                    Valuation allowance                             (1,305,000)
                    -----------------------------------------------------------

                    Net deferred tax asset                          $      -0-
                    ==========================================================


1.  SUBSEQUENT    During June 2002, the Company entered into a Stock Purchase
    EVENT         Agreement(the "Agreement") whereby the Company agreed to
                  sell up to $2,400,000 of the Company's common stock. The minimum monthly sale of common stock under the Agreement shall be $250,000. The Company has agreed to file with the Securities and Exchange Commission ("SEC") a Registration
                  Statement covering the shares issuable under this agreement.
                  The Company can begin selling shares to the purchaser 20 days after the SEC declares the above-mentioned Registration
                  Statement effective.


Pg. F-13


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

     The Company engaged Goldstein Golub Kessler LLP as its new independent accountants as of April 25, 2001. During the two most recent fiscal years and through April 25, 2001, the Company had not consulted with Goldstein Golub Kessler LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)
(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-K.

     The disclosure called for by this item has been previously reported by the Company in a Form 8-K filed with the Securities and Exchange Commission on May 7, 2001.



PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

     The executive officers and directors of the Company are as follows:

Name            Age                Position
-----           ----               ---------
Guenter H. Jaensch      63        Chairman of the Board

Michael L. Weiner       54        Chief Executive Officer, President and
                                  Director
Robert J. Wood          63        Chief Financial Officer, Vice-President and
                                  Treasurer
David A. Miller         46        Secretary

Stuart G. MacDonald     53        Vice-President of Research and Development

Jeffrey L. Helfer       49        Vice-President of Engineering

Wilson Greatbatch       82        Director

Steven Katz             54        Director

Ross B. Kenzie          69        Director

Robert S. Bramson       63        Director


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

     Effective May 28, 2002, Wilson Greatbatch resigned from the Board. He remains as the Chairman of the Company's Scientific Advisory Board and, through a contract with his privately held engineering company, a paid consultant assisting the Company with engineering, prototyping and patent matters.

     The business experience of each of the persons listed above during the past five years is as follows:

     Guenter H. Jaensch, Ph.D is the former Chairman and CEO of Siemens Pacesetter, Inc., a leading manufacturer of pacemakers. During his tenure, he negotiated a major cross-licensing agreement with Medtronic, Inc. and was instrumental in the sale of the Siemens Pacesetter business to St. Jude Medical, guiding the transition to St. Jude. During his more than twenty-five years at Siemens, Dr. Jaensch held various senior executive positions prior to running Siemens Pacesetter, including President of Siemens Communications Systems, Inc., Chairman and President of Siemens Corporate Research and Support, Inc., and Head of the Cardiac Systems Division of Siemens AG Medical Engineering Group. Dr.Jaensch holds a Masters Degree in Business Administration and a Ph.D. in Business and Finance from the University of Frankfurt and taught business and statistics at the University prior to joining Siemens in 1969. Positions at Siemens included Controller of the worldwide Data Systems Group, 1976 to 1979, Senior Vice-President-Business Administration of Siemens Corporation, 1979 to 1982, President of Siemens Corporate Research and Support, 1982 to 1986, President of Siemens Communications Systems, Inc., 1983 to 1985, Head of worldwide Budgeting and Reporting of Siemens AG, 1988 to 1991, Senior Vice-President of Siemens Medical Systems, Inc., 1991 to 1992, Chairman of Siemens Pacesetter, Inc., 1991to 1994, and CEO of Siemens Pacesetter, Inc., 1992 to 1994. He joined St. Jude Medical as Chairman and CEO of Pacesetter, Inc., a St. Jude Medical Company, 1994 to 1995 and retired in 1995 to manage his personal investments. Dr. Jaensch held numerous Board positions in Europe and the United States for various organizations, including several Siemens companies. He is currently director of MRV Communications, a leading company in the fiber optic technology business.

     Michael L. Weiner is an entrepreneur who has started six companies. Mr. Weiner has extensive experience in licensing, having negotiated over 200 licenses producing tens of millions of dollars in licensing revenue from products with gross sales of several hundred million dollars. Mr. Weiner began his career at Xerox Corp., where he served in a variety of capacities in sales and marketing, including manager of software market expansion and manager of sales compensation planning. In 1985, after a ten year career at Xerox, Mr. Weiner founded Microlytics, a Xerox spin-off company which developed technology from the Xerox Palo Alto Research Center (PARC) into a suite of products with licenses to companies including Microsoft, Symantec, Casio, Canon, Sharp, Seiko, Smith Corona, SEC, Apple, WordPerfect, and Fuji Xerox. Microlytics merged with Selectronics, a public company, in 1990. Weiner is also co-founder and former CEO of Manning & Napier Information Services (MNIS), a Rochester-based information and consulting service with over 100 employees. TextWise, a company Weiner co-founded in 1994, has received over $12 million in government research grants. Weiner holds five issued patents and has numerous patents pending, including as co-inventor with Wilson Greatbatch and Patrick R. Connelly pertaining to the MRI-compatible pacemaker.

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

     Stuart G. MacDonald is an experienced Research and Development leader with a broad engineering and science background, emphasizing a systems approach to developing complex technology. MacDonald was previously employed at Ortho-Clinical Diagnostics, a division of Johnson & Johnson, in Rochester, New York since 1995, most recently as Vice-president, Clinical Lab Instrumentation R & D. Prior to this he worked at Eastman Kodak Company from 1971 to 1995, rising to the position of Assistant Director, Clinical Diagnostic Research Labs. MacDonald has a B.S. in Mechanical Engineering and Masters of Engineering degree from Cornell University; he is also licensed as a professional engineer by the State of New York.

     Jeffrey L. Helfer has a solid background in product and technology development and systems management having served in a number of positions at Ortho-Clinical Diagnostics in Rochester, New York, a division of Johnson & Johnson. Most recently, he was program director within OCD's Product Development and Program Management Center of Excellence. He was primarily responsible for systems management of the company's next-generation clinical chemistry platform and implementation of the Design for Six Sigma capabilities into the company's broader research and development organization. Prior to Ortho-Clinical Diagnostics, Helfer worked at Eastman Kodak Company for 19 years, most recently as the manager of the clinical diagnostics systems laboratory. He holds a B.S. from Rochester Institute of Technology and an M.S. from the University of Rochester, both in Mechanical Engineering. Helfer is a Johnson & Johnson certified Design for Six Sigma Black Belt and a New York State Professional Engineer.

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

     Steven Katz is President of Steven Katz & Associates, Inc., a technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing since 1982. Since January 2000, Mr. Katz has also been President and Chief Operating Officer of Senesco Technologies, Inc., a public company engaged in the development of proprietary genes with application to agro-biotechnology. From 1983 to 1984 he was the co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a biomaterials company. Prior to S.K.Y. Polymers, Inc., Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1980 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to
1974). Mr. Katz received Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Board of Directors of Senesco Technologies, Inc. and USA Technologies, Inc., both publicly held corporations, and several other private companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons beneficially holding more than 10% of the Company's common stock (collectively, "Reporting Persons") to report their initial ownership of the common stock and subsequent changes in that ownership to the Securities and Exchange Commission (the "SEC"). Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of copies of Forms 3,4 and 5 and amendments thereto received, or written representations from certain Reporting Persons, the Company believes that the Reporting Persons complied with all applicable reporting requirements except as follows: Steven Katz, Robert S. Bramson and Robert J. Wood have not filed an initial report on Form 3; Dale F. Miller, David A. Miller, Geoff Williams, Wilson Greatbatch and Ross B. Kenzie each failed to file a report on Form 4 involving one transaction each; and Edward Cowle, Biomed Solutions, LLC (formerly Biophan, LLC) and Michael L. Weiner each failed to file a report on Form 4 involving two transactions each. The Company is in the process of preparing all delinquent reports for the individuals above and is instituting internal procedures to insure the timely filing of such reports in the future.


Item 10. Executive Compensation

     The following table summarizes the annual compensation paid to the Company's executive officers during the year ended February 28, 2002:


    Michael L. Weiner
    CEO, President and Director                          $150,600

    Robert J. Wood
    CFO, Vice-President and Treasurer                    $ 67,414

    David A.Miller
    Secretary                                            $ 29,000

    Stuart G. MacDonald
    Vice-President of Research and
    Development                                          $ 74,999

    Jeffrey L. Helfer
    Vice-President of Engineering                        $ 38,461

    (1) The above amounts represent base salaries. The Company paid no bonuses to executive officers during the year.
    (2) The Company has no Long-term Incentive Plans for executive officers.
    (3) The Company provides no pension plan for executive officers.

Stock Options

     On July 19, 2001, shareholders adopted the Company's 2001 Stock Option Plan. The Plan provides for the grant of non-statutory options and incentive stock options to key employees, officers, directors and consultants. Under the Plan, 2,500,000 shares of the Company's authorized but unissued common stock have been reserved for issuance.

     The following table contains information concerning stock option grants to the named executives during the fiscal year ended February 28, 2002. No stock appreciation rights (SARs) were granted to any of the named executives in that year.


                         Number of       % of Total    Exercise
                        Securities        Options       or Base
    Name                Underlying       Granted in      Price   Expiration
                      Options Granted    Fiscal Year    ($/Sh)      Date
-------------------------------------------------------------------------------
    Michael L. Weiner    250,000           14.04%         $.50     1/1/11

    Robert J. Wood       100,000            5.62%         $.50     1/1/11

    David A. Miller       - 0-               N/A           N/A       N/A

    Stuart G. MacDonald  100,000            5.62%         $.50     1/1/11

    Jeffrey L. Helfer    100,000            5.62%         $.50     10/15/11
-------------------------------------------------------------------------------

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

Title of Class: Common

                                    Shares
 Name and Address of              Beneficially
 Beneficial Owner                  Owned(1)(2)          Percent of Class
---------------------              ------------         ----------------

*Guenter H. Jaensch(8)                100,000                   .33%

*Michael L. Weiner (3)              2,438,362                  8.16%

 Edward F. Cowle                    4,075,600                 13.79%

 Geoffrey Williams                  2,689,701                  9.10%

*Wilson Greatbatch (4)              5,647,876                 19.01%

*Robert S. Bramson                          0                     0%

*Ross B. Kenzie (5)                   251,932                   .82%

*Steven Katz                           50,000                   .17%

 Robert J. Wood (6)                    20,000                   .07%

 Stuart G. MacDonald (7)               20,000                   .07%

 Jeffrey H. Helfer                          0                     0%

 David A. Miller                      100,500                   .34%

All Officer and Directors as a
group (10 persons)                  8,6218,670                 28.63%

*  Member of the Board of Directors

   (1) The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

   (2) Applicable percentage of ownership is based on 29,549,439 shares outstanding as of May 1, 2002, together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares subject to options or warrants currently exercisable or exercisable within 60 days after February 28, 2002 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder.

   (3) Michael L. Weiner is a member and the manager of Technology Innovations, LLC (TILLC), which is the majority owner of Biomed Solutions, LLC (Biomed)(formerly Biophan, LLC) . Mr. Weiner is also the Manager of Biomed. Mr. Weiner's calculation includes 662,857 shares owned beneficially and of record by Biomed and 300,644 shares owned beneficially and of record by Technologies Innovations, LLC. Includes 200,000 shares issuable to Biomed upon exercise of warrants
         pursuant to the Loan Agreement between the Company and Biomed   It
         also includes 150,000 shares issuable upon exercise of options granted to Mr. Weiner, which shares Mr. Weiner has the rights to acquire within 60 days.

   (4) Includes 5,379,550 shares owned of record and beneficially by Greatbatch Gen-Aid, Ltd., an entity owned by Wilson Greatbatch, and 109,993 shares owned by a private foundation of which Mr. Greatbatch is co-trustee. Also includes 158,333 shares issuable upon exercise of options granted to Mr. Greatbatch, which shares Mr. Greatbatch has the rights to acquire within 60 days.

   (5) Includes 171,932 shares owned of record and beneficially by RBK, LLC and 70,000 shares issuable upon exercise of options granted to RBK, LLC, which shares RBK, LLC has the right to acquire within 60 days. Does not include shares owned beneficially or of record by Biomed or by TI,LLC. Mr. Kenzie is the Manager and an equity member of Biophan Ventures, LLC, which is the 43% equity member in Biomed; he is also the Manager and a beneficial owner of Patent Ventures LLC, which is the Class A Member of TI, LLC. Mr. Kenzie and Mr. Weiner comprise the Board of Members of Biomed; Mr. Kenzie serves on the Board of Members of TI,LLC.

   (6) Includes 20,000 shares issuable upon exercise of options granted to Mr. Wood, which shares he has the rights to acquire within 60 days.

   (7) Includes 20,000 shares issuable upon exercise of options granted to Mr. MacDonald, which shares he has the rights to acquire within 60 days.

   (8) Includes 100,000 shares issuable upon exercise of options granted to Dr. Jaensch which shares he has the rights to acquire within 60 days.


Item 12.  Certain Relationships and Related Transactions.

   (1) Michael L. Weiner, President and Chief Executive Officer of the Company, is the Manager and a 42.3% equity member of Technology Innovations, LLC, (TI,LLC). TI,LLC is the 57% equity member of Biomed Solutions, LLC (Biomed) (formerly Biophan, LLC). Mr. Weiner is also the Manager of Biomed; he and Ross Kenzie make up the Board of Members of Biomed. Biomed is the record owner of 662,857 shares of common stock of the Company; TI,LLC is the record owner of 300,644 shares of common stock of the Company. As Manager of TI,LLC and Biomed, Mr. Weiner has control over these entities.

   (2) Biomed received 10,759,101 shares of the Company's common stock in exchange for its shares of LTR Antisense Technology, Inc. Most of those shares have been distributed to the members of Biomed and their members. It is also entitled to be paid $500,000 for the transfer of its MRI-compatible pacemaker patent pending. On June 4, 2002, the Company executed a Line of Credit Agreement with Biomed providing for borrowings up to $250,000. This agreement also extended the due date of the aforementioned transfer liability from June 1, 2002 to September 1, 2002 and granted warrants for 325,000 shares of common stock to Biomed.

   (3) Wilson Greatbatch has been granted 250,000 options for his consulting services to the Company, 30,000 options for service on the Board of Directors and 8,333 options as Chairman of the Scientific Advisory Board. Through his ownership of Greatbatch Gen-Aid, Ltd. and his co-trusteeship of a private foundation , is the beneficial owner of 5,489,543 common shares of the Company. He is also entitled to receive 60% of the consideration payable to Biomed ($500,000) for transfer of the MRI-compatible pacemaker technology to the Company.

         Greatbatch Gen-Aid holds a 3.5% membership interest (11 Units) in TI,LLC.

         The Company has an agreement with Greatbatch Enterprises Corporation and Wilson Greatbatch to provide research and development services relating to the MRI-compatible technology.



PART IV


Item 13.  Exhibits and Reports on Form 8-K


(a) Exhibit Index


No.                                                                  Page No

21         Subsidiaries     (Filed herewith)                              30

 3.(ii)    Bylaws (Nevada)  (Filed herewith)                              30

(b) Bylaws (Idaho) filed as Exhibit to Form 10-SB.

(b) DEFN14A filed January 10, 2000

(b) Certificate of Incorporation (Nevada) filed as Exhibit to
          Form 10-KSB for the year ended February 29, 2000.

(b) Articles of Merger filed as Exhibit to Form 10-KSB for the year ended February 29, 2000.

(b) Articles of Dissolution filed as Exhibit to Form 10-KSB for the year ended February 29, 2000.

(b) Exchange Agreement, dated as of December 1, 2000, by and among the Registrant, Biophan and LTR filed as part of
           Form 8-K, filed December 15, 2000.

(b) Amendment to the Articles of Incorporation filed as part of Form 8-K, filed December 15, 2000.

(b) Assignment, dated as of December 1, 2000, by and between the Registrant and Biophan filed as part of Form 8-K, filed
           December 15, 2000.

(b) Security Agreement, dated as of December 1, 2000, by and between the Registrant and Biophan filed as part of Form
           8-K, filed December 15, 2000.

(b) Amendment to Exchange Agreement filed as Exhibit to Form 10-KSB for the year ended February 28, 2001.

(b) Subsidiaries filed as Exhibit to Form 10-KSB for the year ended February 28, 2001.

(b) Letter on change of accountants filed as Exhibit to Form 10-KSB for the year ended February 28, 2001.

(b) Transfer Agreement filed as Exhibit to Form 10-KSB for the year ended February 28, 2001.

(b) Amendment to Transfer Agreement filed as Exhibit to Form 10-KSB for the year ended February 28, 2001.

(b) Appointment of independent public accountants filed as exhibit to Form 8-K on May 7, 2001.

(b) Definitive Proxy Statement filed with the Securities and Exchange Commission on June 3, 2001.

(b) Certificate of Amendment to Articles of Incorporation filed as exhibit to Form 8-K on August 27, 2001.

(b) 2001 Stock Option Plan filed as exhibit to Form 8-K on August 27,
          2001.


(b) Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.


(b) Reports on Form 8-K

    Registrant filed a Form 8-K on May 7, 2001 listing Item 4 (change in registrant's certifying accountant).

    Registrant filed a Form 8-K on August 27, 2001 listing Item 5 (Annual Meeting of the Shareholders)




                 SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPHAN TECHNOLOGIES, INC.

                By: \s\ Michael L. Weiner
                  -----------------------
                Name:  Michael L. Weiner
                Title:  President, CEO and Director

Dated:  June 11, 2002



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature               Title                           Date
    ---------               -----                           -------------
\s\ Michael L. Weiner    President, CEO and Director        June 11, 2002
---------------------
Michael L. Weiner       (Principal Executive Officer)


\s\ Robert J. Wood       Vice President, Treasurer and CFO  June 11, 2002
---------------------
Robert J. Wood        (Principal Financial and Accounting
                  Officer)


\s\ David A. Miller      Secretary                          June 11, 2002
---------------------
David A. Miller

\s\ Ross B. Kenzie       Director                           June 11, 2002
---------------------
Ross B. Kenzie

\s\ Steven Katz          Director                           June 11, 2002
---------------------
Steven Katz

\s\ Robert S. Bramson    Director                           June 11, 2002
---------------------
Robert S. Bramson




EX-21   Subsidiaries of the Registrant

         As of February 28, 2002, the Company had the following wholly owned subsidiaries:

               LTR Antisense Technology, Inc.
            MRIC Drug Delivery Systems, LLC




EX-3.(ii)  By-Laws


                               BYLAWS
                                 OF
                         IDAHO TECHNICAL, INC.


                              ARTICLE I
                               OFFICES

     Section 1.01 Location of Offices. The corporation may maintain such offices within or without the State of Nevada as the Board of Directors may from time to time designate or require.

     Section 1.02 Principal Office. The address of the principal office of the corporation shall be at the address of the registered office of the corporation as so designated in the office of the Lieutenant
Governor/Secretary of State of the state of incorporation, or at such other address as the Board of Directors shall from time to time determine.

                              ARTICLE II
                             SHAREHOLDERS

     Section 2.01 Annual Meeting. The annual meeting of the shareholders shall be held in January of each year or at such other time designated by the Board of Directors and as is provided for in the notice of the meeting, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors shall not be held on the day designated for the annual meeting of the shareholders, or at any adjournment thereof, the Board or Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be convenient.

     Section 2.02 Special Meetings. Special meetings of the shareholders may be called at any time by the chairman of the board, the president, or by the Board of Directors, or in their absence or disability, by any vice president, and shall be called by the president or, in his or her absence or disability, by a vice president or by the secretary on the written request of the holders of not less than one-tenth of all the shares entitled to vote at the meeting, such written request to state the purpose or purposes of the meeting and to be delivered to the president, each vice president, or secretary. In case of failure to call such meeting within 60 days after such request, such shareholder or shareholders may call the same.

     Section 2.03 Place of Meetings. The Board of Directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the state of incorporation, as the place for the holding of such meeting. If no designation is made, or if the special meeting be otherwise called, the place of meeting shall be at the principal office of the corporation.

     Section 2.04 Notice of Meetings. The secretary or assistant secretary, if any, shall cause notice of the time, place, and purpose or purposes of all meetings of the shareholders (whether annual or special), to be mailed at least ten days, but not more than 50 days, prior to the meeting, to each shareholder of record entitled to vote.

     Section 2.05 Waiver of Notice. Any shareholder may waive notice of any meeting of shareholders (however called or noticed, whether or not called or noticed and whether before, during, or after the meeting), by signing a written waiver of notice or a consent to the holding of such meeting, or an approval of the minutes thereof. Attendance at a meeting, in person or by proxy, shall constitute waiver of all defects of call or notice regardless of whether waiver, consent, or approval is signed or any objections are made. All such waivers, consents, or approvals shall be made a part of the minutes of the meeting.

     Section 2.06 Fixing Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any annual meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the corporation may provide that the share transfer books shall be closed, for the purpose of determining shareholders entitled to notice of or to vote at such meeting, but not for a period exceeding fifty (50) days. If the share transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at such meeting, such books shall be closed for at least ten (10) days immediately preceding such meeting.

     In lieu of closing the share transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting or to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof. Failure to comply with this Section shall not affect the validity of any action taken at a meeting of shareholders.

     Section 2.07 Voting Lists. The officer or agent of the corporation having charge of the share transfer books for shares of the corporation shall make, at least ten (10) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of, and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder during the whole time of the meeting. The original share transfer book shall be prima facie evidence as to the shareholders who are entitled to examine such list or transfer books, or to vote at any meeting of shareholders.

     Section 2.08 Quorum. One-half of the total voting power of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of the shareholders. If a quorum is present, the affirmative vote of the majority of the voting power represented by shares at the meeting and entitled to vote on the subject shall constitute action by the shareholders, unless the vote of a greater number or voting by classes is required by the laws of the state of incorporation of the corporation or the Articles of Incorporation. If less than one-half of the outstanding voting power is represented at a meeting, a majority of the voting power represented by shares so present may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

     Section 2.09 Voting of Shares. Each outstanding share of the corporation entitled to vote shall be entitled to one vote on each matter submitted to vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or series of stock are determined and specified as greater or lesser than one vote per share in the manner provided by the Articles of Incorporation.

     Section 2.10 Proxies. At each meeting of the shareholders, each shareholder entitled to vote shall be entitled to vote in person or by proxy; provided, however, that the right to vote by proxy shall exist only in case the instrument authorizing such proxy to act shall have been executed in writing by the registered holder or holders of such shares, as the case may be, as shown on the share transfer of the corporation or by his or her or her attorney thereunto duly authorized in writing. Such instrument authorizing a proxy to act shall be delivered at the beginning of such meeting to the secretary of the corporation or to such other officer or person who may, in the absence of the secretary, be acting as secretary of the meeting. In the event that any such instrument shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or if only one be present, that one shall (unless the instrument shall otherwise provide) have all of the powers conferred by the instrument on all persons so designated. Persons holding stock in a fiduciary capacity shall be entitled to vote the shares so held and the persons whose shares are pledged shall be entitled to vote, unless in the transfer by the pledge or on the books of the corporation he or she shall have expressly empowered the pledgee to vote thereon, in which case the pledgee, or his or her or her proxy, may represent such shares and vote thereon.

     Section 2.11 Written Consent to Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by a majority of the shareholders entitled to vote with respect to the subject matter thereof.

                              ARTICLE III
                               DIRECTORS

     Section 3.01 General Powers. The property, affairs, and business of the corporation shall be managed by its Board of Directors. The Board of Directors may exercise all the powers of the corporation whether derived from law or the Articles of Incorporation, except such powers as are by statute, by the Articles of Incorporation or by these Bylaws, vested solely in the shareholders of the corporation.

     Section 3.02 Number, Term, and Qualifications. The Board of Directors shall consist of three to nine persons. Increases or decreases to said number may be made, within the numbers authorized by the Articles of Incorporation, as the Board of Directors shall from time to time determine by amendment to these Bylaws. An increase or a decrease in the number of the members of the Board of Directors may also be had upon amendment to these Bylaws by a majority vote of all of the shareholders, and the number of directors to be so increased or decreased shall be fixed upon a majority vote of all of the shareholders of the corporation. Each director shall hold office until the next annual meeting of shareholders of the corporation and until his or her successor shall have been elected and shall have qualified. Directors need not be residents of the state of incorporation or shareholders of the corporation.

     Section 3.03 Classification of Directors. In lieu of electing the entire number of directors annually, the Board of Directors may provide that the directors be divided into either two or three classes, each class to be as nearly equal in number as possible, the term of office of the directors of the first class to expire at the first annual meeting of shareholders after their election, that of the second class to expire at the second annual meeting after their election, and that of the third class, if any, to expire at the third annual meeting after their election. At each annual meeting after such classification, the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the second succeeding annual meeting, if there be two classes, or until the third succeeding annual meeting, if there be three classes.

     Section 3.04 Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this bylaw immediately following, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place, either within or without the state of incorporation, for the holding of additional regular meetings without other notice than such resolution.

     Section 3.05 Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the president, Vice president, or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the state of incorporation, as the place for holding any special meeting of the Board of Directors called by them.

     Section 3.06 Meetings by Telephone Conference Call. Members of the Board of Directors may participate in a meeting of the Board of Directors or a committee of the Board of Directors by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can bear each other, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting.

     Section 3.07 Notice. Notice of any special meeting shall be given at least ten (10) days prior thereto by written notice delivered personally or mailed to each director at his or her regular business address or residence, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting solely for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     Section 3.08 Quorum. A majority of the number of directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than a majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

     Section 3.09 Manner of Acting. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, and the individual directors shall have no power as such.

     Section 3.10 Vacancies and Newly Created Directorship. If any vacancies shall occur in the Board of Directors by reason of death, resignation or otherwise, or if the number of directors shall be increased, the directors then in office shall continue to act and such vacancies or newly created directorships shall be filled by a vote of the directors then in office, though less than a quorum, in any way approved by the meeting. Any directorship to be filled by reason of removal of one or more directors by the shareholders may be filled by election by the shareholders at the meeting at which the director or directors are removed.

     Section 3.11 Compensation. By resolution of the Board of Directors, the directors may be paid their expenses, if any of attendance at each meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

     Section 3.12 Presumption of Assent. A director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his or her or her dissent shall be entered in the minutes of the meeting, unless be or she shall file his or her or her written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     Section 3.13 Resignations. A director may resign at any time by delivering a written resignation to either the president, a vice president, the secretary, or assistant secretary, if any. The resignation shall become effective on its acceptance by the Board of Directors; provided, that if the board has not acted thereon within ten days from the date presented, the resignation shall be deemed accepted.

     Section 3.14 Written Consent to Action by Directors. Any action required to be taken at a meeting of the directors of the corporation or any other action which may be taken at a meeting of the directors or of a committee, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the directors, or all of the members of the committee, as the case may be. Such consent shall have the same legal effect as a unanimous vote of all the directors or members of the committee.

     Section 3.15 Removal. At a meeting expressly called for that purpose, one or more directors may be removed by a vote of a majority of the shares of outstanding stock of the corporation entitled to vote at an election of directors.

                              ARTICLE IV
                               OFFICERS

     Section 4.01 Number. The officers of the corporation shall be a president. one or more vice-presidents, as shall be determined by resolution of the Board of Directors, a secretary, a treasurer, and such other officers as may be appointed by the Board of Directors. The Board of Directors may elect, but shall not be required to elect, a chairman of the board and the Board of Directors may appoint a general manager.

     Section 4.02 Election, Term of Office, and Qualifications. The officers shall be chosen by the Board of Directors annually at its annual meeting. In the event of failure to choose officers at an annual meeting of the Board of Directors, officers may be chosen at any regular or special an annual meeting of the Board of Directors. Each such officer (whether chosen at an annual meeting of the Board of Directors to fill a vacancy or otherwise) shall hold his or her office until the next ensuing annual meeting of the Board of Directors and until his or her successor shall have been chosen and qualified, or until his or her death, or until his or her resignation or removal in the manner provided in these Bylaws. Any one person may hold any two or more of such offices, except that the president shall not also be the secretary. The chairman of the board, if any, shall remain a director of the corporation during the term of his or her office. No other officer need be a director.

     Section 4.03 Subordinate Officers, Etc. The Board of Directors from time to time may appoint such other officers or agents as it may deem advisable, each of whom shall have such title, old office for such period, have such authority, and perform such duties as the Board of Directors from time to time may determine. The Board of Directors from time to time may delegate to any officer or agent the power to appoint any such subordinate officer or agents and to prescribe their respective titles, terms of office, authorities, and duties. Subordinate officers need not be shareholders or directors.

     Section 4.04 Resignations. Any officer may resign at any time by delivering a written resignation to the Board of Directors, the president, or the secretary. Unless otherwise specified therein, such resignation shall take effect on delivery.

     Section 4.05 Removal. Any officer may be removed from office at any special meeting of the Board of Directors called for that purpose or at a regular meeting, by vote of a majority of the directors, with or without cause. Any officer or agent appointed in accordance with the provisions of
Section 4.03 hereof may also be removed, either with or without cause, by any officer on whom, such power of removal shall have been conferred by the Board of Directors.

     Section 4.06 Vacancies and Newly Created Offices. If any vacancy shall occur in any office by reason of death, resignation, removal, disqualification, or any other cause, or if a new office shall be created, then such vacancies or new created offices may be filled by the Board of Directors at any regular or special meeting.

     Section 4.07 The Chairman of the Board. The Chairman of the Board, if there be such an officer, shall have the following powers and duties.

          (a) He or she shall preside at all shareholders' meetings;

          (b) He or she shall preside at all meetings of the Board of Directors; and

          (c) He or she shall be a member of the executive committee, if any.

     Section 4.08 The President. The president shall have the following powers and duties:

     (a) If no general manager has been appointed, he or she shall be the
chief executive officer     of the corporation, and, subject to the direction
of the Board of Directors, shall have general charge of the business, affairs, and property of the corporation and general supervision over its officers, employees, and agents;

     (b) If no chairman of the board has been chosen, or if such officer is absent or disabled, he or she shall preside at meetings of the shareholders and Board of Directors;

     (c) He or she shall be a member of the executive committee, if any;

     (d) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

     (e) He or she shall have all power and shall perform all duties normally incident to the office of a president of a corporation, and shall exercise such other powers and perform such other duties as from time to time may be assigned to him or her by the Board of Directors.

     Section 4.09 The Vice-Presidents. The Board of Directors may, from time to time, designate and elect one or more vice presidents, one of whom may be designated to serve as executive vice president. Each vice president shall have such powers and perform such duties as from time to time may be assigned to him or her by the Board of Directors or the president. At the request or in the absence or disability of the president, the executive vice president or, in the absence or disability of the executive vice president, the vice president designated by the Board of Directors or (in the absence of such designation by the Board of Directors) by the president, the senior vice president, may perform all the duties of the president, and when so acting, shall have all the powers of, and be subject to all the restrictions upon, the president.

     Section 4.10 The Secretary. The secretary shall have the following powers and duties:

     (a) He or she shall keep or cause to be kept a record of all of the proceedings of the meetings of the shareholders and of the board or directors in books provided for that purpose;

     (b) He or she shall cause all notices to be duly given in accordance with the provisions of these Bylaws and as required by statute;

     (c) He or she shall be the custodian I of the records and of the seal of the corporation, and shall cause such seal (or a facsimile thereof) to be affixed to all certificates representing shares of the corporation prior to the issuance thereof and to all instruments, the execution of which on behalf of the corporation under its seal shall have been duly authorized in accordance with these Bylaws, and when so affixed, he or she may attest the same;

     (d) He or she shall assume that the books, reports, statements, certificates, and other documents and records required by statute are properly kept and filed;

     (e) He or she shall have charge of the share books of the corporation and cause the share transfer books to be kept in such manner as to show at any time the amount of the shares of the corporation of each class issued and outstanding, the manner in which and the time when such stock was paid for, the names alphabetically arranged and the addresses of the holders of record thereof, the number of shares held by each holder and time when each became such holder or record; and he or she shall exhibit at all reasonable times to any director, upon application, the original or duplicate. share register. He or she shall cause the share book referred to in Section 6.04 hereof to be kept and exhibited at the principal office of the corporation, or at such other place as the Board of Directors shall determine, in the manner and for the purposes provided in such Section;

     (f) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

     (g) He or she shall perform in general all duties incident to the office of secretary and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

     Section 4.11 The Treasurer. The treasurer shall have the following powers and duties:

     (a) He or she shall have charge and supervision over and be responsible for the monies, securities, receipts, and disbursements of the corporation;

     (b) He or she shall cause the monies and other valuable effects of the corporation to be deposited in the name and to the credit of the corporation in such banks or trust companies or with such banks or other depositories as shall be selected in accordance with Section 5.03 hereof;

     (c) He or she shall cause the monies of the corporation to be disbursed by checks or drafts (signed as provided in Section 5.04 hereof) drawn on the authorized depositories of the corporation, and cause to be taken and preserved property vouchers for all monies disbursed;

     (d) He or she shall render to the Board of Directors or the president, whenever requested, a statement of the financial condition of the corporation and of all of this transactions as treasurer, and render a full financial report at the annual meeting of the shareholders', if called- upon to do so;

     (e) He or she shall cause to be kept correct books of account of all the business and transactions of the corporation and exhibit such books to any director on request during business hours;

     (f) He or she shall be empowered from time to time to require from all officers or agents of the corporation reports or statements given such information as he or she may desire with respect to any and all financial transactions of the corporation; and

     (g) He or she shall perform in general all duties incident to the office of treasurer and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

     Section 4.12 General Manager. The Board of Directors may employ and appoint a general manager who may, or may not, be one of the officers or directors of the corporation. The general manager, if any shall have the following powers and duties:

     (a) He or she shall be the chief executive officer of the corporation and, subject to the directions of the Board of Directors, shall have general charge of the business affairs and property of the corporation and general supervision over its officers, employees, and agents:

     (b) He or she shall be charged with the exclusive management of the business of the corporation and of all of its dealings, but at all times subject to the control of the Board of Directors;

     (c) Subject to the approval of the Board of Directors or the executive committee, if any or she shall employ all employees of the corporation, or delegate such employment to subordinate officers, and shall have authority to discharge any person so employed; and

     (d) He or she shall make a report to the president and directors as often as required, setting forth the results of the operations under his or her charge, together with suggestions looking toward improvement and betterment of the condition of the corporation, and shall perform such other duties as the Board of Directors may require.

     Section 4.13 Salaries. The salaries and other compensation of the officers of the corporation shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents appointed in accordance with the provisions of
Section 4.03 hereof. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he or she is also a director of the corporation.

     Section 4.14 Surety Bond. In case the Board of Directors shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sums and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his or her duties to the corporation, including responsibility for negligence and for the accounting of all property, monies, or securities of the corporation which may come into his or her hands.

                              ARTICLE V
               EXECUTION OF INSTRUMENTS, BORROWING OF MONEY,
                     AND DEPOSIT OF CORPORATE FUNDS

     Section 5.01 Execution of Instruments. Subject to any limitation contained in the Articles of Incorporation or these Bylaws, the president or any vice president or the general manager, if any, may, in the name and on behalf of the corporation, execute and deliver any contract or other instrument authorized in writing by the Board of Directors. The Board of Directors may, subject to any limitation contained in the in the Articles of Incorporation or in these Bylaws, authorize in writing any officer or agent to execute and delivery any contract or other instrument in the name an behalf of the corporation; any such authorization may be general or confined to specific instances.

     Section 5.02 Loans. No loans or advances shall be contracted on behalf of the corporation, no negotiable Paper or other evidence of its obligation under any loan or advance shall be issued in its name, and no property of the corporation shall be mortgaged, pledged, hypothecated, transferred, or conveyed as security for the payment of any loan, advance, indebtedness, or liability of the corporation, unless and except as authorized by the Board of Directors. Any such authorization may be general or confined to specific instances.

     Section 5.03 Deposits. All monies of the corporation not otherwise employed shall be deposited from time to time to its credit in such banks and/or trust companies or with such bankers or other depositories as the Board of Directors may select, or as from time to time may be selected by any officer or agent authorized to do so by the Board of Directors.

     Section 5.04 Checks, Drafts, Etc. All notes, drafts, acceptances, checks, endorsements, and, subject to the provisions of these Bylaws, evidences of indebtedness of the corporation, shall be signed by such officer or officers or such agent or agents of the corporation and in such manner as the Board of Directors from time to time may determine. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositories shall be in such manner as the Board of Directors from time to time may determine.

     Section 5.05  Bond and Debentures.   Every bond or debenture issued by
the corporation shall be evidenced by an appropriate instrument which shall be signed by the president or a vice president and by the secretary and sealed with the seal of the corporation. The seal may be a facsimile, engraved or printed. Where such bond or debenture is authenticated with the manual signature of an authorized officer of the corporation or other trustee designated by the indenture of trust or other agreement under which such security is issued, the signature of any of the corporation's officers named thereon may be a facsimile. In case any officer who signed, or whose facsimile signature has been used on any such bond or debenture, should cease to be an officer of the corporation for any reason before the same has been delivered by the corporation, such bond or debenture may nevertheless be adopted by the corporation and issued and delivered as through the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer.

     Section 5.06 Sale, Transfer, Etc. of Securities. Sales transfers, endorsements, and assignments of stocks, bonds, and other securities owned by or standing in the name of the corporation, and the execution and delivery on behalf of the corporation of any and all instruments in writing incident to any such sale, transfer, endorsement, or assignment, shall be effected by the president, or by any vice president, together with the secretary, or by any officer or agent thereunto authorized by the Board of Directors.

     Section 5.07 Proxies. Proxies to vote with respect to shares of other corporations owned by or standing in the name of the corporation shall be executed and delivered on behalf of the corporation by the president or any vice president and the secretary or assistant secretary of the corporation, or by any officer or agent thereunder authorized by the Board of Directors.

                              ARTICLE VI
                            CAPITAL SHARES

     Section 6.01 Share Certificates. Every holder of shares in the corporation shall be entitled to have a certificate, signed by the president or any vice president and the secretary or assistant secretary, and sealed with the seal (which May be a facsimile, engraved printed) of the corporation, certifying the number and kind, class or series of shares owned by him or her in the corporation; provided, however, that where such a certificate is countersigned by (a) a transfer agent or an assistant transfer agent, or (b) registered by a registrar, the signature of any such president, vice president, secretary, or assistant secretary may be a facsimile. In case any officer who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate, shall cease to be such officer of the corporation, for any reason, before the delivery of such certificate by the corporation, such certificate may nevertheless be adopted by the corporation and be issued and delivered as though the person who signed it, or whose facsimile signature or signatures shall have been used thereon, has not ceased to be such officers. Certificates representing shares of the corporation shall be in such form as provided by the statutes of the state of incorporation. There shall be entered on the share books of the corporation at the time of issuance of each share, the number of the certificate issued, the name and address of the person owning the shares represented thereby, the number and kind, class or series of such shares, and the date of issuance thereof. Every certificate exchanged or returned to the corporation shall be marked "Canceled" with the date of cancellation.

     Section 6.02 Transfer of Shares. Transfers of shares of the corporation shall be made on the books of the corporation by the holder of record thereof, or by his or her attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the secretary of the corporation or any of its transfer agents, and on surrender of the certificate or certificates, properly endorsed or accompanied by proper instruments of transfer, representing such shares. Except as provided by law, the corporation and transfer agents and registrars, if any, shall be entitled to treat the holder of record of any such stock as the absolute owner thereof for all purposes, and accordingly, shall not be bound to recognize any legal, equitable, or other claim to or interest in such shares on the part of any other person whether or not it or they shall have express or other notice thereof.

     Section 6.03 Regulations. Subject to the provisions of this Article VI and of the Articles of Incorporation, the Board of Directors may make such rules and regulations as they deem expedient concerning the issuance, transfer, redemption, and registration of certificates for shares of the corporation.

     Section 6.04 Maintenance of Stock Ledger at Principal Place of Business. A share book (or books where more than one kind, class, or series of stock is outstanding) shall be kept at the principal place of business of the corporation, or at such other place as the Board of Directors shall determine, containing the names, alphabetically arranged, of original shareholders of the corporation, their addresses, their interest, the amount paid on their shares, and all transfers thereof and the number and class of shares held by each. Such share books shall at all reasonable hours be subject to inspection by persons entitled by law to inspect the same.

     Section 6.05 Transfer Agents and Registrars. The Board of Directors may appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of the corporation, and may require all such certificates to bear the signature of either or both. The Board of Directors may from time to time define the respective duties of such transfer agents and registrars. No certificate for shares shall be valid until countersigned by a transfer agent, if at the date appearing thereon the corporation had a transfer agent for such shares, and until registered by a registrar, if at such date the corporation had a registrar for such shares.

      Section 6.06 Closing of Transfer Books and Fixing of Record Date.

     (a) The Board of Directors shall have power to close the share books of the corporation for a period of not to exceed 50 days preceding the date of any meeting of shareholders, or the date for payment of any dividend, or the date the allotment of rights, or capital shares shall go into effect, or a date in connection with obtaining the consent of shareholders for any purpose.

      (b) In lieu of closing the share transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding 50 days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital shares shall go into effect, or a date in connection with obtaining any such consent, as a record date for the determination of the shareholders entitled to a notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent.

     (c) If the share transfer books shall be closed or a record date set for the purpose of shareholders entitled to notice of or to vote at a meeting of shareholders. such books shall be closed for, or such record date shall be, at least ten (10) days immediately preceding such meeting.

     Section 6.07 Lost or Destroyed Certificates. The corporation may issue a new certificate for shares of the corporation of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the Board of Directors may, in its discretion, require the owner of the lost or destroyed certificate or his or her legal representatives, to give the corporation a bond in such form and amount as the Board of Directors may direct, and with such surety or sureties as may be satisfactory to the board, to indemnify the corporation and its transfer agents and registrars, if any, against any claims that may be made against it or any such transfer agent or registrar on account of the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the judgment of the Board of Directors, it is proper to do so.

     Section 6.08 No Limitation on Voting Rights; Limitation on Dissenter's Rights. To the extent permissible under the applicable law of any jurisdiction to which the corporation may become subject by reason of the conduct of business, the ownership of assets, the residence of shareholders, the location of offices or facilities, or any other item, the corporation elects not to be governed by the provisions of any statute that (i) limits, restricts, modified, suspends, terminates, or otherwise affects the rights of any shareholder to cast one vote for each share of common stock registered in the name of such shareholder on the books of the corporation, without regard to whether such shares were acquired directly from the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of common stock of the corporation issued and outstanding or (ii) grants to any shareholder the right to have his or her stock redeemed or purchased by the corporation or any other shareholder on the acquisition by any person or group of persons of shares of the corporation. In particular, to the extent permitted under the laws of the state of incorporation, the corporation elects not to be governed by any such provision, including the provisions of the Nevada Control Share Acquisitions Act, Sections 78.378 to 78.3793, inclusive, of the Nevada Revised Statutes, or any statute of similar effect or tenor.

                              ARTICLE VII
                  EXECUTIVE COMMITTEE AND OTHER COMMITTEES

     Section 7.01 How Constituted. The Board of Directors may designate and executive committee and such other committees as the Board of Directors may deem appropriate, each of which committees shall consist of two or more directors. Members of the executive committee and of any such other committees shall be designated annually at the annual meeting of the Board of Directors; provided, however, that at any time the Board of Directors may abolish or reconstitute the executive committee or any other committee. Each member of the executive committee and of any other committee shall hold office until his or her resignation or removal in the manner provided in these Bylaws.

     Section 7.02 Powers. During the intervals between meetings of the Board of Directors, the executive committee shall have and may exercise all
powers of the Board of Directors in the     management of the business and
affairs of the corporation, except for such powers as by law may not be delegated by the Board of Directors to an executive committee.

     Section 7.03 Proceedings. The executive committee, and such other committees as may be designated hereunder by the Board of Directors, may fix its own presiding and recording officer or officers, and may meet at such place or places, at such time or times and on such notice (or without notice) as it shall determine from time to time. It will keep a record of its proceedings and shall report such proceedings to the Board of Directors at the meeting of the Board of Directors next following.

     Section 7.04 Quorum and Manner of Acting. At all meetings of the executive committee, and of such other committees as may be determined hereunder by the Board of Directors, the presence of members constituting a majority of the total authorized membership of the committee shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such committee. The members of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, shall act only as a committee and the individual members thereof shall have no powers as such.

     Section 7.05 Resignations. Any member of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, may resign at any time by delivering a written resignation to either the president, the secretary, or assistant secretary, or to the presiding officer of the committee of which he or she is a member, if any shall have been appointed and shall be in office. Unless otherwise specified herein, such resignation shall take effect on delivery.

     Section 7.06 Removal. The Board of Directors may at any time remove any member of the executive committee or of any other committee designated by it hereunder either for or without cause.

     Section 7.07 Vacancies. If any vacancies shall occur in the executive committee or of any other committee designated by the Board of Directors hereunder, by reason of disqualification, death, resignation, removal, or otherwise, the remaining members shall, until the filling of such vacancy, constitute the then total authorized membership of the committee and, provided that two or more members are remaining, continue to act. Such vacancy may be filled at any meeting of the Board of Directors.

     Section 7.08 Compensation. The Board of Directors may allow a fixed sum and expenses of attendance to any member of the executive committee, or of any other committee designated by it hereunder, who is not an active salaried employee of the corporation for attendance at each meeting of said committee.



                              ARTICLE VIII
                      INDEMNIFICATION, INSURANCE, AND
                      OFFICER AND DIRECTOR CONTRACTS

     Section 8.01 Indemnification: Third Party Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation. partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with any such action, suit or proceeding, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

     Section 8.02 Indemnification: Corporate Actions. The corporation shall have the power to indemnify any person who was or is is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership joint venture, trust, or other enterprise, against expenses (including attorney's fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit, if be or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such a person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

     Section 8.03 Determination. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or other-wise in defense of any action, suit, or proceeding referred to in Sections 8.01 and 8.02 hereof, or in defense of any claim, issue, or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith. Any other indemnification under Sections 8.01 and 8.02 hereof, shall be made by the corporation upon a determination that indemnification of the officer, director, employee, or assent is proper in the circumstances because be or she has met the applicable standard of conduct set forth in Sections 8.01 and 8.02 hereof. Such determination shall be made either (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit, or proceeding; or (ii) by independent legal counsel on a written opinion; or (iii) by the shareholders by a majority vote of a quorum at any meeting duly called for such purpose.

     Section 8.04 General Indemnification. The indemnification provided by this Section shall not be deemed exclusive of any other indemnification granted under any provision of any statute, in the corporation's Articles of Incorporation, these Bylaws, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs and legal representatives of such a person.

     Section 8.05 Advances. Expenses incurred in defending a civil or criminal action, suit, or proceeding as contemplated in this Section may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon a majority vote of a quorum of the Board of Directors and upon receipt of an undertaking by or on behalf of the director, officers, employee, or agent to repay such amount or amounts unless if it is ultimately determined that he or she is to agent to indemnified by the corporation as authorized by this Section.

     Section 8.06 Scope of Indemnification. The indemnification authorized by this Section shall apply to all present and future directors, officers, employees, and agents of the corporation and shall continue as to such persons who ceases to be directors, officers, employees, or agents of the corporation, and shall inure to the benefit of the heirs, executors, and administrators of all such persons and shall be in addition to all other indemnification permitted by law.

     8.07. Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against any such liability and under the laws of the state of incorporation, as the same may hereafter be amended or modified.

                              ARTICLE IX
                              FISCAL YEAR

     The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

                              ARTICLE X
                              DIVIDENDS

     The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and on the terms and conditions provided by the Articles of Incorporation and these Bylaws.

                              ARTICLE XI
                              AMENDMENTS

     All Bylaws of the corporation, whether adopted by the Board of Directors or the shareholders, shall be subject to amendment, alteration, or repeal, and new Bylaws may be made, except that:

     (a) No Bylaws adopted or amended by the shareholders shall be altered or repealed by the Board of Directors.

     (b) No Bylaws shall be adopted by the Board of Directors which shall require more than a majority of the voting shares for a quorum at a meeting of shareholders, or more than a majority of the votes cast to constitute action, by the shareholders, except where higher percentages are required by law; provided, however, that (i) if any Bylaw regulating an impending election of directors is adopted or amended repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of directors, the Bylaws so adopted or amended or repealed, together with a concise statement of the changes made; and (ii) no amendment, alteration or repeal of this Article XI shall be made except by the shareholders.

                           CERTIFICATE OF SECRETARY

     The undersigned does hereby certify that he or she is the secretary of Idaho Technical, Inc., a corporation duly organized and existing under and by virtue of the laws of the State of Nevada; that the above and foregoing Bylaws of said corporation were duly and regularly adopted as such by the Board of Directors of the Corporation at a meeting of the Board of Directors, which was duly regularly held on the 7th day of September, 2000, and that the above and foregoing Bylaws are now in full force and effect.

DATED THIS 7th day of September, 2000.



                                   /s/ David A. Miller
                                   --------------------------
                                   David A. Miller, Secretary










v