Form 10QSB
period 2002-05-31
BIOPHAN TECHNOLOGIES INC
filed 2002-07-15
CIK 1084000

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

         [x]   Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the period ended: May 31, 2002

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

                              [ X ] Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                       Outstanding as of June 30, 2002
      Common Stock, $.005 par value                     29,549,439

Transitional small Business Disclosure Format (Check One): Yes[ ]  No[x]

                                   INDEX
                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements

  Independent Accountant's Report                                      3

  Consolidated Balance Sheets, May 31, 2002 (Unaudited)
   and February 28, 2002                                               4

  Consolidated Statements of Operations, Three Months Ended
   May 31, 2002 and 2001 (Unaudited), and from August 1,
     1968 (Date of Inception) through May 31, 2002 (Unaudited)         5

  Consolidated Statements of Cash Flows, Three Months Ended
   May 31, 2002 and 2001 (Unaudited) and from August 1, 1968
    (Date of Inception) through May 31, 2002 (Unaudited)               6

  Notes to Consolidated Financial Statements                           7

ITEM 2.  Plan of Operation                                             8

PART II. OTHER INFORMATION                                             9

ITEM 1.  Legal Proceedings                                             9

ITEM 2.  Changes in Securities and Use of Proceeds                     9

ITEM 3.  Defaults Upon Senior Securities                               9

ITEM 4.  Submission of Matters to a Vote of Security Holders           9

ITEM 5.  Other Information                                             9

ITEM 6.  Exhibits and Reports on Form 8-K                              9

         a. Exhibits                                                   9
         b. Reports on Form 8-K                                       10

              SIGNATURES                                              10

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


INDEPENDENT ACCOUNTANT'S REPORT
-------------------------------


To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of May 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 28, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 5, 2002, except for Note 10 therein, as to which the date was June 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 1, 2002

      BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO TECHNOLOGIES, INC.)
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED BALANCE SHEETS

                                          May 31, 2002
                                          (Unaudited)      February 28, 2002
                                       ---------------------------------------
                      ASSETS
Current Assets:
  Cash                                       $  61,845          $ 12,199
  Investments in marketable securities               -           568,805
  Prepaid expenses and other current assets     30,236            91,819
                                           --------------------------------
              Total Current Assets              92,081           672,823
                                           --------------------------------
Fixed Assets, at cost, net                      82,180            80,882

Other Assets:
  Intellectual property rights                 110,000           110,000
  Security deposit                               2,933             2,933
  Deferred private equity placement costs       45,000                 -
  Deferred tax asset, net of valuation
   allowance of $1,979,000 and $1,305,000
    respectively                                     -                 -
                                           --------------------------------
                                               157,933           112,933
                                           --------------------------------
                                             $ 332,194          $866,638
                                           ================================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses      $ 259,831          $129,040
  Payables to related party                    700,000           500,000
  Due to related parties                        38,943            16,349
                                           --------------------------------
               Total Current Liabilities       998,774            645,389
                                           --------------------------------


Stockholders' Equity (Deficiency):
  Common stock, $.005 par value
   Authorized, 60,000,000 shares
   Issued and outstanding,
    29,549,439 shares                          147,747            147,747
  Additional paid-in capital                 4,658,407          4,608,407

  Deficit accumulated during the
    development stage                       (5,472,734)        (4,534,905)
                                           --------------------------------
                                              (666,580)           221,249
                                           --------------------------------
                                             $ 332,194           $866,638
                                           ================================

          See Notes to Consolidated Financial Statements.

    BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO TECHNOLOGIES, INC.)
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Period from August
                                                Three Months Ended        1, 1968 (date of
                                                      May 31,               inception) to
                                                  2002        2001           May 31, 2002
                                         ------------------------------------------------
  Operating expenses:
    Salaries and related                 $     171,213   $     73,873    $       692,703
    Research and development                   451,815        125,099          1,514,083
    Professional fees                          140,493         13,658          1,490,094
    Write-down of intellectual property              -              -            490,000
    General and administrative                 165,309         22,391            667,389
                                         ------------------------------------------------
  Operating loss                              (928,830)      (235,021)        (4,854,269)

  Other income(expense):
    Interest income                             16,608          1,037             44,288
    Interest expense                           (10,300)       (18,713)          (563,843)
    Other income                                13,498              -             55,533
    Other expense                              (28,805)             -            (65,086)
                                         ------------------------------------------------
                                                (8,999)       (17,676)          (529,108)
                                         ------------------------------------------------
  Loss from continuing operations             (937,829)      (252,697)        (5,383,377)

  Loss from discontinued operations                  -               -           (89,357)
                                         ------------------------------------------------
  Net loss                               $    (937,829)  $    (252,697)  $    (5,472,734)
                                         ================================================
  Loss per common share
    -basic and diluted                   $       (0.03)  $       (0.01)
                                         ==============================
  Weighted average shares outstanding       29,549,439      25,565,532
                                         ==============================

          See Notes to Consolidated Financial Statements.

       BIOPHAN TECHNOLOGIES, INC. (FORMERLY GREATBIO TECHNOLOGIES, INC.)
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          Period from August
                                                     Three Months Ended    1, 1968 (date of
                                                           May 31,          inception) to
                                                      2002         2001      May 31, 2002
                                                 -----------------------------------------
Cash flows used for operating activities:
  Net loss                                       $  (937,829)  $  (252,697) $ (5,472,734)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation                                       6,376           250        21,305
    Losses on marketable securities                   28,805             -        66,948
    Write-down of intellectual property rights             -             -       490,000
    Amortization of discount on payable to
      related party                                        -        15,500        75,000
    Issuance of common stock for services                  -             -       101,108
    Issuance of common stock for interest                  -             -       468,823
    Grant of stock options for services               50,000             -       752,800
    Expenses paid by stockholder                           -             -         2,640
  Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses           61,583             -       (30,236)
    Increase in security deposits                          -             -        (2,933)
    Increase(decrease) in accounts payable and
     accrued expenses                                130,791        34,842       246,500
    Increase(decrease) in due to related parties     222,594        40,562       195,447
                                                 ---------------------------------------
                                                    (437,680)     (161,543)   (3,085,332)

  Cash flows used for investing activities:
    Purchases of fixed assets                         (7,674)            -      (103,485)
    Sales of marketable securities                   540,000                     917,270
    Purchases of marketable securities                     -             -      (984,218)
                                                 ---------------------------------------
                                                     532,326             -      (170,433)

  Cash flows provided by financing activities:
    Proceeds of bridge loans                               -             -       986,500
    Net proceeds from sales of capital stock               -             -     2,376,110
    Payments for deferred private equity
     placement costs                                  45,000                     45,000
                                                 ---------------------------------------
                                                      45,000             -     3,362,610
                                                 ---------------------------------------
  Net increase(decrease) in cash and equivalents      49,646      (161,543)       61,845

  Cash and cash equivalents, beginning                12,199       172,092             -
                                                 ---------------------------------------

  Cash and cash equivalents, ending              $    61,845   $    10,549  $     61,845
                                                 =======================================
  Supplemental schedule of noncash investing
    and financing activities:
      Intellectual property acquired through
        issuance of capital stock and
          assumption of related party payable    $         -   $         -   $   175,000
                                                 =======================================
      Acquisition of intellectual property       $         -   $         -   $   425,000
                                                 =======================================

          See Notes to Consolidated Financial Statements.

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             May 31, 2002


INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of May 31, 2002 and for the three months ended May 31, 2002 and 2001 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.


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

In accordance with a Private Placement Memorandum dated July 2, 2001, the Company offered to sell 3,000,000 shares of common stock, par value $.005 per share, at $1.00 per share. Gross proceeds of $2,399,750(net proceeds of $2,188,332) were received.

Also, from July 2 through November 30, 2001, the Company issued 469,759 shares of common stock to bridge lenders as additional consideration. The shares were valued at $1.00 per share, treated as interest expense for accounting purposes, and resulted in adding $2,349 to capital stock and $467,410 to additional paid-in capital.

The principal business activity of the Company is enabling implantable and interventional medical devices to operate safely and compatibly with MRI (Magnetic Resonance Imaging) diagnostic equipment.

The Company is in the development stage and is expected to remain so for at least the next twelve months. The Company has not generated any operating revenue to date.

DEFERRED PRIVATE EQUITY PLACEMENT COSTS:

In connection with proposed private equity placements, the Company has incurred costs of $45,000 as of May 31, 2002. These costs will be netted against the expected proceeds from the placements.

LINE OF CREDIT AGREEMENT:

In May, 2002, the Company initiated a line-of-credit agreement with Biomed that provides for borrowings up to $250,000 with interest at 8% per annum and warrants to purchase 125,000 shares of common stock at $1.00 per share. This agreement also extended the due date of the $500,000 due to Biomed under the Transfer Agreement by which certain technology was transferred to the Company, to September 1, 2002 and, at the option of Biomed, may be further extended to December 1, 2002. In consideration of this, Biomed received 250,000 warrants exercisable at $1.00 per share. At May 31, 2002, $200,000 had been borrowed under the line of credit and currently, borrowings are $250,000.

SUBSEQUENT EVENTS:

During June 2002, the Company entered into a Stock Purchase Agreement with an institutional investor whereby the Company agreed to sell up to $2,400,000 of the Company's common stock. The minimum monthly sale of common stock under the Agreement shall be $250,000. The agreement requires the Company to file with the Securities and Exchange Commission ("SEC") a Registration Statement
 covering the shares issuable under this agreement. The Company can begin selling shares to the purchaser 20 days after the SEC declares the above-mentioned Registration Statement effective.

Also in June 2002, the Company signed a Loan Agreement with a shareholder providing for borrowings of up to $400,000 with interest payable at 8% per annum. Principal and accrued interest become due and payable on December 31, 2003.

On July 1, 2002, the Company entered into a finder's agreement with a Malaysian corporation providing for the sale of up to 1,000,000 restricted shares of common stock to foreign investors. The shares may be purchased at the closing bid price on the previous day. Finder's fees are payable at 35% of the proceeds in cash and 10% in restricted shares. Shares sold and issued in connection with this agreement will be pursuant to the exemption from registration provided in Regulation S of the 1933 Securities Act.

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

Overview

The Company continues in the development stage of its operations and is expected to be in that mode for the foreseeable future. The Company's primary mission is to develop and commercially exploit potentially significant technologies for enabling cardiac pacemakers and other life sustaining medical devices to be safe and compatible with magnetic resonance imaging (MRI) and other equipment that generates powerful magnetic and radio frequency signals.

Results of Operations

During the year-ago quarter ended May 31, 2001, the Company pursued the development of its proprietary technology, realized no revenues and incurred research and development expenses of $125,099 and other general and administrative expenses of $109,922 plus interest expense of $18,713. The net loss for the quarter was $252,697. The Company has remained in the development stage from that time through the quarter ended May 31, 2002 and realized no operating revenues. During the quarter ended May 31, 2002, the Company pursued the development of its proprietary technology, incurring research and product development expenses of $451,815 and other general and administrative expenses of $477,015. Interest expense of $10,300 was incurred in connection with short-term borrowings from an affiliated company, Biomed Solutions, LLC (Biomed)(formerly Biophan, LLC).

Liquidity and Capital Resources

In May 2002, the Company initiated a line-of-credit agreement with Biomed that provides for borrowings up to $250,000 with interest at 8% per annum and warrants to purchase 125,000 shares of common stock at $1.00 per share. This agreement also extended the due date of the $500,000 due to Biomed under the Transfer Agreement by which certain technology was transferred to the Company, to September 1, 2002 and, at the option of Biomed, may be further extended to December 1, 2002. In consideration of this, Biomed received 250,000 warrants exercisable at $1.00 per share. At May 31, 2002, $200,000 had been borrowed under the line of credit and currently, borrowings are $250,000.

During June 2002, the Company entered into a Stock Purchase Agreement with an institutional investor whereby the Company agreed to sell up to $2,400,000 of the Company's common stock. The minimum monthly sale of common stock under the Agreement shall be $250,000. The agreement requires the Company to file with the Securities and Exchange Commission ("SEC") a Registration Statement covering the shares issuable under this agreement. The Company can begin selling shares to the purchaser 20 days after the SEC declares the above-mentioned Registration Statement effective.

Also in June 2002, the Company signed a Loan Agreement with a shareholder providing for borrowings of up to $400,000 with interest payable at 8% per annum. Principal and accrued interest become due and payable on December 31, 2003.

On July 1, 2002, the Company entered into a finder's agreement with a Malaysian corporation providing for the sale of up to 1,000,000 restricted shares of common stock to foreign investors. The shares may be purchased at the closing bid price on the previous day. Finder's fees are payable at 35% of the proceeds in cash and 10% in restricted shares.

Management believes that the above-described new financing arrangements will be sufficient to fund the next twelve months of operations and beyond. The proceeds will be applied to the R&D program for achieving MRI-safe implantable cardiac pacemakers and other devices as well as to administrative expenses.

Currently, the Company does not have a need for material capital expenditures in the conduct of its research and product development activities.

At May 31, 2002, the Company employed 11 individuals.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


Item 2. Changes in Securities and Use of Proceeds

This Item is not applicable to the Company.


Item 3.  Defaults Upon Senior Securities

This Item is not applicable to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

This Item is not applicable to the Company.


Item 5.  Other Information

This Item is not applicable to the Company.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

           4.1 Stock Purchase Warrant between the Company and Biomed Solutions, LLC dated June 4, 2002

           4.2 Stock Purchase Warrant between the Company and Bonanza Capital Masterfund LTD

          10.1 Line of Credit Agreement between the Company and Biomed Solutions, LLC dated June 4, 2002

          10.2 Convertible Promissory Note between the Company and Biomed Solutions, LLC dated June 4, 2002

          10.3 Loan Agreement between the Company and H. Deworth Williams dated June 18, 2002.

          10.4 Stock Purchase Agreement between the Company and Bonanza Capital Masterfund LTD

          10.5      Escrow Agreement between the Company, Bonanza
                    Capital Masterfund LTD and Boylan, Brown, Code, Vigdor & Wilson LLP

          10.6 Registration Rights Agreement between the Company and Bonanza Capital Masterfund LTD

          10.7 Executive Employment Agreement between the Company and Michael L. Weiner dated December 1, 2000

          10.8 Executive Employment Agreement between the Company and Jeffrey L. Helfer dated June 6, 2002

          10.9 Executive Employment Agreement between the Company and Stuart G. MacDonald dated June 6, 2002

          10.10 Executive Employment Agreement between the Company and Robert J. Wood dated June 6, 2002

          10.11 Financial Accommodations Agreement between the Company and Bellador (Labuan) Ltd dated July 1, 2002

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the period ended May 31, 2002.


                                Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOPHAN TECHNOLOGIES,INC.
 (Registrant)

Date:  July 15, 2002


                    By: /s/ Michael L. Weiner
                    ------------------------------
                    Name:  Michael L. Weiner,
                    Title:  Chief Executive Officer


                    By: \s\ Robert J. Wood
                    ------------------------------
                    Name:  Robert J. Wood
                    Title:  Chief Financial Officer