Form 10QSB
period 2002-08-31
BIOPHAN TECHNOLOGIES INC
filed 2002-10-15
CIK 1084000

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

         [x]   Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the period ended: August 31, 2002

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


                                 (585) 214-2441
                            -----------------------
                           Issuer's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ X ] Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                       Outstanding as of October 8, 2002
      Common Stock, $.005 par value                    31,621,213


Transitional small Business Disclosure Format (Check One): Yes[ ]  No[x]

                                   INDEX
                                                                  Page
                                                                  Number

  Independent Accountant's Report                                      3

  Consolidated Balance Sheets, August 31, 2002 (Unaudited)
   and February 28, 2002                                               4

  Consolidated Statements of Operations, Three Months and Six
   Months Ended August 31, 2002 and 2001 (Unaudited), and from
    August 1, 1968 (Date of Inception) through August 31, 2002
    (Unaudited)                                                        5

  Consolidated Statements of Cash Flows, Six Months Ended
   August 31, 2002 and 2001 (Unaudited) and from August 1, 1968
    (Date of Inception) through August 31, 2002 (Unaudited)            6

  Notes to Consolidated Financial Statements                           7

ITEM 2.  Plan of Operation                                             9

PART II. OTHER INFORMATION                                            15

ITEM 1.  Legal Proceedings                                            15

ITEM 2.  Changes in Securities and Use of Proceeds                    15

ITEM 3.  Defaults Upon Senior Securities                              15

ITEM 4.  Submission of Matters to a Vote of Security Holders          15

ITEM 5.  Other Information                                            16

ITEM 6.  Exhibits and Reports on Form 8-K                             16

         a. Exhibits                                                  16
         b. Reports on Form 8-K                                       16

              SIGNATURES                                              16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


INDEPENDENT ACCOUNTANT'S REPORT
--------------------------------


To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of August 31, 2002, and the related consolidated statements of operations for the six-month and three-month periods ended August 31, 2002 and 2001 and the consolidated statements of cash flows for the six-month periods ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



/s/GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 14, 2002

                         BIOPHAN TECHNOLOGIES, INC.
                            AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED BALANCE SHEETS

                                                    August 31, 2002
                                                       (Unaudited)           February 28, 2002
                                                    -------------------------------------------
                          ASSETS
Current Assets:
  Cash and equivalents                               $    123,131             $     12,199
  Marketable securities, at market value                        -                  568,805
  Prepaid expenses                                        170,012                   91,819
                                                    -------------------------------------------
                          Total Current Assets            293,143                  672,823

Fixed Assets, at cost, net                                 76,053                   80,882

Other Assets:
  Intellectual property rights                            110,000                  110,000
  Security deposit                                          2,933                    2,933
  Deferred private equity placement costs                  20,000                        -
  Deferred tax asset, net of valuation allowance of
    $1,946,000 and $1,305,000 respectively                      -                        -
                                                    -------------------------------------------
                                                          132,933                  112,933
                                                    -------------------------------------------
                                                     $    502,129             $    866,638
                                                    ===========================================

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses              $    333,014             $    129,040
  Loan payable to shareholder                             143,570
  Payables to related party                               650,000                  500,000
  Due to related parties                                    8,928                   16,349
                                                    -------------------------------------------
                     Total Current Liabilities          1,135,512                  645,389

Stockholders' Equity (Deficiency):
  Common stock, $.005 par value
   Authorized, 60,000,000 shares
   Issued and outstanding, 31,062,713 shares              155,314                  147,747
  Additional paid-in capital                            5,386,185                4,608,407

  Deficit accumulated during the development stage     (6,174,882)              (4,534,905)
                                                    -------------------------------------------
                                                         (633,383)                 221,249
                                                    -------------------------------------------
                                                     $    502,129             $    866,638
                                                    ===========================================


       See Notes to Consolidated Financial Statements.

                       BIOPHAN TECHNOLOGIES, INC.
                            AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Period from August
                                          Three Months Ended            Six Months Ended    1, 1968 (date of
                                              August 31,                  August 31,          inception) to
                                         2002          2001          2002          2001      August 31, 2002
                                     ------------------------------------------------------------------------
Operating expenses:

    Salaries and related              $  175,914    $   41,034    $  347,127    $  114,907    $   868,617
    Research and development             189,466       161,656       641,281       286,755      1,703,549
    Professional fees                    129,527       158,979       270,020       172,637      1,619,621
    Write-down of intellectual property
      rights                                   -             -             -             -        490,000
    General and administrative           122,300        66,700       287,609        89,092        789,689
                                     ------------------------------------------------------------------------
  Operating loss                        (617,207)     (428,369)   (1,546,037)     (663,391)    (5,471,476)

  Other income(expense):
    Interest income                           93         4,633        16,701         5,670         44,381
    Interest expense                    (161,260)     (212,905)     (171,560)     (231,618)      (725,103)
    Other income                          76,226             -        89,724             -        131,759
    Other expense                                      (10,473)      (28,805)      (10,473)       (65,086)
                                     ------------------------------------------------------------------------
                                         (84,941)     (218,745)      (93,940)     (236,421)      (614,049)
                                     ------------------------------------------------------------------------
  Loss from continuing operations       (702,148)     (647,114)    (1,639,977)     (899,812)   (6,085,525)

  Loss from discontinued operations            -             -              -             -       (89,357)
                                     ------------------------------------------------------------------------
  Net loss                            $ (702,148)   $ (647,114)   $(1,639,977)  $  (899,812)  $(6,174,882)
                                     ========================================================================
  Loss per common share               $    (0.02)   $    (0.03)   $     (0.06)  $     (0.03)
                                     =======================================================
  Weighted average shares outstanding 29,652,082    25,589,646     29,600,761    25,712,589
                                     =======================================================


       See Notes to Consolidated Financial Statements.

                        BIOPHAN TECHNOLOGIES, INC.
                            AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Period from August
                                                                    Six Months Ended        1, 1968 (date of
                                                                        August 31,            inception) to
                                                                  2002             2001      August 31, 2002
                                                           ---------------------------------------------------
Cash flows - operating activities:
  Net loss                                                    $  (1,639,977)   $  (899,812)   $  (6,174,882)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
    Depreciation                                                     12,780            500           27,709
    Amortization of interest on convertible note payable            150,000              -          150,000
    Losses on marketable securities                                  28,805         10,473           66,948
    Write-down of intellectual property rights                            -              -          490,000
    Amortization of discount on payable to
     related party                                                        -         31,000           75,000
    Issuance of common stock for services                                 -              -          101,108
    Issuance of common stock for interest                                 -        192,985          468,823
    Grant of stock options for services                              94,000                         796,800
    Expenses paid by stockholder                                          -              -            2,640
  Changes in operating assets and liabilities:
    Increase in prepaid expenses                                    (78,193)      (111,557)        (170,012)
    Increase in security deposits                                                                    (2,933)
    Increase in deferred equity placement costs                     (20,000)                        (20,000)
    Increase(decrease) in accounts payable and
     accrued expenses                                               203,974        (21,918)         319,683
    Decrease in due to related parties                               (7,421)      (124,909)         (34,568)
                                                           ---------------------------------------------------
                                                                 (1,256,032)      (923,238)      (3,903,684)
                                                           ---------------------------------------------------
  Cash flows - investing activities:
    Purchases of fixed assets                                        (7,951)       (13,593)        (103,762)
    Sales of marketable securities                                  540,000              -          917,270
    Purchases of marketable securities                                    -       (849,097)        (984,218)
                                                           ---------------------------------------------------
                                                                    532,049       (862,690)        (170,710)
                                                           ---------------------------------------------------
  Cash flows - financing activities:
    Proceeds of bridge loans                                                       986,500          986,500
    Loan from shareholder                                           143,570              -          143,570
    Line of credit borrowing from related party                     300,000              -          300,000
    Net proceeds from sales of capital stock                        391,345      1,337,059        2,767,455
                                                           ---------------------------------------------------
                                                                    834,915      2,323,559        4,197,525
                                                           ---------------------------------------------------

Net increase in cash and cash equivalents                           110,932        537,631          123,131

Cash and cash equivalents, beginning                                 12,199        172,092                -
                                                           ---------------------------------------------------
Cash and cash equivalents, ending                             $     123,131    $   709,723    $     123,131
                                                           ===================================================
Supplemental schedule of noncash investing and
    financing activities:
     Intellectual property acquired through issuance of
      capital stock and assumption of related party payable   $           -    $         -    $     175,000
                                                           ===================================================
     Acquisition of intellectual property                     $           -    $         -    $     425,000
                                                           ===================================================
     Issuance of common stock upon conversion of
       bridge loans                                           $           -    $         -    $     986,500
                                                           ==================================================

       See Notes to Consolidated Financial Statements.

                BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            August 31, 2002


INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of August 31, 2002 and for the three and six months ended August 31, 2002 and 2001 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.


BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan") (formerly GreatBio Technologies, Inc.) and its wholly owned subsidiaries, LTR Antisense Technology, Inc. ("Antisense") and MRIC Drug Delivery Systems, LLC ("MRIC") (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.


ORGANIZATIONAL HISTORY

The Company was incorporated under the laws of the State of Idaho on August 1, 1968. On January 12, 2000, the Company changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. The Company's stock currently trades over-the-counter under the symbol BIPH.OB. Our corporate headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, New York 14586; Tel.
(585) 214-2441; website: www.biophan.com.

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

PRINCIPAL BUSINESS ACTIVITIES

The Company is developing technologies that make biomedical devices safe for use in an MRI (Magnetic Resonance Imaging) machine. Many biomedical devices are prohibited for use in an MRI machine, including pacemakers, cardioverter-defibrillators, neurostimulators, bladder control devices, insulin pumps with wire connected sensors, pain control devices, interluminal imaging coils, interventional catheters and guide wires, endoscopes, and others. The Company plans to manufacture and market a temporary pacemaker and to supply sub-system components and intellectual property licenses to manufacturers of other biomedical devices.

The Company is developing technologies that impact several large, well established segments of the biomedical industry. The Company is providing solutions to MRI safety issues that prevent the use of numerous biomedical devices in MRI machines.

The Company is in the development stage and is expected to remain so for at least the next twelve months.


LOAN AGREEMENTS:

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

In June 2002, the Company signed a Loan Agreement with a shareholder providing for borrowings of up to $400,000 with interest payable at 8% per annum. Principal and accrued interest become due and payable on December 31, 2003. At August 31, 2002, $143,570 had been borrowed under this Agreement.

In June 2002, the Company executed a line-of-credit agreement (the "Line") with Biomed that provided for borrowings up to $250,000. Interest accrues at 8% per annum. Upon execution of the Line, Biomed received warrants to purchase 325,000 shares of restricted common stock at $1.00 per share. The warrants were valued at approximately $234,000 which was recorded as a discount against the Convertible Promissory Note (the "Note") supporting the Line.

At issuance, the Note was convertible into shares of the Company's common stock, at a price below the market value of such stock. The intrinsic value of the beneficial conversion feature of the Note was recorded as an additional discount, such that the full $250,000 issued was discounted, with a corresponding increase to additional paid-in capital.

On August 19, 2002, the Line was increased by $100,000 and the expiration date thereof was extended to August 19, 2003. The payment date of amounts borrowed under the original Line was extended to December 1, 2002. In consideration for the increase in the Line, Biomed received additional warrants to purchase shares of restricted common stock at a price dependent on the Company's traded market price, as defined. These warrants have no value.

The Company has drawn an additional $50,000 under the Line, which was also fully discounted as a result of the beneficial conversion feature, which was recorded as additional paid-in capital. At August 31, 2002, the Company has borrowed $300,000 in aggregate under the Line.

As of August 31, 2002, three months' interest expense of $150,000 was recorded by amortizing a portion of the $300,000 discount recorded by the Company under the Line and related Note.


PRIVATE EQUITY PLACEMENTS:

In accordance with a Private Placement Memorandum dated July 2, 2001, the Company offered to sell 3,000,000 shares of common stock, par value $.005 per share, at $1.00 per share. Gross proceeds of $2,399,750 (net proceeds of $2,188,332) were received.

Also, from July 2 through November 30, 2001, the Company issued 468,823 shares of common stock to bridge lenders as additional consideration. The shares were valued at $1.00 per share, treated as interest expense for accounting purposes, and resulted in adding $2,344 to capital stock and $466,479 to additional paid-in capital.

During June 2002, the Company entered into a Stock Purchase Agreement with an institutional investor whereby the Company agreed to sell up to $2,400,000 of the Company's common stock. The minimum monthly sale of common stock under the Agreement shall be $250,000. The agreement requires the Company to file with the Securities and Exchange Commission ("SEC") a Registration Statement covering the shares issuable under this agreement. The Company can begin selling shares to the purchaser 20 days after the SEC declares the above-mentioned Registration Statement effective. The Company has not as yet filed for registration.

In July and August, 2002, the Company entered into finder's agreements for the sale of restricted common stock to foreign investors pursuant to the exemption from registration provided in Regulation S of the 1933 Securities Act. During the quarter ended August 31, 2002, the Company issued a total of 1,513,274 shares of stock for aggregate net proceeds of $391,345 under these agreements.

Effective August 22, 2002, the Company entered into a finder's agreement with a domestic consulting firm providing for the sale of restricted shares of common stock pursuant to Regulation D under the Securities Act. The finder receives a cash fee of 10% plus stock equal to 3% valued at a purchase price of $.35 per share. In September 2002, net cash proceeds of $103,500 were received under this agreement.


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

Results of Operations

During the year-ago quarter ended August 31, 2001, the Company pursued the development of its proprietary technology, realized no revenues and incurred research and development expenses of $161,656 and other operating expenses of $266,713 plus interest expense of $212,905. The net loss for the quarter was $647,114, including $192,985 of non-cash charges for interest expense incurred in connection with the payment of interest on bridge loans by issuance of shares of common stock. The Company has remained in the development stage through the quarter ended August 31, 2002 and has realized no operating revenues.

During the quarter ended August 31, 2002, the Company pursued the development of its proprietary technology, incurring research and development expenses of $189,466 and other operating expenses of $427,741. The net loss for the current quarter was $702,148, which includes non-cash charges of $194,000. Of that amount, $44,000 is related to expensing options and $150,000 is related to imputed interest expense on the Company's line of credit agreement.

During the six months ended August 31, 2002, the Company incurred a net loss of $1,639,977 as compared with net loss of $899,812 for the six months ended August 31, 2001. Research and development expenses were $641,281 and other operating expenses were $904,756 for the six months ended August 31, 2002 as compared with $286,755 and $376,636 respectively, for the six months ended August 31, 2001. The net loss for the six months ended August 31, 2002 included $244,000 of non-cash interest and options charges and the net loss for the six months ended August 31, 2001 included $223,985 of non-cash interest charges.

Research and Product Development Activities

The Company is developing technology to allow patients with biomedical devices to safely undergo MRI diagnostics.

It is estimated that over 300,000 of the world's 5 million pacemaker recipients are turned away from MRI scans every year, even though many need them to detect and treat life threatening illnesses, such as tumors. The Company is developing a temporary pacemaker which will allow someone with an implanted pacemaker to safely undergo an MRI scan without the current risks that resulted in the 1997 FDA contraindication for pacemakers and other devices. While some organizations will take the risk of giving a pacemaker or defibrillator patient an MRI scan, most do not for fear of the associated liabilities, and the fact that the risks associated with such patients are very difficult to reliably control.

The Company is developing a temporary pacemaker where we anticipate significant consumables business as a temporary fiber-optic lead is needed for each MRI procedure provided for a patient with an implanted pacemaker. The Company plans to service other segments by supplying critical core components and sub-systems and technology licenses to industry partners by market segment.

The Biophan solution for temporary pacing uses a fiber-optic lead to stimulate the heart. It is used to ensure safe pacemaker operation during the MRI procedure, without having to remove the patient's existing pacemaker or lead. If a problem occurs during the procedure with the implanted pacemaker, the temporary pacemaker takes over, ensuring the patient's heart is paced until the problem is resolved. Even if the metal wire lead in the implanted device heats up and scars the heart, one of the more worrisome problems encountered, the temporary pacemaker can ensure safe pacing until the pacemaker and/or lead is replaced, in the occasional instance where a problem ensues.

The Company has announced that it has contracted for animal testing of its prototype fiber-optic temporary pacemaker during the fourth quarter. Greatbatch Enterprises, a firm headed up by Wilson Greatbatch, the inventor of the world's first successfully implanted pacemaker, and his team of engineers developed the prototype and are conducting the animal tests in conjunction with a leading research university. After the animal tests are completed, the Company plans to file an FDA application for human clinical trials. Since the temporary pacemaker functions identically to existing pacemakers, and will not pace the heart in any new way, but rather utilize an MRI-safe material for delivering the pacing voltage to the heart, the FDA approval process is expected to be a reasonably timely one that can potentially allow us to offer the temporary pacemaker in the next twelve to twenty-four months.

The fiber-optic based catheter that provides electrical power and pacing and sensing the heart has been tested in an MRI machine and does not heat up as do existing catheters that contain metal wires. The Company is exploring the use of this technology with third parties, under license, for use in deep brain stimulation applications, such as treating Parkinson's and epilepsy. The fiber-optic cable provides much greater bandwidth for measuring brain activity, and for allowing installation and subsequent evaluation of the neurostimulating lead under MRI guidance. The Company has also received OEM licensing interest from several companies wishing to use the fiber-optic lead to power miniature MRI receiving coils, known as "interluminal coils," placed in body cavities, close to tissue, to improve MRI image resolution, reduce scan time, and enable quality images to be obtained with lower strength and lower cost MRI machines. Today the wire leads used to power these coils have the potential to heat up and injure the patient, and to pick up extraneous electrical noise which degrades signal to noise ratio associated image quality. The Company is anticipating one or more R&D contracts to help finance the development of this technology platform.

The problem of making a defibrillator lead MRI-safe has also been addressed. Patents are pending and a demonstration model has been built. Implanted defibrillators deliver an 800 volt pulse directly to the heart when tachycardia is detected. This is far too much power to be delivered via a fiber-optic lead in an implanted or temporary device. The Company has developed an MRI-safe solution for defibrillation by using a discontinuous wire lead that enables the high voltage cardioversion-defibrillation pulse to bridge the gaps in the lead while preventing lower voltage MRI induced currents from bridging the gap and heating the lead. This innovation requires no moving parts or logic to operate. It is the perfect companion solution to a fiber-optic sensing and pacing lead, for temporary or implanted pacemakers.

The Company is conducting other research and has licensed in, on an exclusive basis, several other technologies that hold promise for MRI safety in different devices, including pacemakers. By doing so, the Company is positioning itself to be the sole provider of MRI-safe solutions for the biomedical device industry. These shielding and filtering initiatives are showing promise in lab models. They include the use of carbon composite and nanomagnetic particle technologies which have the potential to shield medical devices from MRI interference. This specialized area of nanotechnology uses nanoparticles that allow precision altering of the magnetic field in a non-conductive material that exhibits unique properties due to the nano-scale size and formulation of the coating. Because the coating can be generated by technologies already in use in production scale, the technology can be adapted by wire lead manufacturers.

The requirements of an effective MRI shielding solution are quite different from the requirements of traditional electromagnetic interference (EMI) shields. Traditional shielding technologies do not work in an MRI machine, due to the very powerful magnetic fields utilized in MRI machines. Fiber-optics are impervious to this energy. The nonmagnetic nanoparticles used in our proprietary process appear to have properties which can be used to shield metal wires inside the shielding. As a result of promising early indicators, the Company has significantly stepped up its R&D efforts with these nanomaterials, carbon composites, and RF filtering.

Certain industries, such as the pacemaker industry, have a significant investment in metal wire leads that have been proven to perform reliably for many years in the challenging environment inside a human heart, beating some 37 million times a year. It is clear that, if a method of shielding achieved by adding a thin-film coating to the wire-based pacemaker lead were available, the industry would rapidly adopt this, and the competitive advantage of offering "an MRI-Safe Pacemaker" and/or defibrillator would be worth a great deal to the major pacemaker manufacturers. We have conducted preliminary modeling of the solutions with promising results.

In pursuit of this alternative solution, the Company has entered into exclusive licenses to the patented technologies described above, and has contracted with consultants in private industry and at the University of Buffalo and Alfred University to conduct research to perfect these solutions. Testing of these solutions in an MRI machine is expected to be conducted in the fourth quarter.

The Company announced, in the quarter just ended, a license from Johns Hopkins University for an issued patent for an MRI-Safe ECG and Pacemaker Lead. The license is exclusive for implantable devices and also covers other market segments. This is the only issued patent for MRI-safe pacing. This technology provides a low-pass RF filter at the electrode tip in the heart, and at the pacemaker device in the chest. This low-pass filter stops much of the energy traveling to the electrode tip in the heart. It is this energy, traveling along the metal wire lead, that causes heating and tissue scarring at the electrode tip of the pacemaker. This heating and scarring can cause a properly functioning pacemaker to stop sensing and/or pacing the heart hours after the patient leaves the MRI suite. Subsequently, when the heart needs to be paced, or defibrillated, the device may not function. The RF filter helps minimize the heating effect. Used in conjunction with the Company's proprietary shielding technologies, the problem can be significantly mitigated.

To further improve the chances for this approach to work, the Company has also filed patents for reducing the energy output of an MRI machine, to minimize the energy that causes lead heating. The combination of shielding, filtering, and MRI output reduction holds great promise for solving the MRI heating problem in pacemakers, defibrillators, and other medical devices.

The Company is considering licensing the photonic solution to one or more companies and licensing the shielding solutions to other companies. Each has its unique advantages and trade-offs, and has marketability across numerous market segments (pacemakers, neurostimulators, drug pumps, interventional devices, etc.)

Our aggressive patenting efforts help ensure that the Company will achieve its objective of being the primary supplier of solutions for making all biomedical devices MRI-safe.

The Company has filed 45 patents, in addition to the three exclusively licensed patents from third parties. The Company believes it has substantial patent coverage on the technologies needed to achieve MRI safety by either the fiber-optic approach, or the filtering and shielding approach. The Company has not previously publicly disclosed the existence of its shielding and filtering solution, while it conducted negotiations for exclusive licenses. We are very pleased with the positive response and prospective licensing interest expressed by multiple organizations in the biomedical device industry and their component suppliers.

When the Company's temporary pacemaker is ready for market, it expects to sell devices to larger MRI centers who will then receive referral business from patients needing MRIs in their surrounding area. Each patient will require a one-time use fiber-optic temporary pacing lead. A single MRI center using the temporary pacemaker device would acquire catheters from Biophan or a distribution partner. It is this proprietary consumables business which drives the revenue and profit potential for this product. By dealing with cardiologists and electrophysiologists in larger MRI centers, we minimize the degree of sales and marketing coverage we need to seed the market with customers purchasing these proprietary, MRI-safe catheters. The Company plans to enter this market directly, using sub-contracted manufacturing.

The Company employs ten direct employees and conducts much of its R&D and prototype development through sub-contract arrangements with third parties. Greatbatch Enterprises, owned and operated by pacemaker inventor Wilson Greatbatch, has developed the fiber-optic prototype temporary pacemaker for the company under contract, and has assigned the related patents to Biophan. The Company is exploring manufacturing arrangements with FDA registered biomedical device manufacturing companies with expertise in the field. These manufacturers are capable of storing inventory and shipping product to third parties. Wherever possible, the Company leverages the plant and staff infrastructure of other companies, reducing the Company's burn rate and overhead and leveraging on third-party experience and know-how. Greatbatch Enterprises will continue to provide R&D and prototypes on a contract basis. Wilson Greatbatch recently resigned from the scientific advisory board, as he is winding down his day to day efforts. The Company believes that its engineering and research staff and its sub-contracting relationships are more than able to continue the R&D. Mr. Greatbatch's company has a team of engineers who have worked with him on pacemaker projects for many years. Further, the original working prototype of the fiber-optic pacemaker was developed for the Company by Greatbatch Enterprises with the help of a fiber-optic R&D company which is continuing to develop electro-optical innovations and prototypes for the Company.

Shielding R&D is conducted for the Company by University of Buffalo and Alfred University personnel. The Company enjoys a New York State matching fund grant for its University of Buffalo R&D which covers 40% of the R&D cost.

The Company conducts its MRI machine testing in rented MRI facilities in several cities.

The Company employs consultants as needed in the fields of MRI safety, MRI physics, electrical engineering, photonics, thin-film coating, and other disciplines. The Company's Vice Presidents of Research and Engineering each have over twenty-five years experience in the development and manufacture of biomedical devices and instrumentation. Stu MacDonald, our Vice President of R&D was VP of Instrumentation R&D for a $1 billion Johnson & Johnson company developing complex blood analytics and other devices; Jeff Helfer, our Vice President of Engineering, served as Director of Engineering, Director of New Business Development, and Director of Regulatory Affairs for Johnson & Johnson. He also headed up several corporate level task forces responsible for overhauling regulatory procedures and implementing improved product development procedures. Both individuals have managed multi-disciplinary teams of up to several hundred individuals responsible for all phases of new product development, including applied research, product design, product manufacturing, and post-launch product support, including the commercialization of Class II and Class III medical devices.

The Company was at one time pursuing a patented antisense treatment for HIV, but has discontinued this R&D effort to focus 100% on MRI safety. The Company continues to hold two issued antisense patents, and is exploring licensing and/or sale of these assets. These patents are held by LTR Antisense, a wholly-owned subsidiary. The Company also has a subsidiary, MRIC Drug Delivery Systems, LLC, which was established to facilitate spinning off the Company's MRI-Safe insulin-pump technology.

The Company leases 4,000 square feet of space in West Henrietta, New York, a suburb of Rochester.

Further information on the Company and its research can be found on the Company's web site at http://www.biophan.com.

Liquidity and Capital Resources

During June 2002, the Company entered into a Stock Purchase Agreement with an institutional investor whereby the Company agreed to sell up to $2,400,000 of the Company's common stock. The minimum monthly sale of common stock under the Agreement shall be $250,000. The agreement requires the Company to file with the Securities and Exchange Commission ("SEC") a Registration Statement covering the shares issuable under this agreement. The Company can begin selling shares to the purchaser 20 days after the SEC declares the above-mentioned Registration Statement effective. The Company has not yet filed for registration.

In June 2002, the Company executed a line-of-credit agreement with Biomed that provided for borrowings up to $250,000. Interest accrues 8% per annum. Additionally, Biomed received warrants to purchase 325,000 shares of common stock at $1.00 per share. This agreement also extended the due date of the $500,000 due to Biomed under the Transfer Agreement by which certain technology was transferred to the Company, to September 1, 2002 and, at the option of Biomed, further extended to December 1, 2002. On August 19, 2002, the line was increased by $100,000 and the expiration date of that amount was set as August 19, 2003. In consideration of this, Biomed received additional warrants and all warrants held by Biomed were priced and repriced to be exercisable at the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. Biomed also has the option of converting amounts due on the same basis. At August 31, 2002, $300,000 had been borrowed under the line of credit.

Also in June 2002, the Company signed a Loan Agreement with a shareholder providing for borrowings of up to $400,000 with interest payable at 8% per annum. Principal and accrued interest become due and payable on December 31, 2003. To date, the Company has borrowed $143,570 under this Agreement.

Pursuant to offerings exempt from registration under Regulation S of the Securities Act, the Company raised net proceeds of $391,345 during July and August 2002.

Effective August 22, 2002, the Company entered into a finder's agreement with a domestic consulting firm providing for the sale of restricted shares of common stock pursuant to Regulation D under the Securities Act. The finder receives a cash fee of 10% plus stock equal to 3% valued at a purchase price
of $.35 per share.   In September 2002, net cash proceeds of $103,500 were
received under this agreement.

Management believes that the above-described financing arrangements will be sufficient to fund the next twelve months of operations and beyond. The proceeds will be applied to the ongoing R&D program for achieving MRI-safe implantable cardiac pacemakers and other devices as well as to administrative expenses.

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


Item 2. Changes in Securities and Use of Proceeds

During the three-month period ended August 31, 2002, the Company issued a total of 1,413,886 shares of its common stock for gross cash proceeds of $403,330, less commissions and offering costs of $11,985. In connection with these transactions, the Company also issued 99,388 shares of its common stock as additional commission. The net proceeds from the sales were used by the Company for general working capital.

All of the aforementioned shares were issued to a total of 33 nonaffiliated, non-U.S. persons in offshore transactions exempt from registration under the Securities Act of 1933 and the shares are deemed restricted securities. For the issuance of these shares, the Company relied upon the exemption from registration provided by Regulation S of the Securities Act.


Item 3.  Defaults Upon Senior Securities

This Item is not applicable to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

This Item is not applicable to the Company.

Item 5.  Other Information

This Item is not applicable to the Company.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits


          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          10.1 Extension of Line of Credit Agreement between the Company and Biomed Solutions, LLC dated August 19, 2002

          10.2 Amended Financial Accommodations Agreement between the Company and Bellador (Labuan) Ltd.


     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the three months ended August 31, 2002.




                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOPHAN TECHNOLOGIES,INC.
 (Registrant)

Date:  October 15, 2002


                    By: /s/ Michael L. Weiner
                    ------------------------------
                    Name:  Michael L. Weiner,
                    Title:  Chief Executive Officer


                    By: \s\ Robert J. Wood
                    ------------------------------
                    Name:  Robert J. Wood
                    Title:  Chief Financial Officer