Form 10QSB
period 2002-11-30
BIOPHAN TECHNOLOGIES INC
filed 2003-01-14
CIK 1084000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB

         [x]   Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the period ended: November 30, 2002

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

                              [ X ] Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                     Outstanding as of January 10, 2003
      Common Stock, $.005 par value                 37,634,693


Transitional Small Business Disclosure Format (Check One): Yes[ ]  No[x]

                                   INDEX
                                                                  Page
                                                                  Number

  Independent Accountant's Report                                      3

  Consolidated Balance Sheets, November 30, 2002 (Unaudited)
   and February 28, 2002                                               4

  Consolidated Statements of Operations, Three Months and Nine
   Months Ended November 30, 2002 and 2001 (Unaudited), and from
    August 1, 1968 (Date of Inception) through November 30, 2002
    (Unaudited)                                                        5

  Consolidated Statements of Cash Flows, Nine Months Ended
   November 30, 2002 and 2001 (Unaudited) and from August 1, 1968
    (Date of Inception) through November 30, 2002 (Unaudited)          6

  Notes to Consolidated Financial Statements                           7

ITEM 2.  Plan of Operation                                             9

ITEM 3.  Controls and Procedures                                      15

PART II. OTHER INFORMATION                                            12

ITEM 1.  Legal Proceedings                                            12

ITEM 2.  Changes in Securities                                        12

ITEM 3.  Defaults Upon Senior Securities                              13

ITEM 4.  Submission of Matters to a Vote of Security Holders          13

ITEM 5.  Other Information                                            13

ITEM 6.  Exhibits and Reports on Form 8-K                             13

         a. Exhibits                                                  13
         b. Reports on Form 8-K                                       13

              SIGNATURES                                              14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


INDEPENDENT ACCOUNTANT'S REPORT
--------------------------------

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of November 30, 2002, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended November 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended November 30, 2002 and 2001., and the amounts included in the cumulative column in the condensed consolidated statements of operations and cash flows for the period from March 1, 2002 to November 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2002. The amounts in the cumulative column in the consolidated statements of operations and cash flows for the period from August 1, 1968 (date of inception) to February 29, 2000 were audited by other auditors whose report, dated June 2, 2000, included an emphasis relating to the Company's ability to continue as a going concern
(not presented herein).  In our report dated April 5, 2002, except for
Note 10, as to which the date was June 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 3, 2003

                                     BIOPHAN TECHNOLOGIES, INC.
                                         AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED BALANCE SHEETS

                                                    November 30, 2002
                                                       (Unaudited)           February 28, 2002
                                                    -------------------------------------------
                                         ASSETS
Current Assets:
  Cash and equivalents                               $     28,053             $     12,199
  Marketable securities, at market value                        -                  568,805
  Due from related parties                                 16,779
  Prepaid expenses                                        130,468                   91,819
                                                    -------------------------------------------
                          Total Current Assets            175,300                  672,823

Fixed Assets, at cost, net                                 69,642                   80,882

Other Assets:
  Intellectual property rights                            110,000                  110,000
  Security deposit                                          2,933                    2,933
  Deferred private equity placement costs                  20,000                        -
  Deferred tax asset, net of valuation allowance of
    $1,718,000 and $1,305,000 respectively                      -                        -
                                                    -------------------------------------------
                                                          132,933                  112,933
                                                    -------------------------------------------
                                                     $    377,875             $    866,638
                                                    ===========================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses              $    326,780             $    129,040
  Loan payable to stockholder                             143,570
  Payable to related party                                300,000                  500,000
  Due to related parties                                    4,790                   16,349
                                                    -------------------------------------------
                     Total Current Liabilities            775,140                  645,389

Long-term payable to related party                        500,000

Stockholders' Equity (Deficiency):
  Common stock, $.005 par value
   Authorized, 60,000,000 shares
   Issued and outstanding, 32,987,759 and 29,549,439
     shares respectively                                  164,939                  147,747
  Additional paid-in capital                            5,786,427                4,608,407
  Deficit accumulated during the development stage     (6,848,631)              (4,534,905)
                                                    -------------------------------------------
                                                         (897,265)                 221,249
                                                    -------------------------------------------
                                                     $    377,875             $    866,638
                                                    ===========================================

     See Notes to Consolidated Financial Statements.

                                     BIOPHAN TECHNOLOGIES, INC.
                                         AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED STATEMENTS OF OPERATIONS
<table>                                    (Unaudited)
                                                                                         Period from August
                                        Three Months Ended           Nine Months Ended    1, 1968 (date of
                                            November 30,                November 30,          inception) to
                                       2002          2001          2002          2001      November 30, 2002
                                   ------------------------------------------------------------------------
Operating expenses:
  Salaries and related              $  146,462    $  149,392    $  493,589    $  264,299    $ 1,015,079
  Research and development             195,842       284,035       837,123       570,790      1,899,391
  Professional fees                    104,784       243,357       374,804       415,994      1,724,405
  Write-down of intellectual property
    rights                                   -             -             -             -        490,000
  General and administrative           111,321       194,063       398,930       283,155        901,010
                                   ------------------------------------------------------------------------
Operating loss                        (558,409)     (870,847)   (2,104,446)   (1,534,238)    (6,029,885)

Other income(expense):
  Interest income                          177        11,088        16,878        16,758         44,558
  Interest expense                    (162,862)     (292,499)     (334,422)     (524,117)      (887,965)
  Other income                          47,345        47,109       137,069        47,109        179,104
  Other expense                                      (41,020)      (28,805)      (51,493)       (65,086)
                                   ------------------------------------------------------------------------
                                      (115,340)     (275,322)     (209,280)     (511,743)      (729,389)
                                   ------------------------------------------------------------------------
Loss from continuing operations       (673,749)   (1,146,169)   (2,313,726)   (2,045,981)    (6,759,274)

Loss from discontinued operations            -             -              -             -       (89,357)
                                   ------------------------------------------------------------------------
Net loss                            $ (673,749)  $(1,146,169)  $(2,313,726)  $(2,045,981)   $(6,848,631)
                                   ========================================================================
Loss per common share -basic
 and diluted                        $   ( 0.02)  $     (0.04)  $     (0.08)  $     (0.08)
                                   ========================================================
  Weighted average shares outstanding 31,902,380    27,270,895     30,359,831    26,228,246
                                   ========================================================

See Notes to Consolidated Financial Statements.

                                     BIOPHAN TECHNOLOGIES, INC.
                                         AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
<table>                                      (Unaudited)
 Period from August
                                                                    Nine Months Ended        1, 1968 (date of
                                                                       November 30,            inception) to
                                                                  2002             2001     November 30, 2002
                                                           ---------------------------------------------------
Cash flows - operating activities:
  Net loss                                                    $  (2,313,726)  $ (2,045,981)   $  (6,848,631)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
    Depreciation                                                     19,191          3,800           34,120
    Unrealized loss on marketable securities	                             -         51,493           38,143
    Amortization of interest on convertible note payable            300,000              -          300,000
    Losses on marketable securities                                  28,805              -           28,805
    Write-down of intellectual property rights                            -              -          490,000
    Amortization of discount on payable to
     related party                                                        -         46,500           75,000
    Issuance of common stock for services                                 -              -          101,108
    Issuance of common stock for interest                                 -        469,759          468,823
    Grant of stock options for services                             138,000              -          840,800
    Expenses paid by stockholder                                          -              -            2,640
  Changes in operating assets and liabilities:
    Increase in due from related parties                            (16,779)             -          (16,779)
    Increase in prepaid expenses                                    (38,649)       (86,625)        (130,468)
    Increase in security deposits                                                                    (2,933)
    Increase in accounts payable and
     accrued expenses                                               197,740            840          313,449
    Decrease in due to related parties                              (11,559)      (189,362)         (38,706)
                                                           ---------------------------------------------------
                                                                 (1,696,977)    (1,749,576)      (4,344,629)
                                                           ---------------------------------------------------
  Cash flows - investing activities:
    Purchases of fixed assets                                        (7,951)       (31,448)        (103,762)
    Cost of web site development                                          -        (41,259)               -
    Security deposit                                                      -         (2,933)               -
    Sales of marketable securities                                  540,000              -          917,270
    Purchases of marketable securities                                    -       (984,217)        (984,218)
                                                           ---------------------------------------------------
                                                                    532,049     (1,059,857)        (170,710)
                                                           ---------------------------------------------------
  Cash flows - financing activities:
    Proceeds of bridge loans                                              -        986,500          986,500
    Deferred equity placement costs                                 (20,000)             -          (20,000)
    Loan from stockholder                                           143,570              -          143,570
    Line of credit borrowing from related party                     300,000              -          300,000
    Net proceeds from sales of capital stock                        757,212      1,783,675        3,133,322
                                                           ---------------------------------------------------
                                                                  1,180,782      2,770,175        4,543,392
                                                           ---------------------------------------------------

Net increase(decrease) in cash and cash equivalents                  15,854        (39,258)          28,053

Cash and cash equivalents, beginning                                 12,199        172,092                -
                                                           ---------------------------------------------------
Cash and cash equivalents, ending                             $      28,053    $   132,834    $      28,053
                                                           ===================================================
Supplemental schedule of noncash investing and
    financing activities:
     Intellectual property acquired through issuance of
      capital stock and assumption of related party payable   $           -    $         -    $     175,000
                                                           ===================================================
     Acquisition of intellectual property                     $           -    $         -    $     425,000
                                                           ===================================================
     Issuance of common stock upon conversion of
       bridge loans                                           $           -    $         -    $     986,500
                                                           ==================================================

       See Notes to Consolidated Financial Statements.

                BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            November 30, 2002


INTERIM FINANCIAL STATEMENTS:

The consolidated financial statements as of November 30, 2002 and for the three and nine months ended November 30, 2002 and 2001 are unaudited.
However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.


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


ORGANIZATIONAL HISTORY

The Company was incorporated under the laws of the State of Idaho on August 1, 1968. On January 12, 2000, the Company changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. The Company's stock currently trades over-the-counter under the symbol BIPH. Our corporate headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, New York 14586; Tel. (585) 214-2441; website: www.biophan.com.

On December 1, 2000, the Company acquired LTR Antisense Technology, Inc., a New York corporation ("LTR"), from Biomed Solutions, LLC (formerly Biophan,
LLC), a New York limited liability company ("Biomed"), in a share for share exchange. As a result of the exchange, LTR became a wholly owned subsidiary of the Company. The exchange was consummated pursuant to and in accordance with an Exchange Agreement, originally dated December 1, 2000 and subsequently amended, by and among the Company, LTR and Biomed. LTR owns multiple patents for proprietary HIV antisense gene therapy technology.

In connection with the exchange, the Company (i) issued an aggregate of 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR and (ii) issued an aggregate of 10,759,101 shares of common stock to a group of investors for $175,000. Also on December 1, 2000, the Company acquired intellectual property rights, including a pending patent to the MRI-compatible pacemaker technology from Biomed (the "Assignment"), for future consideration of $500,000 ("MRI technology purchase liability payable") The Assignment was consummated pursuant to, and in accordance with, an Assignment and Security Agreement, originally dated December 1, 2000 and subsequently amended, by and between the Company and Biomed.

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


LOAN AGREEMENTS:

In June 2002, the Company signed a Loan Agreement with a stockholder providing for borrowings of up to $400,000 with interest payable at 8% per annum. Principal and accrued interest become due and payable on December 31, 2003.
At November 30, 2002, $143,570 had been borrowed under this Agreement.

In June 2002, the Company executed a line-of-credit agreement (the "Line") with Biomed that provided for borrowings up to $250,000. Interest accrues at 8% per annum. Upon execution of the Line, Biomed received warrants to purchase 325,000 shares of restricted common stock at $1.00 per share. The warrants were valued at approximately $234,000 which was recorded as a discount against the Convertible Promissory Note (the "Note") supporting the Line. At issuance, the Note was convertible into shares of the Company's common stock, at a price below the market value of such stock. The intrinsic value of the beneficial conversion feature of the Note was recorded as an additional discount, such that the full $250,000 issued was discounted, with a corresponding increase to additional paid-in capital. On August 19, 2002, the Line was increased by $100,000 and the expiration date thereof was extended to August 19, 2003. The payment date of amounts borrowed under the original Line was extended to December 1, 2002. In consideration for the increase in the Line, Biomed received additional warrants to purchase shares of restricted common stock at a price dependent on the Company's traded market price, as defined. These warrants have no value. The Company has drawn an additional $50,000 under the Line, which was also fully discounted as a result of the beneficial conversion feature, which was recorded as additional paid-in capital. At November 30, 2002, the Company has borrowed $300,000 in aggregate under the Line.

At it's November meeting, the Board of Directors approved extending the maturity date of the $500,000 MRI technology purchase liability payable to Biomed to June 1, 2004 and the Line of Credit loan to such time as funds are received from the pending registered offering through an institutional investor.


CHANGES IN EQUITY:

In accordance with a Private Placement Memorandum dated July 2, 2001, the Company offered to sell 3,000,000 shares of common stock, par value $.005 per share, at $1.00 per share. Gross proceeds of $2,399,750 (net proceeds of $2,188,332) were received.
                                     8

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

During June 2002, the Company entered into a Stock Purchase Agreement with an institutional investor whereby the Company agreed to sell up to $2,400,000 of the Company's common stock. In November 2002, the agreement was revised to provide for sales of stock up to $3,000,000. The agreement requires the Company to file with the Securities and Exchange Commission ("SEC") a Registration Statement covering the shares issuable under this agreement. The Company can begin selling shares to the purchaser immediately after the SEC declares the above-mentioned Registration Statement effective. The Company is in the process of filing for registration.

In July and August 2002, the Company entered into finder's agreements for the sale of restricted common stock to foreign investors pursuant to the exemption from registration provided in Regulation S of the 1933 Securities Act. The Company issued a total of 2,186,760 shares of stock for aggregate net proceeds of $503,412 under these agreements.

Effective August 22, 2002, the Company entered into a finder's agreement with a domestic consulting firm providing for the sale of restricted shares of common stock pursuant to Regulation D under the Securities Act. The finder receives a cash fee of 10% plus stock. Through January 6, 2003, net cash proceeds of $1,277,772 were received under this agreement.


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

Overview

We continue in the development stage of our operations and are expected to be in that mode for the foreseeable future. Our primary mission is to develop and commercially exploit potentially significant technologies for enabling cardiac pacemakers and other life sustaining medical devices to be safe and compatible with magnetic resonance imaging (MRI) and other equipment that generates powerful magnetic and radio frequency signals.
                                     9
Results of Operations

During the year-ago quarter ended November 30, 2001, we pursued the development of our proprietary technology, realized no revenues and incurred research and development expenses of $284,035 and other operating expenses of $586,812 plus interest expense of $292,499. The net loss for the quarter was $1,146,169, including $276,774 of non-cash charges for interest expense incurred in connection with the payment of interest on bridge loans by issuance of shares of common stock.

During the quarter ended November 30, 2002, we pursued the development of our proprietary technology, incurring research and development expenses of $195,842 and other operating expenses of $362,567. The net loss for the current quarter was $673,749, which includes non-cash charges of $194,000.
Of that amount, $44,000 is related to expensing options and $150,000 is related to imputed interest expense on our line of credit agreement.

During the nine months ended November 30, 2002, we incurred a net loss of $2,313,726 as compared with net loss of $2,045,981 for the nine months ended November 30, 2001. Research and development expenses were $837,123 and other operating expenses were $1,267,323 for the nine months ended November 30, 2002 as compared with $570,790 and $963,448 respectively, for the nine months ended November 30, 2001. The net loss for the nine months ended November 30, 2002 included $438,000 of non-cash interest and options charges and the net loss for the nine months ended November 30, 2001 included $469,759 of non-cash interest charges.

We remained in the development stage through the quarter ended November 30, 2002 and have realized no operating revenues.

Research and Product Development Activities

We are developing technology to allow patients with biomedical devices to safely undergo MRI diagnostics. This includes a temporary pacemaker which will allow a patient with an implanted pacemaker to safely undergo an MRI scan without the current risks that resulted in the 1997 FDA contraindication for pacemakers and other devices.

We have contracted for animal testing of our prototype fiber-optic temporary pacemaker. Greatbatch Enterprises is conducting the animal tests in conjunction with a leading research university. After the animal tests are completed, we plan to file an FDA application for human clinical trials.

The fiber-optic lead has been tested in an MRI machine and does not heat up as do existing catheters that contain metal wires. We are exploring the use of this technology with third parties, under license, for use in deep brain
stimulation applications, such as treating Parkinson's and epilepsy.    We
have also received OEM licensing interest from several companies wishing to use the fiber-optic lead to power miniature MRI receiving coils, known as "intraluminal coils." These coils are placed in body cavities, close to tissue, to improve MRI image resolution, reduce scan time, and enable quality images to be obtained with lower strength and lower cost MRI machines. We are anticipating one or more R&D contracts to help finance the development of this technology platform.

We have developed an MRI-safe solution for defibrillation by using a discontinuous wire lead. This enables the high voltage cardioversion-defibrillation pulse to bridge the gaps in the lead while preventing lower voltage MRI induced currents from bridging the gap and heating the lead.

We have licensed, on an exclusive basis, shielding and filtering technologies which include the use of carbon composite and nanomagnetic particle technologies. These technologies have the potential to shield medical devices from MRI interference. This specialized area of nanotechnology uses nanoparticles that allow precision altering of the magnetic field in a non-conductive material that exhibits unique properties due to the nano-scale size and formulation of the coating.
                                    10
The nonmagnetic nanoparticles used in our proprietary process appear to have properties which can be used to shield metal wires inside the shielding. As a result of promising early indicators, we have significantly stepped up our R&D efforts with these nanomaterials, carbon composites, and RF filtering.

We have entered into exclusive licenses to the patented technologies described above, and have contracted with consultants in private industry and at the University of Buffalo and Alfred University to conduct research to perfect these solutions. Recently, successful testing of these solutions in an MRI machine was accomplished.

We have obtained a license from Johns Hopkins University for an issued patent for an MRI-Safe ECG and Pacemaker Lead. The license is exclusive for implantable devices and also covers other market segments. This is the only issued patent for MRI-safe pacing. This technology provides a low-pass RF filter at the electrode tip in the heart, and at the pacemaker device in the chest. This low-pass filter stops much of the potentially damaging energy traveling to the electrode tip in the heart. Used in conjunction with our proprietary shielding technologies, the problem of MRI safety can be significantly mitigated.

To further improve the chances for this approach to work, we have has also filed patents for reducing the energy output of an MRI machine, to minimize the energy that causes lead heating. The combination of shielding, filtering, and MRI output reduction could possibly result in solving the MRI heating problem in pacemakers, defibrillators, and other medical devices.

We conduct much of our R&D and prototype development through sub-contract arrangements with third parties. Greatbatch Enterprises has developed the fiber-optic prototype temporary pacemaker for us under contract, and has assigned the related patent applications to Biophan. We are exploring manufacturing arrangements with FDA registered biomedical device manufacturing companies with expertise in the field. Wherever possible, we use the plant and staff infrastructure of other companies, reducing our overhead and taking advantage of third-party experience and know-how.

Liquidity and Capital Resources

In June 2002, we executed a line-of-credit agreement with Biomed that provided for borrowings up to $250,000 with interest payable at 8% per annum. Biomed received warrants to purchase 75,000 shares of common stock at $1.00 per share. On August 19, 2002, the line was increased by $100,000 and the expiration date of that additional amount was set as August 19, 2003. In consideration, Biomed received additional warrants and all warrants then held by Biomed were priced or repriced to be exercisable at the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. Biomed has the option of converting the principal and interest of the loan on the same basis. Biomed also received the right to receive 33% of proceeds (up to $300,000) from the sale or licensing of our shielding or filtering technologies. On November 7, 2002, our Board of Directors approved further modifications to the line. The portion of the line of credit due on December 1, 2002 was extended to such time as a registration statement becomes effective. As consideration, we agreed to pay to Biomed an additional 10% royalty (up to $175,000) of proceeds from the sale or leasing of our technologies. Currently, $300,000 has been borrowed under the line of credit.
                                    11
In June 2002, we extended the due date of the $500,000 payment due to Biomed under the Transfer Agreement for the MRI-compatible technology transferred to us, to September 1, 2002 which date was further extended to December 1, 2002. For these extensions, Biomed received warrants to purchase a total of 375,000 shares. On November 7, 2002 this obligation was further extended to June 1, 2004, bearing interest at 8% from February 28, 2002. After June 1, 2004, the obligation will be repaid in 12 equal monthly installments. In consideration of this extension, Biomed was granted warrants to purchase 500,000 shares at an exercise price of $.50 per share. The number of warrants will be reduced by 16,667 for each month that the obligation is pre-paid.

Also in June 2002, we signed a Loan Agreement with a stockholder providing for borrowings of up to $400,000 with interest payable at 8% per annum. Principal and accrued interest become due and payable on December 31, 2003. To date, we have borrowed $143,570 under this Agreement.

Pursuant to offerings exempt from registration under Regulation S of the Securities Act, we raised net proceeds of $503,412 during August and September 2002.

Effective August 22, 2002, we entered into a finder's agreement with Westbay Consulting, Inc. providing for the sale of restricted shares of common stock to accredited investors pursuant to Rule 506 of Regulation D under the
Securities Act.  The finder receives a cash fee of 10% plus stock.   From
September 27 through January 6, 2002, net cash proceeds of $ 1,277,772 were received under this agreement.

On November 22, 2002, we entered into a Stock Purchase Agreement with Spectrum Advisors, in the nature of an equity line, whereby we have the option to sell up to $3,000,000 of our common stock to Spectrum, with an option for the Company to increase the line further. This Agreement restated and superseded a Stock Purchase Agreement entered into June 6, 2002 with Bonanza Capital, on essentially the same terms and conditions. The minimum daily sale of common stock under the Agreement is $12,500. The agreement requires us to file with the SEC a registration statement covering the shares issuable under this agreement. We can begin selling shares to the purchaser after the SEC declares our registration statement effective.

We believe that the above-described financing arrangements will be sufficient to fund the next twelve months of operations and beyond. The proceeds will be applied to the ongoing R&D program for achieving MRI-safe implantable cardiac pacemakers and other devices as well as to administrative expenses.

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities. Nor does the plan contemplate any significant change in the number of employees. We currently employ ten full-time individuals.


Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

There are presently no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us is contemplated or threatened.


Item 2. Changes in Securities

During the three-month period ended November 30, 2002, we issued a total of 1,925,046 shares of our common stock for gross cash proceeds of $394,067, less commissions and offering costs of $28,200. In connection with these transactions, we also issued 24,172 shares of our common stock as additional commission. The net proceeds from the sales were used for general working capital purposes.
                                    12
Of the aforementioned shares, 238,500 were issued to nonaffiliated, non-U.S. persons in offshore transactions exempt from registration under the Securities Act of 1933 and the shares are deemed restricted securities. For the issuance of these shares, we relied upon the exemption from registration provided by Regulation S of the Securities Act. The balance of the aforementioned shares were issued as restricted securities in a private placement deemed exempt from registration pursuant to Regulation D of the Act.


Item 3.  Changes Upon Default of Senior Securities

         This Item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         This Item is not applicable.


Item 5.  Other Information

         This Item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

*EX-2.1   Articles of Merger filed as Exhibit to Form 10-KSB for the year ended February 29, 2000.

*EX-2.2   Articles of Dissolution filed as Exhibit to Form 10-KSB for the year ended February 29, 2000.

*EX-2.3   Exchange Agreement, dated as of December 1, 2000, by and
           among the Registrant, Biophan and LTR filed as part of Form 8-K, filed December 15, 2000.

*EX-3.1   Certificate of Incorporation (Nevada) filed as Exhibit to
           Form 10-KSB for the year ended February 29, 2000.

*EX-3.2   Bylaws (Nevada) Filed as exhibit to Form 10-KSB for the year ended February 28, 2002.

*EX-3.3   Amendment to the Articles of Incorporation filed as part of
           Form 8-K, filed December 15, 2000.

*EX-3.4   Amendment to Exchange Agreement filed as Exhibit to Form
           10-KSB for the year ended February 28, 2001.

*EX-3.5   Certificate of Amendment to Articles of Incorporation filed as exhibit to Form 8-K on August 27, 2001.

*EX-4.1   Stock Purchase Warrant between the Company and Biomed
           Solutions, LLC dated June 4, 2002, filed as Exhibit to Form
            10-QSB for the period ended May 31, 2002.

*EX-4.2   Stock Purchase Warrant between the Company and Bonanza
           Capital Masterfund LTD, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

 EX-4.3   Restated Stock Purchase Warrant between the Company and Biomed
           Solutions, LLC, dated January 8, 2003.

 EX-4.4   Stock Purchase Warrant between the Company and Biomed Solutions, LLC dated November 11, 2002.

 EX-4.5   Form of Stock Purchase Warrant issued to principals of Carolina
           Financial Services, for a total of 121,572 shares.

 EX-4.6   Form of Stock Purchase Warrant to be issued to Carolina Financial services in connection with the Stock Purchase Agreement with Spectrum Advisors, Ltd.

 EX-4.7   Form of Stock Purchase Warrant issued to investors in private placement of securities , for a total of 2,770,550 shares.

 Ex-4.8   Stock Purchase Warrant issued to SBI E2-Capital (USA), Inc.

 EX-5.1   Opinion of counsel

*EX-10.1  Assignment, dated as of December 1, 2000, by and between the
           Registrant and Biophan filed as part of Form 8-K, filed
            December 15, 2000.

*EX-10.2  Security Agreement, dated as of December 1, 2000, by and between the Registrant and Biophan filed as part of Form
            8-K, filed December 15, 2000.

*EX-10.3  Transfer Agreement filed as Exhibit to Form 10-KSB for the year ended February 28, 2001.

*EX-10.4  Amendment to Transfer Agreement filed as Exhibit to Form
           10-KSB for the year ended February 28, 2001.

*EX-10.5  Line of Credit Agreement between the Company and Biomed
           Solutions, LLC dated June 4, 2002, filed as Exhibit to Form
            10-QSB for the period ended May 31, 2002.

*EX-10.6  Convertible Promissory Note between the Company and Biomed
           Solutions, LLC dated June 4, 2002, filed as Exhibit to Form
            10-QSB for the period ended May 31, 2002.

*EX-10.7  Loan Agreement between the Company and H. Deworth Williams dated June 18, 2002, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.8  Stock Purchase Agreement between the Company and Bonanza
           Capital Masterfund LTD, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.9  Escrow Agreement between the Company, Bonanza Capital
           Masterfund LTD and Boylan, Brown, Code, Vigdor & Wilson LLP,
            filed as Exhibit to Form 10-QSB for the period ended May
             31, 2002.

*EX-10.10 Registration Rights Agreement between the Company and
           Bonanza Capital Masterfund LTD, filed as Exhibit to Form
            10-QSB for the period ended May 31, 2002.

*EX-10.11 Executive Employment Agreement between the Company and
           Michael L. Weiner dated December 1, 2000, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.12 Executive Employment Agreement between the Company and
           Jeffrey L. Helfer dated June 6, 2002, filed as Exhibit to
            Form 10-QSB for the period ended May 31, 2002.

*EX-10.13 Executive Employment Agreement between the Company and
           Stuart G. MacDonald dated June 6, 2002, filed as Exhibit to
            Form 10-QSB for the period ended May 31, 2002.

*EX-10.14 Executive Employment Agreement between the Company and
           Robert J. Wood dated June 6, 2002, filed as Exhibit to Form
            10-QSB for the period ended May 31, 2002.

*EX-10.15 Financial Accommodations Agreement between the Company and
           Bellador (Labuan) Ltd dated July 1, 2002, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

 EX-10.16 Stock Purchase Agreement between the Company and Spectrum
           Advisors, LTD,

 EX-10.17 Escrow Agreement between the Company, Spectrum Advisors, Ltd.
           and Boylan, Brown, Code, Vigdor & Wilson LLP.


 EX-10.18 Registration Rights Agreement between the Company and
           Spectrum Advisors, Ltd.

*EX-16.1  Letter on change of accountants filed as Exhibit to Form
           10-KSB for the year ended February 28, 2001.

*EX-16.2  Appointment of independent public accountants filed as exhibit to Form 8-K on May 7, 2001.

*EX-21    Subsidiaries filed as Exhibit to Form 10-KSB for the year
           ended February 28, 2001.

*EX-22.1  Definitve Proxy Statement filed with the Securities and Exchange
           Commission on January 10, 2000

*EX-22.2  Definitive Proxy Statement filed with the Securities and
           Exchange Commission on June 3, 2001.

 EX-23.1  Auditors' Consent - Goldstein, Golub, Kessler, LLP

*EX-23.2  Consent of Boylan, Brown, Code, Vigdor & Wilson, LLP is included in its opinion filed as Exhibit 5.1.

*EX-24.1  Power of Attorney (included on Signature Page of their Registration
           Statement)

*EX-99    2001 Stock Option Plan filed as exhibit to Form 8-K on August
           27, 2001.

 EX-99.1  Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 EX-99.2  Certification of Principal Accounting Officer Pursuant to 18
           U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.


     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the three months ended November 30, 2002.
                                    13

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOPHAN TECHNOLOGIES,INC.
 (Registrant)

Date:  January 14, 2003


By: /s/ Michael L. Weiner
------------------------------
Name:  Michael L. Weiner,
Title:  Chief Executive Officer


By: /s/ Robert J. Wood
------------------------------
Name:  Robert J. Wood
Title:  Chief Financial Officer


                                     14



                         CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael L. Weiner, Chief Executive Officer of the Biophan Technologies, Inc. (the "registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Biophan Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 14, 2003


/s/Michael L. Weiner
----------------------
Michael L. Weiner
Chief Executive Officer

                                     15


                         CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Robert J. Wood, Chief Financial Officer of the Biophan Technologies, Inc. (the "registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Biophan Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 14, 2003


/s/Robert J. Wood
--------------------
Robert J. Wood
Chief Financial Officer

                                     16