Form 10KSB
period 2003-02-28
BIOPHAN TECHNOLOGIES INC
filed 2003-05-29
CIK 1084000

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                  ---------------------------------------
                                FORM 10-KSB
                           -----------------------
 (Mark One)

   [X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
            For the fiscal year ended February 28, 2003.
                                      or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
             For the transition period from ____ to ____.

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



                             (585) 214-2441
                         -------------------------
                         Issuer's telephone number


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

The issuer had $-0- revenues for its most recent fiscal year ended February 28, 2003.

The aggregate market value of the voting equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity as of May 23, 2003 was $8,054,873.

The number of shares outstanding of the issuer's Common Stock, $.005 par value, as of May 27, 2003 was 37,634,693 shares.


DOCUMENTS INCORPORATED BY REFERENCE

   Not applicable.

Transitional Small Business Disclosure Format:   Yes  [  ]   No [X]

                             TABLE OF CONTENTS
                                                                       Page
                                  PART I

     Item 1.   Description of Business                                    5

     Item 2.   Description of Property                                   30

     Item 3.   Legal Proceedings                                         30

     Item 4.   Submission of Matters to a Vote of Security Holders       31

                                 PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters  31

     Item 6.   Plan of Operation                                         36

     Item 7.   Financial Statements                                      40

     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       60

                                 PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
               Act                                                       60

     Item 10.  Executive Compensation                                    66

     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                68

     Item 12.  Certain Relationships and Related Transactions            70

                                 PART IV

     Item 13.  Exhibits and Reports on Form 8-K                          72

     Item 14.  Controls and Procedures                                   77

SIGNATURES                                                               78

CERTIFICATIONS                                                           79

                                  PART I

Item 1.    Description of Business

Forward Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this report. You should not place undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors:

    *  continued development of our technology

    *  dependence on key personnel

    *  competitive factors

    *  the operation of our business

    *  general economic conditions

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Company History

We incorporated in the State of Idaho on August 1, 1968 under the name
Idaho Copper and Gold, Inc. On February 9, 1999 we amended our Articles of Incorporation to change our name from Idaho Copper and Gold, Inc. to Idaho Technical, Inc. On January 12, 2000 we formed a corporation in Nevada with the intent to move our domicile to Nevada. On January 24, 2000 we implemented the change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada Corporations. On December 1, 2000 we amended our Articles of Incorporation to change our name from Idaho Technical, Inc. to GreatBio Technologies, Inc. and on July 19, 2001 we amended our Articles of Incorporation to change our name from GreatBio Technologies, Inc. to Biophan Technologies, Inc.

On December 1, 2000, we acquired LTR Antisense Technology, Inc., a New
York corporation, from Biomed Solutions, LLC (formerly Biophan, LLC), a New York limited liability company, in a share for share exchange. As a result of the exchange, LTR became a wholly owned subsidiary. The exchange was consummated pursuant to and in accordance with an Exchange Agreement, dated December 1, 2000 and amended as of June 8, 2001, by and among our company, LTR and Biomed. LTR owns several patents for proprietary HIV antisense gene therapy technology.

Just prior to the acquisition of LTR Antisense, our Board of Directors consisted of Geoff Williams (President), David A. Miller (Vice President/Secretary/Treasurer), Dale F. Miller and Ed Cowle. There were 4,047,330 shares of stock outstanding including shares owned by the following control persons. Geoff Williams owned 351,000 shares (8.7%), David A. Miller owned 90,500 shares (2.2%), Dale F. Miller owned 91,500 shares (2.2%), Ed Cowle owned 851,000 shares (21%), H. Deworth Williams owned 1,398,200 shares 34.5%) and Biomed owned 718,000 shares (17.7%). There were no other control persons prior to the acquisition. The terms of the transaction were established by arms-length negotiation between Messrs. Cowle and Miller and
H. Deworth Williams on behalf of our company, and Michael Weiner on behalf of Biomed, and approved by our Board of Directors and the Board of Members of Biomed. In connection with the transaction, 250,000 shares were issued to Walter Keay, an individual who acted as a finder for us in connection with the transaction.

Immediately following the acquisition, the same control persons owned collectively 97.9% of Biophan.

In connection with the exchange, we:

    * issued 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR and

    * issued an additional 10,759,101 shares of common stock to a group of investors, consisting of Ed Cowle, H. Deworth Williams and Geoff Williams, for cash of $175,000 in order to provide initial working capital.

Also on December 1, 2000, we acquired intellectual property rights, including a pending patent to the MRI-compatible pacemaker technology from Biomed, for future consideration of $500,000. The assignment was consummated pursuant to, and in accordance with, the Transfer Agreement, and the related Assignment and Security Agreement, dated December 1, 2000 and subsequently amended by and between us and Biomed. The due date of this payment has been extended to be payable in twelve equal monthly installments commencing on June 1, 2004. The obligation bears interest at 8% per annum from February 28, 2002.

The Assignment and Security Agreement (i) assigns the rights to the transferred MRI patents and subsequent improvements, and (ii) provides the same as collateral for the payment of the $500,000 liability under the Transfer Agreement. Both the Exchange Agreement and the Assignment and Security Agreement contain provisions for the reversion of the technology to Biomed if

    *  we become bankrupt or otherwise seek protection from creditors; or

    * in the case of the MRI-compatible technology, we fail to pay the consideration therefor when due.

During 2001, we entered into a Commercial Research and Development
Agreement (CRADA) with the National Institutes of Health and the University of Rochester Cancer Center, wherein these organizations conduct research and development associated with the antisense technology. This allowed us to put our full resources into the development of the MRI safety improvements to biomedical products. In 2002, we decided to discontinue research and development of the HIV antisense technology and the CRADA was terminated. While the technology holds promise and has issued patents, we feel our most promising opportunity is in the MRI safe solutions we have developed and we intend to focus our research and development activities on that technology.

We may sell the HIV antisense patents if an appropriate buyer can be identified.

Equity Line of Credit

Effective November 22, 2002, we entered into a restated common stock purchase agreement with Spectrum Advisors, Ltd. for the potential future issuance and sale of up to $3,000,000 of our common stock. This agreement restated and superseded a common stock purchase agreement entered into with Bonanza Capital Masterfund, Ltd. as of June 6, 2002, on essentially the same terms and conditions. Pursuant to the common stock purchase agreement we, at our sole discretion and from time to time over a period of 24 months, may draw down on this facility, sometimes termed an equity line, and Spectrum is obligated to purchase shares of our common stock. The purchase price of the common stock purchased as to any draw down will be equal to 80% of the average daily volume weighted average price of our common stock for the five trading days preceding the applicable date. The minimum draw down which Spectrum is obligated to honor for any trading day is $12,500. Under certain circumstances, we may increase Spectrum's obligation under the equity line to $10,000,000. As a condition of the agreement, we have filed with the SEC a registration statement for 8,960,000 shares for sale under the equity line. Based on the closing price of $.38 of our common stock on May 16, 2003, we would only be able to draw down approximately $2,688,000 on the equity line of credit.

The common stock purchase agreement provides that we may not sell shares of our common stock pursuant to our draw down right under such agreement if sale would cause Spectrum to beneficially own more than 9.9% of our issued and outstanding common stock at any one time. Currently, 9.9% of our outstanding common stock would be 4,135,221 shares. At a price of$.38 per share, for example, we would only be able to draw down approximately $1,241,000 under the equity line. Of course, any resale of our common stock by Spectrum would reduce their beneficial ownership, reducing the effect of the 9.9% provision on our ability to exercise draw downs.

Also, under the Spectrum equity line of credit, we are permitted to draw up to $3,000,000 and, under certain circumstances, to increase this commitment up to $10,000,000. To draw down $3,000,000 at a market price of $.38 per share, for example, would require us to issue approximately 10,000,0000 shares to Spectrum. We currently have available for issuance only 9,628,365 common shares, so we are registering 8,960,000 shares for issuance to Spectrum.

Company Business

Our core business is providing technology that will enable both implantable medical devices such as pacemakers, and interventional devices such as tools used inside the body during surgery, to be used safely and effectively in conjunction with MRI diagnosis, and will enable surgical procedures to be performed under real-time MRI guidance.

Background Terms, Facts, and Assumptions:

    * MRI is widely considered to be the premiere non-invasive imaging method due to the following capabilities:
    *  Superb soft tissue contrast
    *  No ionizing (x-ray) radiation that can cause cancer.
    * No toxic contrast agents such as those used in some x-ray procedures to highlight specific tissues, that can cause allergic or other reactions.
    *  Images are not obstructed by bone
    *  Multi-plane images can be obtained without repositioning the patient
    *  The ability to use MRI to guide surgical procedures.

Due to these advantages, we believe the use of MRI will continue to increase. As the technology continues to evolve, MRI systems using higher power levels will provide better image quality. However, these advances may create greater risks to more patients and institutions that use MRI, exposing pacemaker patients to MRI creates risks and liabilities that are likely to endure for some time. We believe that a solution that can be shown to substantially reduce these risks would be readily accepted by the market. Such a solution may provide prospective licensees with the opportunity to increase their market share by offering safer devices, as well as reduce potential liabilities. Biophan's MRI-safe technology platforms could make this possible in a way that requires no changes to existing product designs, and requires very minor modifications to existing product manufacturing processes. Due to these advantages, we believe that the technologies will be attractive to commercial partners.

FDA regulations and manufacturer labeling for pacemaker devices include strict contraindications against use in an MRI environment(See Achenbach S, et al Am Heart J 1997;134:467-473; ECRI, Health Devices Alert, May 27,1988, pp.1; Shellock FG, Reference Manual for Magnetic Resonance Safety: 2002 edition, Amirsys, Inc., Salt Lake City, 2001; Zaremba L. FDA guidance for MR system safety and patient exposures: current status and future considerations / Magnetic resonance procedures: health effects and safety. CRC Press, Boca Raton Fl, pp.183-196, 2001). Contraindication means that a particular action or procedure, in this case, use in an MRI environment, is inadvisable. This pacemaker contraindication is based on evidence that induced electrical currents in the pacemaker lead can falsely pace the heart rapidly, can damage the device itself, and can create localized heating that causes tissue damage that may degrade the effectiveness of the pacing system. Independent description of these problems can be found in the following references:


    1. Experimental studies showing that pacemaker electrodes could heat up to 100 C (increase of 63.1 C) within 90 seconds of MRI scanning.
S. Achenbach, et.al. "Effects of MRI on Cardiac Pacemakers and Electrodes, American Heart Journal, 1997, 134, 467-473.

    2. Professional opinion that "In practice, it is not possible to design a device for use in an MR environment, incorporating long metallic parts such as guide wires, mechanical cables, or electrical leads, and be completely sure of safety." Conclusions from experimental studies showing 74 C (and higher) temperature increases in guide wires after 30 seconds of MR scanning
M. Konings, et.al.  MEDICA MUNDI, 45/1, March 2001, page 35

    3. Experimental data indicating a maximum temperature of almost 90 C and myocardial necrosis (that) could be demonstrated in histological studies.
F. Duru, et.al. Pacing in MRI environment: Clinical and technical considerations on compatibility. Eur Heart J, 2001, 22: 113-124.

Various references lead to an estimate of current pacemaker population worldwide at 3.0 million (See Barbaro, V.; Bartolini, P., and Bernarducci, R. Biomedical Engineering Laboratory, Istituto Superiore di Sanita, Rome, Italy. ingbio:net.iss.it {2.5 million in 1997 and growing annually; see also http://biomed.brown.edu/Courses/BI108/BI108_1999_Groups/Cardiapacing_Team/ economics.html{3.0 million in 1999}). Another reference ("Interference in Implanted Cardiac Devices, Part II" by Sergio L. Pinski and Richard G. Trohman, October 2002, PACE, Vol. 25, No. 10.) cites a Japanese survey in which "17% of Japanese pacemaker patients stated that they presented conditions for which MRI would have been recommended if the device (pacemaker) had not been present". Since the practice of medicine in Japan reflects standards of care in the US and other countries where the use of pacemakers is widespread, it is reasonable to use the 17% figure across the worldwide population of pacemaker patients (3,000,000) to reach a number of 510,000 people who have at some time in the past been denied access to MRI diagnosis as a result of their pacemaker implant. Biophan has taken a conservative approach to these numbers and estimated at least 300,000 pacemaker patients have been denied an MRI. However, currently no pacemaker patient can safely undergo an MRI and FDA regulations and manufacturer labeling for pacemaker devices include strict contraindication against use in an MRI environment.

Our shielding technology is intended for use on the lead that connects the implanted pulse generator to the electrodes that are placed in the internal heart wall. In order to eliminate risk associated with MRI for current pacemaker patients, the existing lead would need to be removed. This removal procedure is typically not done due to associated risks to the patient. As a result of this our shielding technology is intended only for future products, not previously implanted pacemakers. 600,000 people receive a pacemaker implant annually, and our technology could potentially be applied to all of these devices if it were adopted by all pacemaker and lead manufacturers worldwide. See http://biomed.brown.edu/Courses/BI108/BI108_1999_Groups/
Cardiapacing_Team/economics.html. In addition, the shielding technology, if successfully developed, could be used as an alternative to our photonic technology for use in temporary pacing for patients with existing implanted pacemakers who need an MRI procedure.

Other medical devices also contraindicated for use with MRI could be made safe with Biophan's technologies. (See "The Reference Manual for Magnetic Resonance Safety, by Dr. Frank G. Shellock, 2002 edition, Amirsys Inc., ISBN 1-931-884-00-5.). Technologies currently under development by us for MRI safety and compatibility, provide the following advantages to devices that use them:

    * Reduction of heating to long metallic components resulting from radio frequency energy and pulsed magnetic fields used in MRI;

    * Reduction of electrical currents induced in metallic components resulting from radio frequency energy used in MRI; and

    * Reduction of MR image distortion resulting from metallic or other conductive components in or near the body area being imaged.

Pacemakers are one example of implanted devices used to control organ function. Other cardiac-related devices, such as implantable cardioverter defibrillators, are used to not only pace, but to help the heart recover from episodes of dangerously high pulse rate (cardioversion) and from random chaotic behavior (defibrillation). Other stimulation devices are used to help organize the contraction of the four heart chambers to reverse the effects of congestive heart failure (CHF). Neurostimulators are being used to stimulate brain tissue and eliminate symptoms of Parkinson's disease. Electrical stimulators are also being used for bladder dysfunction. All of these devices use electrical leads similar to those in pacemakers. These devices are subject to the same heating and electrical currents and can benefit from the technologies being developed by Biophan.

Surgical placement of leads used with pacemakers and other implantable devices, placement of catheters for short-term use, and placement of more permanent devices such as stents within the circulatory system, is done by use of guidewires. These guidewires typically use long metal wires for reasons of strength, flexibility, and reliability. The use of guidewires benefits from direct, real-time visualization. MRI is preferred in many cases due in part to the fact that x-ray imaging exposes patients and physicians to radiation, and due to the improved soft-tissue imaging available with MRI. However, guidewires and long wire components in catheters are subject to the same problems associated with pacemaker leads when used in MRI. Thus, our technologies being developed can also provide benefits to these devices.

We are presently in the process of establishing one or more partnerships to complete the development process for our technologies. These partnerships may be with one or more companies involved in the manufacture and sale of:

    *  components such as pacemaker leads,

    * active devices such as pacemakers that make active use of wires to conduct data and stimulating pulses,

    * passive devices such as guidewires that only make use of the physical properties of the wire elements in them, and

    *  MRI diagnostics systems.

All of these potential business relationships are being pursued with the interest of funding the remaining development work, supporting necessary clinical trials and approvals, and ultimately resulting in a license for manufactured products with royalties coming to Biophan. We have received several term sheets from interested biomedical device manufacturers, but we have not accepted any of the offers at this time. However, our negotiations with these entities and our evaluation of their proposals is continuing. If we do not enter into a development or licensing arrangement with any third party then we will need to obtain additional financing to continue our development efforts. In this situation, if we are unable to obtain additional financing or sell or license our technology we would have to discontinue our development efforts which may force a dissolution of the business. We do not have plans to create separate business units to pursue these opportunities.

An MRI procedure may be crucial to diagnosing colon cancer, a brain tumor, or a host of other serious, life threatening problems. The existence of a medical device that is not MRI safe and compatible requires physicians and patients to make a very difficult decision to either forego the MRI, or risk serious injury and potential death from undergoing MRI with a pacemaker, neurostimulator, or other implantable device installed. See the following references for information relating to patient deaths:

    1. FDA Medical Device Report (MDR) records of pacemaker patient deaths during or shortly after an MR exam. FDA Medical Device Records (MDRs)
# 351516, 748838, 175218, and 1259381:

    2. Pacemaker patient who died 15 minutes after MRI scan of the brain. "Fiber Optics "Fiber Optics May Allow Pacemaker Users To Undergo MRIs Without Health Threat." The Wall Street Journal, Feb 22, 2002. D. Pennell, M.D. Imperial College, London.

    3. Pacemaker patient who suffered severe brain damage and death following an MRI exam. Loss prevention case of the month. "Not my responsibility!" Journal of the Tennessee Medical Association. 1988;81(8): 523, J. K. Avery, M.D. St. Thomas Hospital, Nashville, TN.


                              Technology

A brief description of the terms used to describe our technologies may be helpful and is presented below.

    * The term 'MRI safe' refers to a situation in which MRI testing will cause no harm to the patient or to any implantable or interventional device within them.

    * The term 'MRI compatible' refers to a situation in which image interference is minor, and the resulting MRI image is useful in diagnosing the patient's state of health.

    * The term 'active' refers to an implantable device or surgical implement that uses optical, electrical, and/or other energy to sense or transmit information, and/or modify or treat diseased tissue. Examples include pacemakers and related devices, catheter imaging devices, and drug pumps, all of which may be affected during MRI.

    * The term 'passive' refers to an implantable device or surgical implement that does not transmit information but serves to move, secure or modify tissue or another device, and does so via its mechanical action or presence only.

    * Carbon Composite materials consist of ultra-fine whiskers of carbon dispersed in a plastic material. The resulting material has the ability to absorb and/or reflect electromagnetic energy at frequencies that relate to the size of the whiskers. This material can be extruded and molded to make components.

    * Nanomagnetic materials consist of ultra-fine particles of magnetic material (such as iron) embedded in a ceramic material. These particles are so small that they behave differently than they would in a continuous layer or solid. The choice of magnetic and ceramic materials, particle sizes, and layer thickness permit 'tuning' the nanomagnetic layer to reflect and/or absorb specific frequencies of energy. They are also so thin that they can flex without breaking and are extremely tough.

    * Filtering technology that essentially blocks unwanted induced currents at both ends of a catheter or other device.

    * Photonic technology that uses miniature diode lasers and photocells at each end of a catheter or pacemaker lead or surgical device to transmit energy and information without any electrical conductors. Diode lasers are semiconductor devices that can be as small as the size of a grain of salt that convert an electrical pulse to light at a single frequency or color. Photocells reverse this process and can also be very small. By integrating these elements carefully at each end of an optical fiber, we can send power and information without the use of wires. This technology has been made very reliable and cost effective by development in support of the telecommunications industry.

    * A further application of photonics is in intraluminal imaging. This is an extension of MRI imaging where the MRI receiver coil that is traditionally outside the body, is reduced to a very small size (microcoil) so that it can be placed inside (intra) a body cavity or blood vessel (lumen). This can provide significant improvements in resolution. We believe the performance and safety of these microcoils can be greatly improved by using our photonic technology to replace the wires currently being used by researchers to connect them to the external MRI system.

    Research and Product Development Activities

We are developing technology that will enable patients with implanted biomedical devices to safely undergo MRI. We remain committed to the development of MRI-safe solutions for pacemakers and other biomedical devices. Specifically, we have been developing an MRI safe temporary pacemaker and recently conducted animal tests demonstrating this temporary pacemaker can safely pace an animal's heart. The details of this testing are discussed below. The current design of the temporary pacemaker utilizes a photonic, or fiber-optic based catheter which could be inserted into a patient prior to an

MRI procedure to ensure that if their implanted device fails or malfunctions, the temporary device will keep their heart safely paced. Based on our testing and research we believe the technical and clinical feasibility of a photonic approach has already been demonstrated.

Initially we planned to develop the photonic temporary pacemaker ourselves through clinical trials, FDA approval and into commercial use. However, we do not intend to take the device through FDA approval on our own. Instead we are offering the temporary pacemaker, along with our other MRI safe solutions, to prospective licensees for licensing and further development. To date we have received licensing interest for the pacing solution, and for utilization in developing a fiber-optic catheter for an imaging application using MRI scans, called "intraluminal imaging" however, we have not yet entered any licensing or development contracts for the technology.

Our current research efforts are focused on demonstrating the feasibility of our coating and filtering solutions that we intend to license to medical device manufacturers. Initial tests of these solutions have been promising enabling us to have preliminary discussions with several companies regarding potential development arrangements. We have entered into mutual confidentiality agreements with these prospective partners although, to date, we have not executed any final agreements. Management continues to negotiate with these companies and strives to agree to definitive terms in the near future.

The results of these tests are discussed below. Until these tests were recently completed it was not clear if these solutions could solve the MRI safety issues of pacemakers and other devices. With the initial results we have achieved, it appears that these solutions can significantly reduce the heating and other problems that have caused the MRI contraindications. Our discussions with major manufacturers of pacemakers and other devices has indicated a strong preference for coating/filtering solutions versus photonic solutions for several reasons including battery life and ease of engineering redesign. To date we have received licensing interest in our technology from pacemaker, guide wire and neurological device companies but we have not yet entered into any licenses for the technology.

Our original focus was solely on pacing technology. However, following the testing of our coating and filtering technologies and the corresponding positive feedback from medical device manufactures, both inside and outside the pacing industry, we believe our potential market has been significantly increased. This increase is a result of developing technology that could be utilized by medical devices, including guide wire and neurological devices in addition to the pacemakers. As the coating/filtering technology does not require a complete product redesign and manufacturers have indicated a preference for this technology, we believe the time to commercialize our technology has been reduced. Further, we anticipate that one or more manufacturers will partner with us in developing the technology, thereby reducing our capital requirements. If we do not enter into a development or licensing arrangement with a third party for our coating/filtering technologies then we will have to obtain additional third party financing to fund these development efforts or discontinue further development of our coating/filtering technologies.

We have completed two evaluations of the fiber-optic based temporary pacemaker. Tests conducted in an active MRI environment conducted in a 'phantom' (a plastic box with gel material that mimics the body) proved operability of the device and lack of heating. An animal study demonstrated that the device can effectively pace the heart. No clinical tests on humans have been conducted and there are currently no plans to do so unless a development partner is identified and unless they assume responsibility for conducting these tests. However, animal studies such as those conducted have a good correlation to human clinical trials, since the cardiac pacing mechanisms and their similarities across species are well understood.

We believe that the combination of these tests demonstrates that a photonic pacemaker can effectively pace a heart, while eliminating the serious problems related to induced electrical currents and heating of the lead/tissue interface. In the test, the photonic catheter and pacemaker provided cardiac stimulation equivalent to that of a traditional electronic pacemaker. The in vitro test demonstrated that this stimulation is safely provided in the presence of electromagnetic fields associated with MRI. Additionally, the photonic catheter was found to have handling characteristics similar to traditional catheters.

The fiber-optic lead has been tested in an MRI machine and does not heat up as do existing catheters that contain metal wires. We are exploring the use of this technology with third parties, under license, for use in deep brain stimulation applications, such as treating movement related disorders like Parkinson's disease and epilepsy. We have also received OEM licensing interest from several companies wishing to use the fiber-optic lead to power intraluminal coils. We are anticipating one or more R&D contracts to help finance the development of this product that is based upon Biophan's photonic technology platform.

We have licensed, on an exclusive basis, issued patents for shielding and electromagnetic interference (EMI) filtering technologies that include the use of carbon composite and nanomagnetic particle technologies.

We have obtained a license from Johns Hopkins University for an issued patent for an MRI-safe electrocardiogram and pacemaker lead. The license is exclusive to us for implantable devices and also covers other market segments. This technology provides a low-pass radio frequency ("RF") filter at the electrode tip in the heart that permits conduction of pacemaker signals but blocks high-frequency MRI electromagnetic signals that cause problems in implanted devices.

Two tests of our technologies were recently conducted in active MRI imaging systems at imaging centers located in Western New York. The first test, showed a reduction of thermal heating caused by an MRI machine on a metal wire similar to a pacing lead that is protected by one of our MRI technologies. The control sample heated over 22 degrees Centigrade in less than one minute. With the Biophan technology added, the heating was reduced to about 1 degree Centigrade, below the level that can cause tissue damage and well within FDA safety guidelines. The second test showed a reduction of 89% in the electrical energy induced in a metal object by the MRI radio frequency field after our MRI safety technology is added to the sample.

The two tests of Biophan's coating and filtering technology were conducted on November 11, 2003 and February 13, 2003. These tests were performed in an actual magnetic resonance imaging chamber at the University Medical Imaging Center ("UMI"), located at 4901 Lac de Ville Boulevard, Rochester, New York. Both tests were run by Biophan and UMI personnel.

We have also filed patents for reducing the energy output of an MRI machine in order to minimize the energy that causes lead heating. The combination of shielding, filtering, and MRI output reduction could possibly result in solving the MRI heating problem in both active medical devices (e.g. pacemakers, defibrillators), and passive medical devices (e.g. catheters, guide wires).

We conduct our R&D and prototype development through sub-contract arrangements with third parties. Greatbatch Enterprises Corporation, a company in Clarence, New York founded and managed by Wilson Greatbatch, has developed the fiber-optic prototype temporary pacemaker for us under contract, and has assigned the related patent applications to Biophan. Any future prototype work on the photonic catheter will be conducted with FDA approved manufacturers. Biophan has entered into R&D agreements with Alfred University to develop nanomagnetic shield technology, and with the University of Buffalo for carbon composite polymers (extremely fine carbon fibers in a polymer, or plastic base material). These arrangements are discussed in more detail below.

Biophan has entered into a development agreement with the UB Business Alliance (at University of Buffalo). The objective of this collaboration is to develop the means to shield implanted medical devices, such as a catheter, from the harmful effects of magnetic resonance imaging. The technology being developed by this collaboration consists of small carbon materials manufactured in a flexible polymer support. Major activities include development of optimally performing mixtures of carbon and polymer materials, the application of these optimal formulations to medical devices, and the testing of these devices in a magnetic resonance imaging system. Under the terms of the agreement, we have contributed $23,375 to date toward the project costs estimated to be $42,994.

Biophan has also entered into agreements with Alfred University. The objective of this collaboration is to develop the means to shield implanted medical devices, such as pacemaker leads, from the harmful effects of magnetic resonance imaging (MRI). The technology being developed by this collaboration consists of nano-magnetic materials and the processes used to apply these materials as uniform, thin-film coatings. Major activities include the development of optimal nano-magnetic coating formulations, delivery of three coated pacemaker leads, the delivery of three coated guidewires suitable for testing, processes for applying these formulations to medical devices, and the testing of these devices in a magnetic resonance imaging system.
This collaboration also provides Biophan with access to expensive, thin-film coating equipment considered essential to the development of effective nano-magnetic MRI shielding materials. Biophan has paid Alfred University $118,000 for these services.

While the objectives of the two collaborations are similar (i.e. the development and evaluation of MRI shielding materials), it should be understood that each collaboration is developing a different technology.
The success of these collaborations would provide Biophan with multiple solutions to the MRI safety problem. Biophan considers this to be very important, since the MRI shielding requirements differ by product type, and having multiple solutions would enable us to apply our technologies to a broader range of products. Specific product technology development activities along with timelines and estimated costs, can be found in the section "Products and Markets" below in this document.

Patents and Intellectual Property

We have been aggressive in filing patent applications on these technologies. Due to the importance of our patent portfolio it may be helpful to provide more detail regarding the patent process:

    * Once a patent is filed, the United States Patent & Trademark Office (USPTO) examines it over a period that may range from a year to two or more. USPTO action is a challenge to the content or scope of the patent, and may require one or more iterative responses to the Examiner's questions or challenges. During this process, typically after eighteen months from filing, the USPTO will publish the application, making it available on the USPTO database so that it is publicly available. Once negotiation over the office action is complete the Patent office may allow the patent, essentially informing the inventor(s) that they may pay fees and the patent will then issue, or become a formal patent.

    * As previously discussed, we have exclusive licenses, in medical device applications, to three issued patents; one each in the areas of carbon composite shielding, nanomagnetic shielding, and RF (radio frequency) filtering. RF filters are commonly used in communications equipment to block unwanted signals.

    * We have filed (42) US patent applications covering various aspects of photonic and other technologies providing improvements in MRI safety and compatibility, as well as other aspects of implantable device performance. None of these applications have yet been allowed, approximately 60% of these have been published by the USPTO, and we anticipate initial Office Actions in the near future.

    * The inventor of the nanomagnetic shield technology, Dr. Xingwu Wang, at Alfred University, New York, has applied for an additional (9) US patent applications covering further improvements extensions to that technology; these will also be licensed exclusively to Biophan for medical markets.

    * Additional patent filings in nanomagnetic materials, and in MRI microcoil designs, are in process or contemplated.

       The issued patents have remaining lifetimes, as follows:

       *  U.S. 6,506,972; Magnetically Shielded Conductor; 19 years
       * U.S. 5.827,997; Metal Filaments for Electromagnetic Interference Shielding; 12 years
       * U.S. 5,217,010; ECG Amplifier and Cardiac Pacemaker for Use During Magnetic Resonance Imaging; 7 years

Lifetimes for any additional patent applications that are granted as patents by the USPTO will be the greater of:

       *  17 years from the date of issue, or
       *  20 years from the date of filing

    * The patent strategy being pursued by us is based on both broad coverage at the system level and focused coverage at the component level.

    * This strategy is being applied to active medical devices such as cardiac assist devices (pacemakers and defibrillators), intraluminal imaging coils, patient monitoring instrumentation, neurostimulators, drug pumps, endoscopes; and to passive medical devices such as biopsy needles, guidewires, and to other medical devices that need to be made safe and effective in an MRI environment.

Michael L. Weiner, our President and CEO, has participated as inventor or co-inventor in a number of the patent applications currently being pursued by Biophan, each of which has been assigned to us. Throughout his employment, Mr. Weiner has, and will continue to, assign to us rights to patents that deal with MRI safety, image compatibility and HIV antisense. Biophan does not have proprietary rights in six unrelated patents in areas of technology outside of Biophan's business interests, of which Mr. Weiner is the inventor or co-inventor. One of the six patents is currently the basis for an infringement
suit against LeapFrog Enterprises.   This infringement suit is unrelated to
the business of Biophan as is the patent upon which it is based. Of the patents assigned to entities other than Biophan for which Mr. Weiner is an inventor of co-inventor, none will be directly or indirectly competitive with Biophan. All material assignment of patent applications from Mr. Weiner to

Biophan have been filed as exhibits to our registration statement.


                          Products and Markets

We are addressing three basic areas of technology and product development that apply across several market segments:

    *  MRI shielding for active medical devices.

    * MRI shielding for passive medical devices, such as guidewires and biopsy needles, enabling surgery be done under MRI guidance.

    *  Photonic and shielding solutions for MRI imaging

We do not intend to produce by ourselves a product for sale, but rather to make our technologies available to other companies or partners that would like to include in their own product portfolio a new product(s) containing a our technology. We anticipate that any such product would be developed through collaboration with external companies or partners. Most likely, we would enter into licensing and R&D agreements with these partners, which ultimately could be potential sources of funding. Although we would consider lump-sum license payments, if offered, we anticipate licensing income in advance of product sales to tie up rights for each market segment, and then ongoing royalties once these products are in the market. Potential revenue streams above any negotiated minimum license payments would likely commence six to nine months following approval by the FDA for product shipments.

Following are brief descriptions of the planned development activities, each with a set of milestones with timeline and estimated Biophan cost net of any revenues. In each case, we are assuming that a commercialization partner will be identified and provide revenues, in the form of development payments, to assist us in the further development of the particular technology. The milestone projections comprehend receiving such development revenues, in each case, at the milestone/activity stage denoted as "3. Complete a Detailed Product Design", generally, during the fourth calendar quarter of 2003.

            MRI shielding for active medical devices

We have licensed, developed, and patented technology in both carbon composite shielding and nanomagnetic shielding. For certain devices, this approach has the potential to provide a more cost-effective path to MRI safety and compatibility than the photonic approach. Results of direct testing in an MRI device to date have been quite promising, and further work is under way to refine the designs of materials and coating methods. This MRI shielding technology may be applied to active medical devices such as pacemakers and related devices, drug pumps, and the like. We are currently having discussions, under confidentiality agreements, with manufacturers of primary device components such as pacemaker leads, as well as manufacturers of complete systems, concerning their use of this technology. On-going research, test, and evaluation activities in nanomagnetic shielding are being done internally, and in conjunction with Dr. Wang (the inventor of the technology) at Alfred University, and Dr. Chung at the University of Buffalo. The material terms of these contracts are discussed under the heading "Research and Product Development Activities."

Milestones / Activities - MRI Shielding for Active Devices:


       MILESTONE/ACTIVITY                         TIME PERIOD          REQUIRED
                                                                       FUNDING
                                                                       (000s)
-------------------------------------------------------------------------------
1.     Demonstrate Technical Feasibility          March to June 2003   $147

  a.     Demonstrate the ability to minimize or
         eliminate device heating and electrical
         problems caused by MRI

  b.     Demonstrate the ability to meet
         secondary product performance
         requirements (e.g. biocompatibility,
         flexibility, etc)

  c.     Demonstrate that the technology can be
         manufactured at acceptable costs and
         quality

  d.     Continue to file related patent
         applications

2.     Identify a commercialization               March to June 2003   $ 33
         partner(s)

3.     Complete a Detailed Product Design         July to December     $130
                                                  2003
  a.     Further optimize the technology's
         performance and manufacturability

  b.     Develop detailed Product Design and
         Manufacturing Process Specifications

4.     Complete Design Verification               October 2003 to      $170
                                                  March 2004

  a.     Demonstrate that a product
         manufactured to the Product Design
         Specifications will satisfy the
         Product Performance Requirements

  b.     Develop documentation required to
         initiate clinical testing

5.     Complete Design Validation                 April 2004 to        $150
                                                  December 2004

  a.     Demonstrate that a product
         manufactured to the Product Design
         Specifications is clinically effective
         and safe when used as intended

  b.     Develop documentation required for
         regulatory body approval to distribute
         and sell the product
                                                  -------------------------
                                                  TOTAL                $630
                                                  =========================

       Biophan intends to identify a
       commercialization partner(s) to help
       prioritize and financially support
       activities (3), (4), and (5).


            MRI shielding for passive medical devices

The same MRI shielding technology may be applied to a wide variety of passive devices that are used in implantable medical devices and in surgery, such as biopsy needles, guidewires, endoscopes, etc. We believe that our MRI shielding will eliminate the problems of patient risks and image degradation for passive devices and surgical implements which incorporate the technology. We are currently having discussions with a variety of manufacturers of passive devices, and involving them in test procedures we are conducting. On-going research, testing, and evaluation of this technology is also being done with Dr. Wang (the inventor of the technology) at Alfred University, and Dr. Chung at the University of Buffalo.


Milestones / Activities - MRI Shielding for Passive Devices


        MILESTONE/ACTIVITY                        TIME PERIOD          REQUIRED
                                                                       FUNDING
                                                                       (000s)
-------------------------------------------------------------------------------

1.      Demonstrate Technical Feasibility         March to June 2003   $ 90

  a.      Demonstrate the ability to minimize or
          eliminate device heating and electrical
          problems caused by MRI

  b.      Demonstrate the ability to meet
          secondary product performance
          requirements (e.g. biocompatibility,
          flexibility, etc)

  c.      Demonstrate that the technology can be
          manufactured at acceptable costs and
          quality

  d.      Continue to file related patent
          applications

2.      Identify a commercialization              March to June 2003   $ 33
        partner(s)

3.      Complete a Detailed Product Design        July to December     $ 95
                                                  2003

  a.      Further optimize the technology's
          performance and manufacturability

  b.      Develop detailed Product Design and
          Manufacturing Process Specifications

4.      Complete Design Verification              October 2003 to      $170
                                                  March 2004

  a.      Demonstrate that a product
          manufactured to the Product Design
          Specifications will satisfy the
          Product Performance Requirements

  b.      Develop documentation required to
          initiate clinical testing

5.      Complete Design Validation                April 2004 to        $150
                                                  December 2004

  a.      Demonstrate that a product
          manufactured to the Product Design
          Specifications is clinically effective
          and safe when used as intended

  b.      Develop documentation required for
          regulatory body approval to distribute
          and sell the product
                                                  -------------------------
                                                  TOTAL                $538
                                                  =========================
        Once again, Biophan intends to
        identify a commercialization
        partner(s) to help prioritize and
        financially support activities (3),
        (4), and (5).


            Photonic technology applied to a temporary pacemaker

We subcontracted the development and testing of a photonic temporary pacemaker device to Greatbatch Enterprises. This phase of the development work has been completed. The photonic temporary pacemaker is intended as a backup for patients who need MRI diagnosis but who already have an implanted pacemaker or implantable cardioverter defibrillator (ICD). This device consists of:

    *  An external handheld controller that is MRI safe.

    * A fiber optic lead that is biocompatible and physically similar to typical electrical pacemaker leads. This lead is temporarily inserted through a puncture and run through blood vessels to the heart.

    * The photonic electrodes at the end of the lead reconvert light to electrical signals that pace the heart in the same manner as traditional pacemakers.

    * The controller is designed to be reusable, and the lead/electrode are single use. The temporary pacemaker is available if the implanted device encounters any type of malfunction during or after the MRI procedure.

As previously noted, while the technical and clinical feasibility of a photonic approach to cardiac pacing has already been demonstrated, the results of recent Biophan R&D activities in shielding and filtering technologies has enabled a change in direction of product development. A coated temporary pacing lead is anticipated to be considerably less expensive than a photonically powered temporary pacing device. Now that we have demonstrated the feasibility of shielding and filtering of metal wire leads, the photonically based temporary pacing program has been put on hold pending interest from a corporate partner. It should, however, be noted that additional attributes of photonic technology relating to information bandwidth are applicable to the emerging market of internally-placed micro-sized MRI receiver coils (intraluminal MRI microcoils). The project is described in the next section of this document.

The initial prototype of an externally powered photonic pacemaker being developed by us was recently tested in an MRI system. The test used a "phantom" or plastic and liquid model of a human torso to permit tests for displacement due to the magnetic field, and for heating due to the RF energy. The results of this test, conducted by Dr. Frank Shellock, concluded that "the lead of the Photonic Temporary Pacemaker will not present an additional hazard or risk to a patient undergoing an MRI procedure using an MR system operating with a static magnetic field of 1.5 Tesla or less (The term static magnetic field refers to a field similar to one from a permanent magnet or the Earth's natural field. A 1.5 Tesla field is approximately 30,000 times as powerful as the Earth's field.) As such the lead of the Photonic Temporary Pacemaker that underwent evaluation should be considered "MR safe" according to the specific conditions used for testing." Shellock, F. G. "Magnetic Resonance Safety Testing of a Fiber-Optic Lead Used for the Photonic Temporary Pacemaker."

            Photonic technology for intraluminal MR imaging

Our patent coverage includes the use of photonics in medical devices unrelated to implants or to cardiac pacing. One example is in a relatively new branch of MRI referred to as intraluminal MRI. Image quality and resolution are directly related to proximity of the MRI receiver coil to tissue being diagnosed. Traditional full-body receiver coils are large enough for the patient and support device to pass through. Smaller coils placed on the patient, near the area of interest, can provide improved images. Intraluminal (within a body opening or vessel) and intraparenchymal (within tissue e.g. brain) MRI microcoils provide performance advantages that include improved image quality, reduced scan time, and the ability to utilize lower strength MRI coils. However, current MRI microcoil techniques are limited by problems similar to those that exist for pacemakers. A photonic coil interface and use of optical fiber transmission eliminate these problems, provide for other optical tissue measurements, and provide the ability to handle huge amounts of data easily. One very exciting opportunity is in the area of 'vulnerable plaque'. It is believed that up to 85% of heart attacks and strokes may be caused by rapid formation of clots at places in the artery walls that are missed by other diagnostic methods. A feature article from Scientific American, May 2002; vol.286; no.5 by Peter Libby, entitled "Atherosclerosis: The New View", describes in detail the new thinking regarding the genesis of the vast majority of heart attacks and strokes. We are currently seeking a licensee interested in developing and marketing the photonic MRI and microcoil markets. The following cost projections are only to be expended in the event of a licensee willing to fund a portion of these phases and agree to take the product to market.

We are not currently conducting, directly or indirectly, any research or development of our photonic technology and have no plans to further such efforts until an agreement is reached with a development partner. The necessary future product research, testing, and evaluation of these improvements will be done as a part of a development partnership with this partner, if and when such an agreement is reached.


Milestones / Activities - Photonic Technology for Intraluminal MR Imaging


        MILESTONE/ACTIVITY                        TIME PERIOD          REQUIRED
                                                                       FUNDING
                                                                       (000s)

1.      Demonstrate Technical Feasibility         April to June 2003   $ 50

  a.      Demonstrate the ability to minimize or
          eliminate device heating and electrical
          problems caused by MRI

  b.      Demonstrate the ability to meet
          secondary product performance
          requirements (e.g. biocompatibility,
          flexibility, etc)

  c.      Demonstrate that the technology can be
          manufactured at acceptable costs and
          quality

  d.      Continue to file related patent
          applications

2.      Identify a commercialization              April to September   $250
        partner(s)                                2003

3.      Complete a Detailed Product Design        October 2003 to      $410
                                                  June 2004

  a.      Further optimize the technology's
          performance and manufacturability

  b.      Develop detailed Product Design and
          Manufacturing Process Specifications

4.      Complete Design Verification              July 2004 to         $160
                                                  September 2004

  a.      Demonstrate that a product
          manufactured to the Product Design
          Specifications will satisfy the
          Product Performance Requirements

  b.      Develop documentation required to
          initiate clinical testing

5.      Complete Design Validation                October 2004 to      $500
                                                  September 2005

  a.      Demonstrate that a product
          manufactured to the Product Design
          Specifications is clinically effective
          and safe when used as intended

  b.      Develop documentation required for
          regulatory body approval to distribute
          and sell the product

                                                  -------------------------
                                                  TOTAL              $1,370
                                                  =========================

        Once again, Biophan intends to
        identify a commercialization
        partner(s) to help prioritize and
        financially support activities (3),
        (4), and (5).


The research and development expenses incurred by us were $113,144 for the fiscal year ended February 28, 2001, $949,124 for the fiscal year ended February 28, 2002, and $1,373,124 for the year ended February 28,2003.

Markets

The global market for medical devices that could benefit from technology that will enable those devices to operate safely and effectively in an MRI environment was approximately $5 billion in the year 2002 and is growing by 15% annually. (See Wedbush Morgan Securities' Equity Research Report 13 Mar. 2002 on NYSE-GB.

We anticipate that we will license our technology to one or more development partners who would be responsible to develop commercial products, obtain necessary approvals, manufacture, market and distribute the products. We expect our search for development partners will be global, although our current efforts are focused on the U.S. operations of certain multi-national companies. However, we can not presently identify or predict the precise target markets, distribution methods or other marketing efforts of our potential development partners.

Competition

There are a number of major companies engaged in the development of medical devices some of which may be investigating MRI safe options. However, to the best of our knowledge none of these companies, nor other companies that serve as their suppliers, have successfully developed technology enabling implantable medical devices to be operated in the presence of MRI equipment. We believe that in order to commercialize our technologies we will have to enter into a development or licensing agreement with one or more of the companies engaged in the development of medical devices. Currently, the major providers of active medical devices contraindicated for MRI include the following companies:

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

     Boston Scientific Corporation is the world's largest medical device company dedicated to less-invasive therapies. The Company's products and technologies are designed to improve surgical procedures and improve patient response, and involve a range of interventional tools and procedures.

     Johnson & Johnson is the world's largest healthcare company; in addition to OTC and home healthcare products, they provide a wide variety of pharmaceutical, diagnostic, and surgical products.

We do not consider the above companies to be direct competitors, although they may possibly be developing MRI safe solutions for their own product lines. Rather they may have interest in adopting one or more of our technologies into their products. Various first and second tier suppliers to these companies may be directly affected by either the photonic or shielding technologies we plan to commercialize, and since to the best of our knowledge none of them have satisfactory solutions to MRI issues, they are potential additional or alternative prospects for commercializing our technology.

Manufacturing and Component Strategy

We are developing technology for MRI safety which will be licensed to leading biomedical device manufacturers. We do not plan to manufacture any product or component on our own. We may provide critical components and coating devices sourced from third parties and resold to our customers.

Regulatory Approval

We believe that our technology will be incorporated into various medical devices by major manufacturers and that these manufacturers will be responsible for obtaining FDA and other regulatory approvals required for clinical studies and marketing of their products. The time and cost of these activities can be substantial, especially for Class III implantable products, and could delay the introduction to the marketplace of products utilizing our technology.

Currently, the FDA, specifically The Center for Drug Evaluation and
Research (CDER), is responsible for the approval to market products resulting from the technology currently being developed by Biophan. Approval to market may take the form of a New Drug Application (NDA). An NDA is sought by a company prior to the commencement of clinical testing in humans. Before approving an NDA, the FDA will seek substantial documentation demonstrating that the product candidate technology is safe and effective. Once the NDA has been approved, clinical trials are conducted in three sequential phases which may overlap. Phase I clinical trials are performed in healthy human subjects to establish initial data about the safety and efficacy of the product. In Phase II clinical trials, in addition to accumulating safety and efficacy data, the product is evaluated in a limited number of patients with the targeted disease condition. Phase III clinical trials typically involve continued testing for safety and efficacy, as well as other criteria, in expanded, large-scale, multi-center studies of patients with the targeted disease condition.

We do not intend to produce by ourself a product for sale, rather we intend to make our technologies available to other companies or partners that would like to include the technology in their own product. We believe that these companies will be willing to share a portion of the costs required to obtain FDA approval. In certain instances, the FDA may require a partner's participation if approval is being sought for modification of a partner's existing product to include our technology, a product that uses the partner's existing manufacturing processes, or a situation where a partner requires that Biophan use the partner's quality system.

We believe that the time-frame for FDA approval of our photonic technology for intra-luminal MR imaging, enabling us to make, use, and sell the product, will depend upon the following factors:

    * the FDA's classification of the photonic intra-luminal MR imaging catheter;

    * the specific ways in which a partner plans to use the product, such as the specific parts of the body they would like to image with the product (e.g. cardiovascular system, brain, etc.); and

    * the level of urgency placed on the activities required to obtain product regulatory approval

The FDA has already approved for sale intra-luminal imaging catheters that utilize electrical leads to provide power to the microcoil and to carry received signals back to the MRI system. Biophan is in discussions with one company that has such a product, and we believe that our photonic technology will permit improvements in performance due to its inherent immunity to electromagnetic noise created by the MRI environment. We are under a non-disclosure agreement with this other company and it is our expectation that if we move forward to develop a photonic intraluminal imaging catheter, they will be responsible for regulatory approval and for marketing and sale of the product. There will be no competition between Biophan and any other company based on an intraluminal imaging catheter. We plan to provide technology that improves the market position of another company already in the marketplace and not to develop a Biophan stand-alone product. In the event that this program moves forward, our plans provide for a contribution of $500,000 toward regulatory approval efforts costing approximately $1,500,000. However, the partner company will be responsible for oversight and conduct of clinical trials, and for applying to the FDA for approval.

Because sufficient information exists from already-approved products to assure the safety and efficacy of these devices in the applications we envision, we anticipate, but cannot guarantee, that the FDA will require a Pre-Market Notification, or 510(k) approval. This would be in place of a Pre-Market Approval, a more involved process usually reserved for devices that sustain human life and for which there is insufficient information to assure patient safety. A 510(k) approval will require that we demonstrate to the FDA data that the product design and intended uses of the product are substantially equivalent to a product(s) already approved by the FDA for commercial distribution in the U.S.

In the event the FDA considers the Biophan product to be a Class II
Medical Device subject to 510(k) approval, we would work with a partner to collect or develop the product performance data the FDA requires to prove that the our product is substantially equivalent to intra-luminal catheters already on the market. We anticipate that collecting or developing this data would be at least a moderately high priority by a partner, and would take approximately 3-6 months to complete. Biophan and its partner would include this data in an application to the FDA for 510(k) approval, 90 days before selling the device. The FDA can refuse to allow this approval to be granted by responding with questions during the 90 day review period. Based upon this possibility, we estimate that the approval process will require a total of 180 days. Accordingly, the total time for product regulatory approval would be approximately 12 months.

The FDA has also previously approved for sale the types of active devices

(pacemaker leads) and passive devices (guide wires and catheters) that we would like to improve by the addition of our magnetic resonance imaging (MRI) shielding technologies. We believe that the technology would improve the performance of these existing products during MRI examinations. The FDA considers these devices to be Class II Medical Devices, and historically they have been subject to Pre-Market Notification or 510(k) approval requirements.

We anticipate working with a partner to collect or develop the product performance data required for FDA approval of our shielding technologies. This data will include proof of the following:

    * that the product modified to include Biophan's shielding technology is still substantially equivalent to products already approved for sale by the FDA; and

    * that the addition of Biophan's shielding technology actually does improve the performance of the existing product during MRI examinations.

The addition of Biophan's shielding technology to an existing product requires that we apply a proprietary coating to the product. Because the coating process does not require any significant changes to the product design or to its manufacturing process and therefore little risk to the safety of its operation, we anticipate that a minimal amount of data will be required.
We feel that it is reasonable to expect that the FDA will consider the 510(k) approval process they required to approve the original device, as sufficient to approve the minor modifications to a partner's device required to integrate Biophan's technology. We anticipate that collecting or developing this data would be at least a moderately high priority by a partner, and would take approximately 3-6 months to complete. Biophan and its partner would include this data in an application to the FDA for 510(k) approval, 90 days before selling the device, as is required by the 510(k) approval process. The FDA can refuse to grant 510(k) approval by responding with questions during the stipulated 90 day review period. Based upon this possibility, we conservatively estimate that the approval process will require a total of 180 days. Accordingly, the total time for product regulatory approval for planning purposes is 12 months for both active and passive devices. During the 510(k) approval process it will be necessary to collect biocompatibility and toxicity data, to establish that the modified product is safe. The FDA provides specific guidelines for evaluating the biocompatibility and toxicity risk associated with medical devices in their document entitled "Guidance for the Submission of Research and Marketing Applications for Permanent Pacemaker Leads and for Pacemaker Lead Adapter 510(k) Submissions," issued on 1 November 2000. This guidance document clearly states (Attachment C - Biocompatibility Flow Chart for the Selection of Toxicity Tests for 510(k)s") that device materials that do not contain toxic substances (as is the case with Biophan's shielding material) satisfy biocompatibility requirements. Biophan can collect this toxicity data from available toxicology literature without the need for human studies. We believe that the FDA will support this procedure and not require human studies to demonstrate biocompatibility and the absence of any toxicity risk. However if this proves not to be the case, then we expect the FDA would follow the guidelines it recommends for determining the biocompatibility and toxicity of unknown substances. These are also outlined in their guidance document entitled "Guidance for the Submission of Research and Marketing Applications for Permanent Pacemaker Leads and for Pacemaker Lead Adapter 510(k) Submissions," issued on 1 November 2000. These guidelines stipulate the use Of in-vitro (out of the body) extraction methods. This testing is relatively minor in nature, and has already been included in the proposed regulatory approval timeline and budget requirements.

Demonstrating that Biophan's shielding technologies improve the products performance during MRI examinations will require evaluating the performance of the product in an MRI coil. Given the perceived low level of patient risk associated with our shielding technologies, we anticipate that these data can be obtained through testing that also does not involve human subjects and only a limited number of animals.

We anticipate that the collection and development of these data will require $450,000 for each of the limited number of active device applications and passive device applications initially envisioned, and $1,500,000 for the intra-luminal imaging catheter. We also anticipate that a partner or licensee would fund at lease 67% of these expenses. We anticipate our contribution to come from the Spectrum equity line of credit and, if necessary, other equity investors.

Licenses

We have entered into licenses for issued, allowed and pending patents.
These licenses require annual minimum royalties up to $10,000 each, some of which escalate in future years, and provide for ongoing royalties of 4-5% of product sales. Each license is for the life of the patent(s) and each is exclusive for the medical market or segments thereof, and permit sub-licensing:

    * a license from Johns Hopkins University for an issued patent for an MRI safe electrocardiogram and pacemaker lead. This agreement provides for an initial licensing fee of $10,000 and a running royalty of 4% on product sales. This agreement remains in effect for the life of the patents underlying the license. The license may be terminated earlier, at Biophan's election, upon 60 days written notice to Johns Hopkins. Johns Hopkins may only terminate the agreement early if there is a breach by Biophan which is not cured within 30 days following written notice of such breach or default.

    * a license agreement for additional shielding technologies from Nanoset, LLC. This license agreement provides for a one time licensing fee of $10,000, which is nonrefundable, and an additional payment of $5,000 upon the issuance of the patent application(s). Six patent applications are covered by this license agreement and additional technology rights are being explored under an expanded license arrangement. The term of the license for each of the six covered patent applications is for the life of the applicable patent. There are no termination provisions contained in the license. However, the prevailing legal case law supports the following conclusions (i) Nanoset could not terminate the license unless Biophan failed to pay the required consideration; and
       (ii) Biophan could not terminate the license unless it provided reasonable prior notice to Nanoset.

    * a license from Deborah D. L. Chung for an issued patent entitled Metal Filament for Electromagnetic Shielding. This agreement provides for an initial licensing fee of $10,000 and a running royalty of 5% on product sales. This agreement remains in effect for the life of the patents underlying the license. The license may be terminated earlier, at Biophan's election, upon 60 days written notice to Chung. Chung may only terminate the agreement early if there is a breach by Biophan which is not cured within 60 days following notice of such breach or default.

Employees

As of February 28, 2003, we had ten full-time employees.

Factors That Could Affect Our Business

You should carefully consider the factors described below and other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

We Are a New Business with a Limited Operating History and No Revenues to Date and Are Not Likely to Succeed Unless We Can Overcome the Many Obstacles We Face.

We are a development-stage company with limited prior business operations and no revenues. We are presently engaged in the early stage development of certain medical procedures and biomedical devices. Unless we are able to secure adequate funding, we may not be able to successfully develop and market our products and our business will most likely fail. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. To date, our efforts have been allocated primarily to the following:

    *  aggressively patenting our technology
    *  acquiring licenses to complementary technology
    *  organizational activities;
    *  developing a business plan;
    *  obtaining interim funding;
    * conducting research and working toward the ultimate successful development of our products; and
    *  marketing to major biomedical manufacturers.

In order to establish ourselves in the medical device market, we are dependent upon continued funding and the successful development and marketing of our products. You should be aware of the increased risks, uncertainties, difficulties and expenses we face as a research and development company and that an investment in our common stock may be worthless if our business fails.

We Have Generated No Revenues and If We Are Unable to Generate Sufficient Revenues in the Future, We May Not Be Able to Continue Our Business.

We are still in our formative and development stage. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated research and developmental expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the start-up nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

We Have a History of Losses and a Large Accumulated Deficit and We Expect Future Losses That May Cause Our Stock Price to Decline.

For the fiscal years ended February 28, 2003, 2002 and 2001, we incurred net losses of $3,438,252, $3,705,917 and $729,130, respectively.
We expect to lose more money as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, the current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

Our Inability to Retain and Attract Key Personnel Could Adversely Affect our Business.

We believe that our future success will depend on the abilities and continued service of certain of our senior management and executive officers, particularly our president and CEO and those persons involved in the research and development of our products. If we are unable to retain the services of these persons, or if we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and eventually market our medical devices and other products being developed, which will have a material adverse effect on our business.

Our Research and Development Efforts May Not Result in Commercially Viable Products Which Could Result in a Decline of Our Stock Price and a Loss of Your Investment.

Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or salable products. We have set forth in this report our proposed research and development program as it is currently conceived. We cannot assure you, however, that this program will be accomplished in the order or in the time frame set forth. We reserve the right to modify the research and development program. We may not succeed in developing commercially viable products from our technologies. If not, our ability to generate revenues from our technologies will be severely limited. This would result in the loss of all or part of your investment.

We May Not Have Opportunities To Enter Into Strategic Partnerships for the Commercialization of our Technologies Which Could Have a Severe Negative Impact on Our Ability to Market Our Products.

We intend to enter into strategic partnerships or other relationships with established biomedical, pharmaceutical and bio-pharmaceutical companies to obtain the necessary regulatory approvals and to undertake the manufacturing and marketing efforts required to commercialize our products. However, we do not have commitments at this time from any potential partners. If we are unable to enter into any new partnerships, then we may be unable to commence the commercialization of our products.

We May Not Be Able To Develop A Market For Our Technology Which Will Most Likely Cause Our Stock Price to Decline.

The demand and price for our technology and related products will be based upon the existence of markets for the technology and products and the markets for products of others, which may utilize our technology. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our technology and products when compared to alternative technologies, which may be conventional or heretofore unknown. If the technology or products of other companies provide more cost-effective alternatives or otherwise outperform our technology or products, the demand for our technology or products maybe adversely affected. Our success will be dependent upon market acceptance of our technology and related products. Failure of our technology to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration. This would likely cause our stock price to decline.

If We Are Not Able to Compete Effectively in the Competitive Medical Device Industry, Our Future Growth and Operating Results Will Suffer.

Our future success depends on our ability to compete effectively with other manufacturers of medical devices, including major manufacturers of pacemakers and other implantable devices that may have internal development programs. We are an early-stage research and development company engaged exclusively in developing our initial products. We have not yet completed our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established medical device companies. Most of our potential competitors will be established, well-known companies that have:

    *  substantially greater financial, technical and marketing resources;
    *  larger customer bases;
    *  better name recognition;
    *  related product offerings; and
    *  larger marketing areas.

Companies such as Medtronic Incorporated, Guidant Corporation, St. Jude Medical, Boston Scientific and Johnson & Johnson are major, international providers of active medical devices currently contraindicated for MRI. Because these companies may possibly develop MRI safe solutions for their own product lines, they may ultimately be in competition with us. These companies represent a wide array of medical devices and products, technologies and approaches. Most of these companies have more resources than we do and, therefore, a greater opportunity to develop comparable
products and bring those products to market more efficiently than us.   If we
do not compete effectively with current and future competitors, our future growth and operating results will be adversely affected.

We May Not Be Able To Obtain Necessary Government Approval To Market Our Technology Which Will Most Likely Cause Our Stock Price to Decline and Our Business to Fail.

Our marketing partners must obtain the approval of the U.S. Food and Drug Administration in order to market our MRI-safe technology. If these approvals are not obtained, or are significantly delayed, our ability to generate revenues may be adversely affected and our development and marketing efforts inhibited. This would most likely cause our stock price to decline and result in the loss of all or part of your investment.

We May Not Be Able To Protect Our Proprietary Rights and We May Infringe the Proprietary Rights of Others. Our Inability to Protect Our Rights Could Impair Our Business and Cause us to Incur Substantial Expense to Enforce our Rights.

Proprietary rights are critically important to us. Although we have exclusive licenses to three issued U.S. patents for MRI safety-related technology and we intend to aggressively pursue additional patent protection for our technologies as we continue to develop them, we cannot assure you that any additional patents will be issued. Although we will seek to defend our patents and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement of their patents and other proprietary rights.

Policing unauthorized use of our technology is difficult and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and have a material adverse effect on our future operating results.

Because Two Of Our Directors Are Equity Owners And Managers Of Biomed Solutions, LLC, A Creditor And Shareholder Of Biophan, There May Be Conflicts Of Interest.

Michael L. Weiner, our President, CEO and director, is the Manager and a 24.3% beneficial equity member of Biomed. Mr. Weiner, and Ross Kenzie, also a director of Biophan, make up the Biomed Board of Members. Biomed and its members own a significant amount of our outstanding common stock and we owe Biomed $500,000 plus interest for the transfer to us of its MRI-compatible pacemaker patents pending. We have also executed a line of credit with Biomed pursuant to which we owe Biomed $300,000 plus accrued interest as of the date hereof. We have issued to Biomed 1,180,000 warrants for the purchase of our common stock. Mr. Weiner is also the Manager and 42.3% equity member of Technology Innovations, LLC, which is a 57% equity member of Biomed. Further, Mr. Weiner is on the board of Nanoset, LLC, an entity owned in part by Biomed and with which we have negotiated a technology license agreement and are exploring acquiring additional rights to Nanoset's technology.

Because of their relationships with these other entities, Messrs. Weiner and Kenzie may have conflicts of interest with respect to certain matters affecting us. Biomed is a creditor of Biophan and has the right to reacquire the MRI-compatible technology that it sold to us if payments are not made on a timely basis. Thus, a potential conflict could arise as to the enforcement of Biomed's rights to the MRI-compatible technology under its agreement with us. Also, a conflict could arise among the entities in the determination of which entity might acquire a particular technology. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the interests of the corporation.

If We Fail To Pay The Purchase Price For Our Technology, That Technology Will Revert To Biomed, Which Will Significantly And Negatively Impact Our Business And Your Investment.

Under the Transfer Agreement with Biomed in connection with our acquisition of the MRI intellectual property rights, Biomed maintains a security interest in the underlying patents until the amount of $500,000, plus interest at 8% per annum, is paid to Biomed. Biomed has the right to take back these intellectual property rights if we do not satisfy the liability which is payable in 12 equal installments commencing June 1, 2004. In the event we are unable to satisfy this condition, and we lose our rights to the technology, we will suffer significant harm to our business and financial condition which would most likely cause the price of our stock to decline.

Item 2.   Description of Property

Our headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, NY 14586, in 4,000 square feet of office space leased from an unrelated party. Current rentals are $4,475 per month and the lease expires in September 2004. The coordination of our research and development projects and the administration of our two wholly owned subsidiary companies, currently inactive, are directed from this location.


Item 3.  Legal Proceedings

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.



                                  PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol BIPH. The stock was not actively traded until October 2001 and the following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

       Quarter Ended                         High        Low

       November 30, 2001                    $6.50       $5.50

       February 28, 2002                    $7.25       $2.37

       May 31, 2002                         $2.65       $ .75

       August 31, 2002                      $1.13       $ .30

       November 30, 2002                    $ .38       $ .18

       February 28, 2003                    $1.15       $ .29


We currently have outstanding 37,634,693 shares held by approximately 400 shareholders.

Recent Sales of Unregistered Securities

The securities of Biophan that were issued or sold by Biophan within the past three years and were not registered with the SEC are described below.

(a) On December 1, 2000, we acquired LTR Antisense Technology, Inc., a New York corporation, from Biomed Solutions, LLC (formerly Biophan, LLC), a New York limited liability company in a share for share exchange. As a result of the exchange, LTR became a wholly owned subsidiary. The exchange was consummated pursuant to and in accordance with an Exchange Agreement, dated December 1, 2000 and amended as of June 8, 2001, by and among Biophan, LTR and Biomed.

In connection with the exchange, we (i) issued an aggregate of 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR, and (ii) issued an aggregate of 10,759,101 shares of common stock to an investor group consisting solely of three accredited investors for $175,000 in cash and the undertaking to assist us in additional capital raising.

In transaction (i), the value of the consideration received (the LTR shares) was established at $175,000 in arms-length negotiation and approved by Biophan's board of directors. In transaction (ii), the value of the consideration received ($175,000) was established in arms-length negotiations and approved by Biophan's Board of Directors.

The transactions were exempt from registration under Section 4(2) of the Securities Act of 1933 because the shares were issued to a limited number of accredited investors in a private, negotiated transaction in which the issuer gave full representations and warranties and the recipients of the securities did extensive due diligence and had access to all relevant information about Biophan, including annual and periodic filings with the SEC, necessary to evaluate their investment. The shares were all issued with restrictive legends. The shares issued to Biomed in exchange for the shares of LTR were issued to Biomed for its own account, for investment, and not with a view to distribution, and were received pursuant to the Exchange Agreement wherein the issuer provided full representations and warranties, various documents and other information about the issuer, including financial statements and SEC filings, and Biomed did extensive due diligence. A restrictive legend was placed on the certificate issued to Biomed. There was no solicitation involved in this issuance of securities, rather the securities were issued pursuant to a contractual relationship.

In September 2001, the bulk of the shares received by Biomed were then distributed to its members and the members of its members (the "ultimate investors"). No consideration was provided by the members or the ultimate investors for the redistributed shares; the shares were distributed pro rata to the members and ultimate investors; the members and ultimate investors received information about the ratio used to calculate their distribution and the expected tax consequences of the transaction; the members and ultimate investors were accredited investors; and all the redistributed shares were issued with a restrictive legend. This transaction was exempt from registration under Sections 4(2) and 4(1) of the Securities Act of 1933 for Biophan and Biomed respectively. Section 4(1) was applicable because Biomed was not an issuer of the securities, nor was it an underwriter or dealer. Section 4(2) was applicable because no consideration was provided by the ultimate investors and, accordingly, there was no change in the members' or ultimate investors' relative interest in Biomed.

(b) Between January 1, 2001 and February 1, 2003, Biophan issued options to purchase a total of 2,489,995 options under its 2001 Stock Option Plan to directors, officers, key employees and consultants. These include the following:

    * On January 1, 2001, Wilson Greatbatch was granted 250,000 options for his consulting services to us, and 8,333 options as former Chairman of the Scientific Advisory Board. The board of directors determined that the value of the consulting services was fair and adequate consideration for the options issued and Biophan recorded compensation expense of $9,200 with respect to those options.

    * On March 1, 2002, Dr. Guenter H. Jaensch was granted options to purchase 250,000 shares and on 7/16/02 was granted an additional 100,000 options, for his consulting services to us. The board of directors determined that the value of the consulting services was fair and adequate consideration for the options issued; Biophan valued the options at $592,500 and $36,900, respectively.

    * On January 1, 2001, Biophan issued to Boylan, Brown, Code, Vigdor & Wilson, LLP options to purchase 40,000 shares of common stock at an exercise price of $.50 per share, in consideration of the firm's agreement to defer payment of legal fees incurred in the transaction of the Exchange Agreement and Transfer Agreement dated December 1, 2000. Biophan recorded an expense of $1,600 with respect to the issuance of these options.

The issuances of the above options were exempt under Section 4(2) of the Securities Act as the options were offered and issued to three persons that were knowledgeable of Biophan's business; were either an accredited or sophisticated investor; and had access to all relevant information about Biophan, including annual and periodic filings with the SEC, necessary to evaluate their investment. Each recipient represented to Biophan that the options were being acquired for investment purposes without a view to distribution. There was no solicitation involved in this issuance of securities, rather the securities were issued pursuant to a contractual relationship for which the recipient of the securities provided services.

(c) In June 2001, we entered into bridge loan agreements providing gross proceeds of $986,500. Loans of $400,000 from one lender provided for a maturity date of December 15, 2001 and interest payable by issuance of 100,000 shares of stock on the due date. As additional consideration, the noteholder received 100,000 shares of stock and warrants to purchase an additional 100,000 shares at $1.00 per share. The noteholder had the right to convert the principal amounts into stock at $.75 per share at any time prior to maturity. We also received proceeds from a series of bridge loans to 15 accredited investors aggregating $586,500 upon the same general terms as above except that interest was payable by issuance of 73,324 shares of stock at the maturity date of October 29, 2001 (extended to November 29, 2001). Warrants to purchase 146,627 at $1.00 per share were issued to these lenders. All bridge lenders exercised their conversion options on November 29, 2001, at which time the Company issued 1,315,334 shares of common stock to convert the loans in the aggregate amount of $986,500 to equity.

These transactions were exempt from registration under Regulation D, Rule 506 under the Securities Act of 1933 because the securities were offered and sold only to accredited investors and/or persons with knowledge of business, there was no general solicitation or general advertising related to the transactions, purchasers represented that they were acquiring securities for their own account and for investment, and the securities were issued with restrictive legends.

(d) Pursuant to a Private Placement Memorandum dated July 2, 2001, we offered to sell 3,000,000 shares of common stock at $1.00 per share, solely to accredited investors. The offering was concluded in January 2002. Gross proceeds of $2,399,750 were received, less offering costs of $254,467. The private offering was made pursuant to Regulation D, Rule 506 under the Securities Act. In accordance with Rule 506, (i) no general solicitation or general advertising was conducted in connection with the offering of the shares, (ii) all of the purchasers in the offering represented to Biophan that they were accredited investors, (iii) each purchaser was given the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain additional information, (iv) each purchaser represented that he had purchased the shares for his own account, for investment, and (v) the shares were issued with restrictive legends. In connection with this offering, we issued a total of 99,667 warrants at an exercise price of $1.00 per share, to three individuals for their services valued nominally at $10,000 in placing a portion of the offering.

Prospective investors were identified and contacted through existing relationships and personal contacts of Biophan's directors, officers and consultants. A total of 43 accredited investors purchased securities in the private placement. Prospective investors were provided with a private placement memorandum, subscription agreement and detailed investor questionnaire. Also, Biophan's annual, quarterly and other periodic reports filed with the SEC were made available to prospective investors. An individual's status as an accredited investor was determined by representations made in the subscription agreement and responses to the questionnaire regarding the person's income and net worth.

(e) Biomed has received a total of 1,180,000 warrants to purchase shares of Biophan common stock as follows:

    (i) On March 1, 2001, it received options to purchase 200,000 shares at an exercise price of $1.00, in consideration of management effort and expense, with an estimated fair value of $47,000, incurred on behalf of Biophan.

    (ii) On June 4, 2002, it received 100,000 warrants at an exercise price of $1.00 in consideration of the extension of the due date for the Transfer Agreement payment (for which Biophan recorded an expense of $72,000) and 75,000 warrants with an exercise price of $1.00 for the grant of the line of credit (for which Biophan recorded an expense of $54,000).

    (iii) On August 19, 2002, Biomed received 30,000 warrants in consideration of the increase in the line of credit commitment, and 275,000 warrants for additional extensions of the payment terms of the Transfer Agreement payment, together valued at $71,500. On that date, the exercise price for all 680,000 warrants then outstanding to Biomed was set at the lowest of (x) the closing bid price on June 4, 2002; (y) the closing bid price on the date of exercise; or
           (z) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date.

    (iv) On November 7, 2002, Biomed received warrants to purchase an additional 500,000 shares at an exercise price of $.50 per share, in consideration of the final extension of the Transfer Agreement payment, with an estimated fair value of $117,000, approved that day.

The number of warrants will be reduced by 16,667 for each month prior to June 1, 2005 that the Transfer Agreement obligation is paid in full. Each extension of the Transfer Agreement payment enabled us to retain the MRI-compatible technology that we acquired under the Transfer Agreement. In each forgoing case, the Board of directors determined, without the vote of Mr. Weiner, that the consideration received by the company was fair and adequate consideration for the warrants issued.

These warrant issuances were exempt from registration under Section 4(2) of the Securities Act. The warrants were issued in private transactions to one accredited investor that had access to all relevant information about Biophan, including annual and periodic filings with the SEC, necessary to evaluate its investment and who represented that it acquired the warrants without a view to distribution. There was no solicitation involved in this issuance of securities, rather the securities were issued pursuant to a contractual relationship.

(f) On June 4, 2002, Wilson Greatbatch received 150,000 warrants with an exercise price of $1.00 in consideration of the extension of the payment due under the Transfer Agreement(for which Biophan recorded an expense of $108,000). This issuance was exempt from registration under Section 4(2) of the Securities Act as it was made in a private transaction to one accredited investor who had access to all relevant information about Biophan, including annual and periodic filings with the SEC, necessary to evaluate his investment, and who acquired the warrants without a view to distribution. There was no solicitation involved in this issuance of securities, rather the securities were issued pursuant to a contractual relationship.

(g) Also in July, 2002, we issued warrants to purchase a total of 50,000 shares at an exercise price of $.39 per share to four individuals in consideration of certain investment banking services with an estimated fair value of $2,000. In November 2002, we issued an additional 71,572 warrants at $.16 to $.41 per share to three of those four individuals in consideration of services, with an estimated fair value of $18,000, in the nature of a finder in connection with a portion of the Regulation S offering and other loans to us. We relied on exemptions from registration under Section 4(2) of the Securities Act of 1933 because the issuances were in private transactions to a limited number of accredited or sophisticated persons who had access to all relevant information about Biophan, including annual and periodic filings with the SEC, necessary to evaluate their investment, and who represented they acquired the warrants without a view to distribution. There was no solicitation involved in this issuance of securities, rather the securities were issued pursuant to a contractual relationship for which the recipient of the securities provided services.

(h) During August and September 2002, we issued a total of 2,186,760 shares of common stock for gross cash proceeds of $515,397, less commissions and offering costs of $11,985. In connection with these transactions, we also issued 99,388 shares of common stock as additional commission with a value of $34,243. These shares were issued solely to nonaffiliated, non U.S. persons in offshore transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S.

(i) From September 2002 through January 6, 2003, we raised $1,385,275 by selling 5,541,100 shares at a per share price of $.25 to 123 accredited investors. Those investors also received warrants to purchase an additional 2,770,550 shares, half at an exercise price of $.25 per share and half at $.50 per share. In connection with this offering, we paid cash commissions of $107,503 and issued 258,006 shares, valued at $.25 per share, to finders in consideration of their placement of shares. This offering was exempt from registration under Regulation D, Rule 506 of the Securities Act of 1933, based upon the following facts:

    (i) the shares and warrants were sold only to accredited investors with whom Biophan or Westbay, its finder, had a pre-existing relationship;

    (ii) neither Biophan nor Westbay offered to sell the securities by any form of general solicitation or general advertising;

    (iii) no Regulation D offering took place within the six months prior to the commencement of the offering;

    (iv) each purchaser represented that he had purchased the securities for his own account, for investment; and

    (v)    the securities were issued with restrictive legends.

(j) On January 7, 2003, Biophan issued warrants to purchase 161,290 shares at $.31 per share to Boylan, Brown, Code, Vigdor & Wilson LLP, in consideration of the firm reducing its fees billed to Biophan for the preparation of this registration statement by $25,000. The board of directors determined that this was fair and adequate consideration. We relied on an exemption under
Section 4(2) of the Securities Act for this issuance as it did not constitute a public offering and because there was only one offeree; there was no general solicitation or advertising; the firm is considered a sophisticated investor and had access to the same kind of information about Biophan normally found in a prospectus or in annual and periodic filings with the SEC; the firm had a prior business relationship with Biophan and its officers and directors; the firm agreed to and received the options with the intent to hold the options and the shares underlying the options for investment and not with a view to distribution; and the options contained a restrictive legend.

(k) On December 18, 2002, we issued warrants to purchase 2,000,000 shares at $1.00 per share and 1,000,000 shares at $1.50 per share, to SBI USA, LLC as consideration for the execution of an agreement to provide financial advisory services with an estimated fair value of $20,000. We relied on an exemption from registration under Section 4(2) of the Securities Act. SBI was the only offeree; the terms of the issuance were negotiated at arms length; SBI is the U.S. investment banking arm of Softbank Investment Group, Japan, and as such, is a sophisticated investor; SBI was provided with Biophan's public filings, including its most recent 10K and 10Q. There was no solicitation involved in this issuance of securities, rather the securities were issued pursuant to a contractual relationship for which the recipient of the securities provided services. On April 25, 2003, Biophan and SBI terminated the financial advisory agreement, and SBI surrendered the warrants to Biophan without additional consideration.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.


Item 6. Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described in Item of this annual report.

We are currently in the development stage of operations and expect to be in that mode for the foreseeable future. Our primary mission is to develop and commercially exploit technologies for enabling cardiac pacemakers and other life sustaining medical devices to be safe and compatible with magnetic resonance imaging (MRI) and other equipment that generates powerful magnetic and radio frequency signals.

We have filed a registration statement with the SEC that has not as yet become effective. The principal purpose of this filing is to register 8,960,000 shares of our common stock to be sold to Spectrum Advisors under an equity line of credit agreement. We will receive proceeds only from draw-downs under the equity line of credit. We estimate that proceeds from potential sales of our stock to Spectrum Advisors under the equity line of approximately $2,688,000 will be sufficient to satisfy our cash requirements over the ensuing twelve months. If we are limited to the condition that Spectrum may not own more than 9.9% of the outstanding shares at any one time, we would be able to draw down only approximately $1,241,000 under the equity line. Accordingly, we would have to curtail some of our programs, reduce our expenses and renegotiate loans based on the available funds. Our estimate of the use of proceeds given each situation is as follows:

                                                     Proceeds from     9.9%
                                                       Spectrum     Limitation
                                                      ----------    ----------
          Research and product development            $  970,000    $  526,000
          Operating expenses, including
           administrative salaries and benefits,
            office expenses, rent expense, legal
             and accounting,publicity, investor
              relations                                  899,200       365,900
          Repay related party loans plus interest        475,000       150,000
          Commission on draw downs under equity line
           of credit                                     268,800       124,100
          Costs of registration                           75,000        75,000
                                                      ----------    ----------
                                                      $2,688,000    $1,241,000
                                                      ==========    ==========

The above table takes into consideration the cost of filing the aforementioned registration statement and includes legal, accounting and printing expenses and filing fees. Operating expenses are an estimate of expenditures we anticipate in operating our business, based on the level of funds realized from the line of credit.

We intend to pursue our research and product development activities, concentrating the major portion of our available resources on the shielding and filtering technologies for achieving MRI safe solutions. We have identified a core group of potential customers/development partners for our technology and continue to meet with these companies on a regular basis. We are obligated by confidentiality and nondisclosure agreements with the companies we are speaking with concerning potential relationships. We have received several term sheets from interested biomedical device manufacturers but have not accepted any of the offers at this time. However, our negotiations with these entities and our evaluation of their proposals is continuing.

Our goal is to enter into a development arrangement with one or more of these entities whereby the entity would provide financial and research support to further the commercialization of our technologies. In addition to seeking development arrangements with potential partners, we will continue to expand our technology portfolio by seeking to acquire complementary technologies through licensing arrangements with other third parties. Key members of our management team have and will continue to attend and present technical papers at industry trade conferences and to leaders in the pacing and medical device arena.

We estimate that our research and development plan will require approximately $970,000 of our funds over the next twelve months, or $526,000 if we are subject to the 9.9% limitation, dedicated to the following activities:

                                                     Proceeds from     9.9%
                                                       Spectrum     Limitation
                                                      ----------    ----------
      MRI Shielding for Active Medical Devices         $  344,000   $  311,000
      MRI Shielding for Passive Medical Devices           238,000      215,000
      Photonic Technology for Intraluminal MR Imaging     388,000        -0-
                                                       ----------   ----------
                                                       $  970,000   $  526,000
                                                       ==========   ==========

The MRI Shielding project entails the development of technology that may be applied to active medical devices such as pacemakers, drug pumps and others, and to passive medical devices such as biopsy needles, guidewires and others, to allow patients to undergo MRI diagnostics. The Intraluminal project involves the use of our photonic technology to develop products that improve the image quality and reduce the scan time of MRI diagnostic procedures.

Our photonic technology uses miniature electronic components to convert both power and data signals from electicity to light, thus eliminating the need for long wires inside the body. These wires are the source of unwanted heating and electrical charges that result from the magnetic and radio frequency fields used in MRI. Replacing wires with optical fibers eliminates these problems. Microcoils are a miniature version of MRI receiver coils that, rather than being external to the body as in traditional MRI, can be incorporated into a catheter and inserted inside the opening (or lumen) inside the body (thus "intraluminal microcoil"). The projects will be conducted in orderly phases, first demonstrating technical feasibility, then completing detailed product designs, verifying and validating the designs. A commercialization partner will be able to intersect at any stage of development of a project.

The related party loans include a $350,000 line of credit agreement with Biomed Solutions, LLC, which is a shareholder of Biophan and of which Michael
L. Weiner, our CEO, is a manager and part owner. Currently, $300,000 is outstanding under this agreement. The loan bears interest at 8% per annum and is due and payable in 10 equal consecutive monthly installments commencing upon the effectiveness of our current registration statement. Related party loans also include a loan of $143,570 from H. Deworth Williams, a less than 5% stockholder. This loan also bears interest at 8% per annum and is due on December 31, 2003.

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities, nor does the plan contemplate any significant change in the number of employees. We currently employ ten full-time individuals.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.
We currently are reviewing SFAS 143 and intend to implement it, if applicable, as of March 1, 2003.

In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121); however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale". SFAS 144 is effective for fiscal years beginning After December 15, 2001. The adoption of SFAS 144 did not have a material impact on our consolidated financial condition or results of operations.

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 and requires that certain modifications to capital leases be treated in the same manner as sale-leaseback transactions. SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS
144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We will implement SFAS 146 as of March 1, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 were applied as of February 28, 2003.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a "critical accounting estimate" because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Acquired Intangibles

Acquired intangibles are reviewed for impairment whenever events such as a significant industry downturn, product discontinuance, product disposition, technology obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, we compare the carrying amount of these assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. Our estimates of undiscounted and discounted future cash flows are dependent upon many factors, including general economic trends, industry trends, and technological developments. It is reasonably likely that future cash flows associated with these assets may exceed or fall short of our current estimates, in which case a different amount for our intangible assets and the related impairment charge would have resulted. If our actual cash flows exceed our estimates of future cash flows, there would be no change to our previously recognized impairment charge although, it may indicate that the amount of the impairment was greater than needed. If our actual cash flows are less than our estimates of future cash flows, we may need to recognize an additional impairment in future periods, which would be limited to the current carrying value of our acquired intangible assets.

Tax Valuation Allowance

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. We have established a full valuation allowance against our net deferred tax assets because our lack of revenues and our recurring losses as a development stage company cause our long term financial forecast to have enough uncertainty that we do not meet the standard of "more likely than not" that is required for measuring the likelihood of realization of net deferred tax assets. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, our valuation allowance will be adjusted. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize their full value.


Item 7.  Financial Statements

FINANCIAL STATEMENTS

BIOPHAN TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2003

                                  BIOPHAN TECHNOLOGIES, INC.AND SUBSIDIARIES
                                      (A Development Stage Company)


                                                                     CONTENTS
                                                            FEBRUARY 28, 2003
-----------------------------------------------------------------------------

Independent Auditor's Report                                              F-1


Consolidated Financial Statements:

   Balance Sheet                                                          F-2
   Statement of Operations                                                F-3
   Statement of Stockholders' Deficiency                                  F-4
   Statement of Cash Flows                                                F-5
   Notes to Consolidated Financial Statements                      F-6 - F-10




INDEPENDENT AUDITOR'S REPORT
------------------------------


To the Board of Directors
Biophan Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (a development stage company) as of February 28, 2003, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period then ended, and the amounts in the cumulative column in the consolidated statements of operations, stockholders' deficiency, and cash flows for the period from August 1, 1968 (date of inception) to February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2003 and the results of their operations and their cash flows for each of the two years in the period then ended and the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from August 1, 1968 to February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 10, 2003

Pg. F-1




                                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                 (A Development Stage Company)

                                                    CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
February 28, 2003
------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash                                                            $     48,935
  Investments in marketable securities                                 302,000
  Advances receivable                                                   10,127
  Due from related party                                                24,368
  Prepaid expenses                                                      90,923
------------------------------------------------------------------------------
    Total current assets                                               476,353
------------------------------------------------------------------------------
Fixed assets - at cost, net                                             63,232
------------------------------------------------------------------------------

Other assets:
  Intellectual property rights                                          70,000
  Security deposit                                                       2,933
  Deferred equity placement costs                                       70,538
  Deferred tax asset, net of valuation allowance of $2,120,000               -
------------------------------------------------------------------------------
                                                                       143,471
------------------------------------------------------------------------------
                                                                  $    683,056
==============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                           $    343,216
  Loan payable to stockholder                                          143,570
  Payable to related party                                             300,000
  Due to related party                                                   9,401
------------------------------------------------------------------------------
    Total current liabilities                                          796,187
------------------------------------------------------------------------------

Long-term payable to related party, less discount                       83,333
------------------------------------------------------------------------------


Stockholders' deficiency:
  Common stock - $.005 par value:
    Authorized, 60,000,000 shares
    Issued and outstanding, 37,634,693 shares                          188,173
    Additional paid-in capital                                       7,588,520
  Deficit accumulated during the development stage                  (7,973,157)
------------------------------------------------------------------------------
                                                                      (196,464)
------------------------------------------------------------------------------
                                                                  $    683,056
==============================================================================


            See notes to consolidated financial statements

Pg. F-2



                                             BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                           (A Development Stage Company)

                                                    CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------

                                                                            Period from
                                                                              August 1,
                                                                            1968 (date of
                                                Year ended    Year ended    inception) to
                                                February 28,  February 28,  February 28,
                                                  2003            2002          2003
----------------------------------------------------------------------------------------
Operating expenses:
  Salaries and related                      $    648,304    $    461,629    $  1,169,794
  Research and development                     1,373,124         949,124       2,435,292
  Professional fees                              522,115       1,310,916       1,871,716
  Write-down of intellectual property rights      40,000                         530,000
  General and administrative                     582,174         475,520       1,084,254
----------------------------------------------------------------------------------------

Operating loss                                (3,165,717)     (3,197,189)     (7,091,156)
----------------------------------------------------------------------------------------

Other income (expense):
  Interest expense                              (447,853)       (540,543)     (1,001,396)
  Interest income                                 17,083          26,061          44,763
  Other income                                   187,040          42,035         229,075
  Other expense                                  (28,805)        (36,281)        (65,086)
----------------------------------------------------------------------------------------

Total other expenses, net                       (272,535)       (508,728)       (792,644)
----------------------------------------------------------------------------------------

Loss from continuing operations               (3,438,252)     (3,705,917)     (7,883,800)

Loss from discontinued operations                                                (89,357)
----------------------------------------------------------------------------------------

Net loss                                    $ (3,438,252)   $ (3,705,917)   $ (7,973,157)
========================================================================================
Loss per common share - basic and diluted   $      (0.11)   $      (0.14)
========================================================================================
Weighted average shares outstanding           31,731,051      27,000,962
========================================================================================


            See notes to consolidated financial statements


Pg. F-3



                                                      BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                    (A Development Stage Company)

                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
-------------------------------------------------------------------------------------------------
Period from August 1, 1968 (date of inception) to February 28, 2003
-------------------------------------------------------------------------------------------------
                                                                         Deficit
                                                                        Accumulated
                                                              Additional During the Stockholders'
                                              Number   Common  Paid-in  Development    Equity
                                             of Shares  Stock   Capital  Stage      (Deficiency)
-------------------------------------------------------------------------------------------------
1969 - 14,130 shares issued for services
 for $.05 per share                           14,130 $      70 $      637              $     707

1970 - 1,405,000 shares issued for mining
 rights for $.05 per share                 1,405,000     7,025     63,225                 70,250

1970 - 55,500 shares issued for services
 for $.05 per share                           55,500       278      2,497                  2,775

1973 - 10,000 shares issued for services
 for $.05 per share
                                              10,000        50        450                    500

1976 - 500 shares issued for services
 for $.05 per share
                                                 500         3         22                     25

1978 - 12,000 shares issued for services
 for $.05 per share
                                              12,000        60        540                    600

1980 - 225,000 shares issued for services
 for $.05 per share
                                             225,000     1,125     10,125                 11,250

1984 - 20,000 shares issued for services
 for $.05 per share
                                              20,000       100        900                  1,000

1986 - 10,000 shares issued for services
 for $.05 per share
                                              10,000        50        450                    500

1990 - 10,000 shares issued for services
 for $.05 per share                           10,000        50        450                    500

1993 - 25,000 shares issued for services
 for $.05 per share
                                              25,000       125      1,125                  1,250

Net loss from inception through
 February 28, 1998                                                             (89,357)  (89,357)
-------------------------------------------------------------------------------------------------

Balance at February 28, 1998               1,787,130     8,936     80,421      (89,357)        -


1999 - 10,000 shares issued for services
 for $.05 per share                           10,000        50        450              $     500

1999 - 1,000,000 shares issued for services
 for $.005 per share
                                           1,000,000     5,000                             5,000

Net loss for the year ended
 February 28, 1999                                                              (5,500)   (5,500)
-------------------------------------------------------------------------------------------------

Balance at February 28, 1999               2,797,130    13,986     80,871      (94,857)        -


2000 - 1,000,200 shares issued
 for services for $.005 per share
                                           1,000,200     5,001                             5,001


            See notes to consolidated financial statements

Pg. F-4



                                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                   (A Development Stage Company)

                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
-------------------------------------------------------------------------------------------------
Period from August 1, 1968 (date of inception) to February 28, 2003
-------------------------------------------------------------------------------------------------

                                                                         Deficit
                                                                        Accumulated
                                                              Additional During the Stockholders'
                                              Number   Common  Paid-in  Development    Equity
                                             of Shares  Stock   Capital    Stage     (Deficiency)
-------------------------------------------------------------------------------------------------
Net loss for the year ended
 February 29, 2000                                                             (5,001)    (5,001)
-------------------------------------------------------------------------------------------------
Balance at February 29, 2000               3,797,330    18,987     80,871      (99,858)        -

2000 - 250,000 shares issued for services
 for $.005 per share
                                             250,000     1,250                             1,250

2000 - Expenses paid by stockholder                                2,640                   2,640

2000 - 10,759,101 shares issued for
 acquisition of Antisense Technology,
  Inc.                                    10,759,101    53,795    121,205                175,000

2000 - 10,759,101 shares issued for cash
 for $.005 per share                      10,759,101    53,796    121,204                175,000

Net loss for the year ended
 February 28, 2001                                                           (729,130)  (729,130)
-------------------------------------------------------------------------------------------------

Balance at February 28, 2001              25,565,532   127,828    325,920    (828,988)  (375,240)

2001 - 2,399,750 shares issued for cash
 for $1.00 per share                       2,399,750    11,999  2,387,751              2,399,750

2001 - 468,823 shares issued for interest    468,823     2,344    466,479                468,823

2001 - Redemption of 200,000 shares         (200,000)   (1,000)                           (1,000)

2001 - 1,315,334 shares issued upon
 conversion of bridge loans at $.75
  per share                                1,315,334     6,576    979,924                986,500

2001 - Offering costs associated with
 share issuances for cash                                        (254,467)              (254,467)

2002 - Grant of stock options for services                        702,800                702,800

Net loss for the year ended
 February 28, 2002                                                         (3,705,917)(3,705,917)
-------------------------------------------------------------------------------------------------

Balance at February 28, 2002              29,549,439   147,747  4,608,407  (4,534,905)   221,249

2002 - Shares issued for cash for
  $.34 per share                             993,886     4,969    337,461                342,430
2002 - Shares issued for cash for
  $.15 per share                           1,192,874     5,964    167,002                172,966
2002 to 2003 - Shares issued for cash for
  $.25 per share                           5,541,100    27,706  1,357,569              1,385,275
2002 to 2003 - Shares issued as commissions
  on offerings                               357,394     1,787     (1,787)                     -
2002 to 2003 Cash commissions on offerings                       (119,488)              (119,488)
Offering costs                                                    (45,644)               (45,644)
Grant of stock options for services                               485,000                485,000
Intrinsic value of beneficial conversion feature
  of note payable and MRI liability                               800,000                800,000
Net loss for the year ended
  February 28,2003                                                         (3,438,252)(3,438,252)
------------------------------------------------------------------------------------------------
Balance at February 28, 2003              37,634,693 $ 188,173 $7,588,520 $(7,973,157) $(196,464)
=================================================================================================


            See notes to consolidated financial statements


Pg. F-5



                                             BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                           (A Development Stage Company)

                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------

                                                                                    Period from
                                                                                      August 1,
                                                                                    1968 (date of
                                                           Year ended   Year ended  inception) to
                                                           February 28, February 28, February 28,
                                                              2003          2002          2003
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                $(3,438,252) $(3,705,917) $(7,973,157)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                              25,601      14,762        40,530
     Realized and unrealized losses on marketable securities   28,805      38,143        66,948
     Amortization of interest on convertible notes payable    383,333           -       383,333
     Write-down of intellectual property rights                40,000           -       530,000
     Amortization of discount on payable to related party           -      62,000        75,000
     Issuance of common stock for services                          -                   101,108
     Issuance of common stock for interest                                468,823       468,823
     Grant of stock options for services                      485,000     702,800     1,187,800
     Expenses paid by stockholder                                   -           -         2,640
     Changes in operating assets and liabilities:
      Increase in advances receivable                         (10,127)          -       (10,127)
      Increase in due from related parties                    (24,368)          -       (24,368)
      (Increase) decrease in prepaid expenses                     896     (91,819)      (90,923)
      Increase in security deposits                                 -      (2,933)       (2,933)
      Increase in accounts payable and accrued expenses       214,176      18,184       329,885
      Decrease in due to related parties                       (6,948)   (153,787)      (34,095)
-------------------------------------------------------------------------------------------------
       Net cash used in operating activities               (2,301,884) (2,649,744)   (4,949,536)
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of fixed assets                                    (7,951)    (90,811)     (103,762)
  Sales of marketable securities                              540,000     377,270       917,270
  Purchases of marketable securities                         (302,000)   (984,218)   (1,286,218)
-------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities    230,049    (697,759)     (472,710)
-------------------------------------------------------------------------------------------------

Cash flow from financing activities:
  Proceeds of bridge loans                                          -     986,500       986,500
  Loan from stockholder                                       143,570           -       143,570
  Line of credit borrowing from related party                 300,000                   300,000
  Net proceeds from sales of capital stock                  1,735,539   2,201,110     4,111,649
  Deferred equity placement costs                             (70,538)          -       (70,538)
-------------------------------------------------------------------------------------------------
       Net cash provided by financing activities            2,108,571   3,187,610     5,471,181
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           36,736    (159,893)       48,935

Cash and cash equivalents at beginning of period               12,199     172,092             -
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $    48,935  $   12,199    $   48,935
=================================================================================================

Supplemental schedule of noncash investing and financing activities:

   Intellectual property acquired through issuance of common
     stock and assumption of related party payable                                  $     175,000
=================================================================================================

   Acquisition of intellectual property rights                                      $     425,000
=================================================================================================
   Issuance of common stock upon conversion of bridge loans             $  986,500  $     986,500
=================================================================================================


            See notes to consolidated financial statements

Pg. F-6

                                    BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2003
-------------------------------------------------------------------------------

1.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan") and its wholly owned subsidiaries, LTR Antisense Technology, Inc. ("Antisense")and MRIC Drug Delivery Systems, LLC ("MRIC") (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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


Pg. F-7




                                    BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2003
-------------------------------------------------------------------------------

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

Depreciation of fixed assets is provided by the straight- line method over the estimated useful lives of the related assets. Amortization of acquired intellectual property rights is provided by the straight-line method over 17 years. Costs for internally developed intellectual property rights with indeterminate lives are expensed as incurred.

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

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share, as the effect would be antidilutive.

The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and loss per common share would have been as follows:

Year ended February 28,                             2003           2002
-----------------------------------------------------------------------
Net loss - as reported                        $3,438,252     $3,705,917

Add: Stock-based employee compensation
 Expense included in reported net loss,
 net of related tax effects                      458,000        268,000

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects          524,000        280,000
-----------------------------------------------------------------------
Net loss - pro forma                          $3,372,252     $3,693,917
=======================================================================
Basic and diluted loss
 per share - as reported                      $      .11     $      .14
=======================================================================
Basic and diluted loss
 per share - pro forma                        $      .11     $      .14
=======================================================================

The Company's assumptions used to calculate the fair values of options issued during the year ended February 28, 2003 were (i) risk-free interest rates of 3.05% through 4.75%, (ii) expected lives of 5 to 10 years, (iii) expected volatility of 90%, and (iv) expected dividends of zero.

The Company's assumptions used to calculate the fair values of options issued during the year ended February 28, 2002 were (i) risk-free interest rates of 4.27% and 4.87%, (ii) expected life of nine years, (iii) expected volatility of 90.%, and (iv) expected dividends of zero.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.


Pg. F-8




                                    BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2003
-------------------------------------------------------------------------------


2.  INVESTMENTS IN MARKETABLE SECURITIES:

    Investments in trading securities are summarized as follows at February 28, 2003:

                                                          Gross
                                                        Unrealized      Fair
                                               Cost      Gain/Loss      Value
    -------------------------------------------------------------------------
    Corporate debt securities                $302,000      $  -       $302,000
    ==========================================================================
    There were no unrealized holding losses on trading securities for the year ended February 28, 2003.

3.  PREPAID EXPENSES:

Prepaid expenses at February 28, 2003 consist of the following:

       Prepaid consulting fees                         $ 53,933
       Prepaid insurance                                 18,865
       Prepaid supplies                                  18,125
                                                       --------
                                                       $ 90,923
                                                       ========


4.  FIXED ASSETS:

Fixed assets, at cost, consist of the following:

                                                                  Depreciation/
                                                                  Amortization
                                                                     Period
                    -----------------------------------------------------------
                    Furniture & Equipment              $39,320        5-7 years
                    Computers                           10,283          5 years
                    Internet Web site                   54,159          7 years
                    -----------------------------------------------------------
                                                       103,762
                    Less accumulated depreciation      (40,530)
                    -----------------------------------------------------------
                                                       $63,232
                    ===========================================================

Depreciation expense for the years ended February 28, 2003 and 2002 amounted to $25,601 and $14,762, respectively. Depreciation expense for the period from August 1, 1968 (Date of Inception) to February 28, 2003 was $40,530.


5.  INTELLECTUAL PROPERTY RIGHTS:

Intellectual property rights were acquired on December 1, 2000 and encompass two areas: (1) The utilization of new proprietary technology to prevent implantable cardiac pacemakers and other critical and life-sustaining medical devices from being affected by MRI and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference ("EMI"), and (2) the use of proprietary antisense gene therapy technology to inhibit the spread of human immunodeficiency virus (HIV-1) infection in conjunction with the use of lentiviral vectors. In the current year ended February 28, 2003, the stated cost value of the gene technology rights in the amount of $40,000 was written off. The Company has discontinued its development efforts in this area.


6.  LOAN AGREEMENTS:

In June 2002, the Company signed a Loan Agreement with a shareholder providing for borrowings of up to $400,000 with interest payable at 8% per annum. Principal and accrued interest become due and payable on December 31, 2003. At February 28, 2003, $143,570 had been borrowed under this Agreement.

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

On August 19, 2002, the Line was increased by $100,000 and the expiration date thereof was extended to August 19, 2003. The payment date of amounts borrowed under the original Line was extended to December 1, 2002. In consideration for the increase in the Line, Biomed received 30,000 additional warrants to purchase shares of restricted common stock at a price dependent on the selling price of the Company's stock, as defined. The exercise price of the warrants issued to Biomed in exchange for the increase in the line of credit to $350,000 and the extension of the payment date to December 1, 2002 is the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. The fair value of the warrants - in accordance with guidance provided by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation - was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.25; no dividend yield; volatility factor of the expected market price of the company's common stock of 0.0%, and an expected life of 2.8 years. The value attributed to the warrants was insignificant. As a result, these warrants have been allocated no value. The Company has drawn an additional $50,000 under the Line, which was also fully discounted as a result of the beneficial conversion feature, which was recorded as additional paid-in capital. At February 28,2003, the Company has borrowed $300,000 in aggregate under the Line.

Under the Transfer Agreement dated December 1, 2000, the Company incurred a liability ("MRI technology purchase liability payable") of $500,000 (including interest of $75,000) to Biomed in connection with the acquisition of the MRI intellectual property rights described in Note 4. Biomed maintains a security interest in the underlying patents until the liability is satisfied. The intellectual property rights will revert to Biomed if the Company does not satisfy the liability by June 1, 2004. The stated liability bears interest at an annual rate of 8%. The balance of the MRI technology purchase liability payable at February 28, 2002 is $500,000.

At February 28, 2003, the principal amounts of the Company's obligations approximated their estimated fair values based upon current borrowing rates for similar issues.

In December 2002, in consideration for extending the maturity date to June 1, 2004 and for prior extensions, the Company and Biomed agreed to make the $500,000 MRI technology purchase liability payable to Biomed convertible at Biomed's election into shares of the Company's common stock at a price dependent on the selling price of the Company's stock, as defined, but below market. Consequently, the intrinsic value of the beneficial conversion feature of the liability was recorded as a discount, such that the full $500,000 was discounted, with a corresponding increase to additional paid-in capital.


7.  STOCKHOLDERS' EQUITY:

In July and August 2002, the Company entered into finder's agreements for the sale of restricted common stock to foreign investors pursuant to the exemption from registration provided in Regulation S of the 1933 Securities Act. The Company issued a total of 2,186,760 shares of stock for aggregate net proceeds of $491,034 under these agreements.

Effective August 22, 2002, the Company entered into a finder's agreement with a domestic consulting firm providing for the sale of restricted shares of common stock pursuant to Regulation D under the Securities Act. The finder receives a cash fee of 10% plus stock. The Company issued a total of 5,541,100 shares of stock for aggregate net proceeds of $1,244,505.

During November 2002, the Company entered into a Stock Purchase Agreement with an institutional investor whereby the Company agreed to sell up to $3,000,000 of the Company's common stock. The agreement requires the Company to file with the Securities and Exchange Commission ("SEC") a Registration Statement covering the shares issuable under this agreement. The Company can begin selling shares to the purchaser immediately after the SEC declares the above-mentioned Registration Statement effective. The Company is in the process of filing for registration.


8.  COMMITMENTS:

The Company is obligated under an operating lease for office space expiring September 30, 2004. The Company may terminate the lease upon ninety days prior
written notice to the landlord.   The aggregate minimum future payments under
this lease are payable as follows:

                    Year ending February 28,
                              2004                                  $ 46,783
                              2005                                    25,083
                    --------------------------------------------------------
                                                                    $ 71,866
                    ========================================================

Rent expense charged to operations under this operating lease aggregated $51,321 and $14,667 for the years ended February 28, 2003 and 2002, respectively. Rent expense charged to operations for the period from August 1, 1968 (Date of Inception) to February 28,2003 was $65,988.


9.  RELATED PARTY TRANSACTIONS:

Biomed and another related party paid expenses on behalf of the Company aggregating $128,411 and $253,014 during the years ended February 28, 2003 and 2002, respectively, and $551,561 for the period August 1, 1968 through February 28, 2003. At February 28, 2003, the balance due from a related party is $24,368 and the balance due to a separate related party is $9,401. The amounts due from and to the related parties do not bear interest, and the Company expects to collect and repay these respective balances during the next 12 months.

10.  STOCK-BASED COMPENSATION PLAN:

The Company has a stock option plan (the "Plan") which provides for the granting of nonqualified or incentive stock options ("ISO") to officers, key employees, non-employee directors and consultants. The Plan authorizes the granting of options to acquire up to 2,500,000 common shares. ISO grants under the Plan are exercisable at the market value of the Company's stock on the date of such grant. Nonqualified option grants under the Plan are exercisable at amounts determined by the board of directors. All options under the Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant. Additionally, the Plan provides for the granting of restricted stock to officers and key employees.

     The following table summarizes activity in stock options:


                                                            Weighted-
                                                              average
                                                             Exercise
                                               Options          Price
          -----------------------------------------------------------
          Outstanding at March 1, 2001             -              -

          Granted                            1,779,997       $    .51

          Forfeited                                -              -

          Exercised                                -              -
          -----------------------------------------------------------
          Outstanding at February 28, 2002   1,779,997       $    .51

          Granted                              739,998            .42

          Forfeited                             30,000            .50

          Exercised                                -              -
          -----------------------------------------------------------
          Outstanding at February 28, 2003   2,489,995       $    .48
          ===========================================================

          Weighted-average fair value of
           options granted during the year
           ended February 28, 2003 and 2002,
           respectively                         $  .33        $   .90
          ===========================================================


          The following table summarizes information about stock options outstanding and exercisable at February 28, 2003:

                                   Options Outstanting            Options Exercisable
                           -----------------------------------   ----------------------
                                         Weighted
                                          Average    Weighted-                Weighted-
                                         Remaining    Average                  Average
            Range of        Number      Contractual  Exercise       Number     Exercise
          Exercise Price  Outstanding       Life       Price      Exercisable    Price
          ----------------------------------------------------------------------------
           $.10 - $.43       940,000     7.50 years      $.33        546,666      $.27

           $.50 - $1.00    1,549,995     7.64 years      $.58      1,017,995      $.62
          ----------------------------------------------------------------------------
           $.10 - $1.00    2,489,995     7.58 years      $.48      1,564,661      $.50

Pg. F-9




                                    BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              February 28, 2003
-------------------------------------------------------------------------------

At February 28, 2003, 10,005 shares of common stock were reserved for future issuance of stock options.

11.  INCOME TAXES:

As of February 28, 2003, the Company had net operating loss carryforwards of approximately $5,706,000 for federal income tax purposes, which expire through 2023.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                     Year Ended February 28,                    2003       2002
                    -----------------------------------------------------------
                    Tax benefit at U.S. statutory rates         34 %       34 %
                    Increase in valuation allowance            (34)%      (34)%
                    -----------------------------------------------------------
                                                                -0-%       -0-%
                    ===========================================================

Deferred tax asset is comprised of the following:

                    February 28, 2003
                    -----------------------------------------------------------
                    Net operating loss carryforwards                $1,940,000
                    Write-down of intellectual property rights         180,000
                    -----------------------------------------------------------

                    Total deferred tax asset                         2,120,000
                    Valuation allowance                             (2,120,000)
                    -----------------------------------------------------------

                    Net deferred tax asset                          $      -0-
                    ==========================================================


F-10


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.



                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The officers and directors of Biophan are as follows:

Name                     Age     Title

Guenter H. Jaensch       64      Chairman of the Board
Michael L. Weiner        55      Director, Chief Executive Officer, President
Robert J. Wood           64      Vice-President, Treasurer, Chief Financial
                                 Officer
David A. Miller          48      Secretary
Stuart G. MacDonald      54      Vice-President-Research and Development
Jeffrey L. Helfer        50      Vice-President-Engineering
Robert S. Bramson        64      Director
Steven Katz              55      Director
Ross B. Kenzie           71      Director


The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors may be filled by majority vote of the remaining Directors. Officers serve at the will of the Board of Directors.

Guenter H. Jaensch, PhD is the former Chairman and CEO of Siemens Pacesetter, Inc., a manufacturer of pacemakers. During his more than twenty-five years at Siemens, Dr. Jaensch held various senior executive positions prior to running Siemens Pacesetter, including President of Siemens Communications Systems, Inc. from August 1983 to March 1985, Chairman and President of Siemens Corporate Research and Support, Inc., from April 1982 to September 1991 and Chairman and CEO of Siemens Pacesetter, Inc. and Head of the Cardiac Systems Division of Siemens AG Medical Engineering Group from October
1991 to September 1994. Dr. Jaensch holds a Masters Degree in Business Administration and a Ph.D. in Business and Finance from the University of Frankfurt and taught business and statistics at the University prior to joining Siemens in 1969. In 1994, he joined St. Jude Medical as Chairman and CEO of Pacesetter, Inc., a St. Jude Medical Company, and retired in 1995 to manage his personal investments. Since December 1997 he has been a director of MRV Communications, a publicly traded company which is a leading company in the fiber optic technology business. Dr. Jaensch has been a director of Biophan since March 2002.

Michael L. Weiner began his career at Xerox Corporation in 1975, where he served in a variety of capacities in sales and marketing, including manager of software market expansion and manager of sales compensation planning. In 1985, after a ten year career at Xerox, Mr. Weiner founded Microlytics, a Xerox spin-off company which developed technology from the Xerox Palo Alto Research
Center into a suite of products with licenses to many companies. In January 1995, Weiner co-founded and became CEO of Manning & Napier Information Services, a Rochester-based company providing patent analytics, prior art searches, and other services. He held this position until January of 1999. In

February 1999 he formed Technology Innovations, LLC, to develop and expand certain intellectual property assets. In August, 2000, Technology Innovations, LLC created a subsidiary, Biomed Solutions, LLC, to pursue certain biomedical and nanotechnology opportunities. Mr. Weiner serves on the Boards of Biomed Solutions, LLC, Technology Innovations, LLC, Speech Compression Technologies, LP (an R&D partnership commenced in 1989 to pursue compression technologies), Nanoset, LLC, and Nanocomp, LLC. Mr. Weiner holds six issued patents invented prior to the formation of Biophan which are owned by other companies that employed Mr. Weiner prior to the formation of Biophan. These patents do not involve technology that is competing or will compete with Biophan. Mr. Weiner has been CEO and a director of Biophan since December 2000.

Robert J. Wood is a Certified Public Accountant with extensive experience in public accounting and business consulting. He began his career at Price Waterhouse & Co. in 1962 after graduating from St. John Fisher College with a B.B.A. in Accounting. From 1973 to 2000, he was consecutively owner/partner of Metzger, Wood & Sokolski, CPAs (through December 1985), Mengel, Metzger, Barr & Co., LLP (through December 1990), and Wood & Company, CPAs, P.C. (through November 2000), all in Rochester, New York. In December 2000, his practice was acquired by a regional CPA firm, Eldredge, Fox and Porretti, LLP and he was engaged in business consulting until joining Biophan as full-time Chief Financial Officer in August 2001. He is a member of the New York State Society of Certified Public Accountants. A portion of Mr. Wood's time is spent assisting with the fiscal management of Biomed Solutions, LLC, a related company, for which Biophan is reimbursed.

David A. Miller was self employed from January 1998 until June 2001.
Since June 2001 he has been employed by Biophan. From January 1998 through June 2000 Mr. Miller managed a retail outlet for his family's antique, gold and jewelry business. Additionally, from January 1998 until June 2001 he operated a business providing office support services. Mr. Miller has been an SEC Edgar system filing agent since November 1999. Mr. Miller has been associated with us since 1996. He has held the office of Corporate Secretary since January 30, 1999. During the period from April 22, 1998 until December 1, 2000 we were inactive. Mr. Miller provided office space for us and performed duties associated with maintaining our corporate existence. His duties included preparing and filing documents with applicable governmental agencies, maintaining stock records, stockholder relations, keeping minutes of Board of Directors and stockholder meetings and electronically filing periodic and special reports with the SEC. Since December 1, 2000 Mr. Miller has served in a similar manner consistent with the requirements of the office of Corporate Secretary. He served on the Board of Directors from April 22, 1998 until February 1, 2001 and held the offices of Vice-President and Treasurer from April 22, 1998 until December 1, 2000.

Stuart G. MacDonald is experienced in research and development with a broad engineering and science background, emphasizing a systems approach to developing complex technology. From January 1995 through December 2000, Mr. MacDonald was employed at Ortho-Clinical Diagnostics, a Johnson & Johnson company, in Rochester, New York, holding the position of Director-Engineering from 1996 to mid-1997 and Vice-president, Clinical Lab Instrumentation R & D from mid-1997 through December 2000. He was responsible for overall management of the R&D group, including personnel, administration and financial performance. He worked at Eastman Kodak Company from 1971 to 1994, rising to the position of Assistant Director, Clinical Diagnostic Research Labs. Mr. MacDonald has a B.S. in Mechanical Engineering and Masters of Engineering degree from Cornell University. He is also licensed as a professional engineer by the State of New York. Mr. MacDonald was employed by Biophan as Vice-President-Research and Development in January 2001. A portion of Mr. McDonald's time is spent assisting with the research program of Biomed Solutions, LLC, a related company, for which Biophan is reimbursed.

Jeffrey L. Helfer's background includes 28 years in new product and technology development, systems management, new business development, and regulatory affairs, having served in a number of positions at Eastman Kodak Company for 19 years until November 1994 and from December 1994 to September 2001 at Ortho-Clinical Diagnostics (OCD) in Rochester, New York, a Johnson & Johnson company. Most recently, he was program director within OCD's Product Development and Program Management Center of Excellence, where he was responsible for systems management of OCD's next-generation clinical chemistry platform. He also held positions as Program Director and Director of Regulatory Affairs from April 2000 to September 2001, Director of Engineering from January 1997 to March 2000, Director of New Business Development from February 1995 to December 1996, and headed up multiple international and corporate initiatives to improve product performance and business processes. He holds a B.S. from Rochester Institute of Technology and an M.S. from the University of Rochester, both in Mechanical Engineering. Mr. Helfer is a Johnson & Johnson certified Design for Six Sigma Black Belt and a New York State Professional Engineer. Mr. Helfer was employed by Biophan as Vice-President-Engineering in October 2001. A portion of Mr. Helfer's time is spent assisting with the research program of Biomed Solutions, LLC, a related company, for which Biophan is reimbursed.

Robert S. Bramson is an engineer and patent attorney and since 1996 has been a partner in Bramson & Pressman, a law firm that focuses on patent and technology licensing matters. Since 1996 he has also been President of VAI Management Corp., a consulting firm that specializes in patent and technology licensing. He is former head of the Computer and Technology law group of Schnader, Harrison, Segal & Lewis (where he worked from 1968 to 1989); former Vice President and General Patent and Technology Counsel for Unisys (from 1989 to 1990); founder and former CEO of InterDigital Patents Corporation, a patent licensing company (from 1992 to 1995); former Licensing Counsel for Abbott Laboratories (from 1963 to 1966); and has been Adjunct Professor of Patent Law, Computer Law and (presently) Licensing Law at Temple Law School, Rutgers Law School and Villanova Law School at different times (from 1980 to date). Mr. Bramson has been a director of Biophan since July 2001.

Steven Katz is President of Steven Katz & Associates, Inc., a technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing since 1982. From January 2000 until October 2001, Mr. Katz was President and Chief Operating Officer of Senesco Technologies, Inc., a public company engaged in the development of proprietary genes with application to agro-biotechnology. From 1983 to 1984 he was the co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a biomaterials company. Prior to S.K.Y. Polymers, Inc., Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1980 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelor of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Board of Directors of USA Technologies, Inc., a publicly held corporation, and several other private companies. Mr. Katz has been a director of Biophan since July 2001.

Ross B. Kenzie is a former Chairman and Chief Executive Officer of
Goldome Bank, from which he retired in June 1989. He was previously Executive Vice President of Merrill Lynch & Co., in the New York worldwide headquarters, and is a former member of the Merrill Lynch & Co. Board of Directors. He is a former Director of the Federal Home Loan Bank of New York (from 1984 to 1988) and served on the boards of the National Council of Savings Institutions (from 1982 to 1986), the Federal Reserve Bank of New York, Buffalo Branch (from 1985 to 1987), and the Savings Banks Association of

New York State (from 1984 to 1987). Mr. Kenzie was a Director of Millard Fillmore Hospitals (from 1982 to 1995)and is currently Past Chairman
Emeritus. He served on the Board of the Kaleida Health, Education and Research Foundation (from 1998 to 2000) and is currently on its Investment Committee. He was a Director of the Health Systems Agency of Western New York (from 1988 to 1991), and was a member of the Western New York Commission on Health Care Reform (from 1987 to 1990). Mr. Kenzie was a member of the College Council of the State University College at Buffalo (from 1981 to 1998) and served as Chairman. He was a Director of the College's Foundation and a member of its Finance Committee (from 1984 to 1998) and is currently on its Investment Committee. He served on the Council of the Burchfield-Penney Art Center (from 1990 to 2001) and the Albright Knox Art Gallery (from 1983 to
1985). He is also a member of the Board, and the Chairman of the Investment Committee of the State University at Buffalo Foundation. Mr. Kenzie currently serves on the boards of several companies including the publicly held Rand Capital Corporation and many entrepreneurial ventures that are privately held, including the Boards of Members of Biomed Solutions LLC and Technology Innovations, LLC. Mr. Kenzie has been a director of Biophan since December 2000.

Committees

The Board of Directors has an Audit Committee consisting of Messrs. Bramson, Katz and Kenzie and a Compensation Committee consisting of Messrs. Bramson, Katz and Kenzie. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Compensation Committee makes recommendations to the Board regarding executive and employee compensation and benefits.

Compensation of the Board of Directors

Non-management directors are paid an annual cash fee of $3,500 and a per-meeting fee of $1,000. In addition, non-management directors receive options under our Stock Option Plan described below. All directors are reimbursed reasonable expenses incurred in attending Board meetings. We maintain directors and officers liability insurance.

Conflicts of Interest:

Messrs. MacDonald, Helfer and Wood each spends a portion of his time on the business affairs of Biomed for which Biomed reimburses Biophan a percentage of their salary and benefits. Our Board of Directors periodically reviews this arrangement on a regular basis. Currently, Biomed reimburses
Biophan for approximately 20% of the time of MacDonald, Helfer and Wood.   The
Board of Directors does not believe that any conflicts of interest arise as a result of this policy, but it monitors the relationship on an ongoing basis.

Michael Weiner devotes essentially his full business time to our company.
His employment agreement with Biophan requires a majority of his time, allowing him to attend to certain administrative duties of Technology Innovations, its subsidiary, Biomed Solutions, and Speech Compression Technologies, LP, an R&D partnership holding certain assets. Mr. Weiner is a member and the manager of Biomed and of Technology Innovations. Ross Kenzie, one of the Biophan directors, is on the Board of Members of Technology Innovations and Biomed. Biomed is in the business of identifying and acquiring technologies in the biomedical field for exploitation; it is a creditor of our company pursuant to the Line of Credit Note; and it has the right to reacquire the MRI-compatible technology which it sold to us if payments are not made when due. Due to these opposing roles, conflicts of interest could arise as to the enforcement of Biomed's rights under the Line of Credit Note, the determination of which entity will acquire a particular technology and the enforcement of its rights to the MRI-compatible technology under the Transfer Agreement.

Biomed is an investor in Nanoset, and Mr. Weiner serves on the board of Nanoset. Subsequent to the formation of Nanoset and Mr. Weiner's joining their board, Mr. Weiner learned that the nanomagnetic particle technology held by Nanoset might be applicable to the MRI safety goals of Biophan. Mr. Weiner brought this technology to the attention of Biophan which eventually licensed the technology from Nanoset. Biomed holds a 33% interest in Nanoset. Biophan's license agreement with Nanoset was negotiated based on arms-length negotiations. Mr. Weiner and Mr. Kenzie each abstained from voting on whether to approve the license agreement.

Biomed has agreed that all intellectual property developed by the employees of Biomed that is in the area of MRI Safe and/or Image Compatible Technology (the "MRI Technology") and HIV Antisense shall be assigned to Biophan. Per this agreement, MRI Technology means the technology necessary to enable medical devices resistant to radio frequency and static and gradient electromagnetic fields produced by magnetic resonance imaging machines. HIV Antisense is a method of treating HIV.

Our independent directors will make all determinations and decisions relating to the issue involving Biomed described above, without the vote of either Mr. Weiner or Mr. Kenzie. In addition, the Board will act to ensure that Mr. Weiner and Mr. Kenzie discharge their obligations to Biophan in accordance with their fiduciary duties to Biophan.

Limitation on Liability of Directors

Under Nevada Revised Statutes Section 78.138, a director or officer is generally not individually liable to the corporation or its shareholders for any damages as a result of any act or failure to act in his capacity as a director or officer, unless it is proven that:

    * his act or failure to act constituted a breach of his fiduciary duties as a director or officer; and

    * his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

This provision is intended to afford directors protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director. As a consequence of this provision, stockholders of Biophan will be unable to recover monetary damages against directors for action taken by them that may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's fiduciary duty and does not eliminate or limit the right of Biophan or any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty.

As permitted by Nevada law, Biophan's By-Laws include a provision which provides for indemnification of a director or officer by us against expenses, judgments, fines and amounts paid in settlement of claims against the director or officer arising from the fact that he was an officer or director, provided that the director or officer acted in good faith and in a manner he or she believed to be in or not opposed to our best interests. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Scientific Advisory Board

From time to time, we call upon the advice of members of our Scientific Advisory Board who currently serve without fixed cash compensation but are each entitled to receive 8,333 options upon completion of each year of membership. The members of our Board are:

Bradford C. Berk, M.D., Ph.D.- Since 1998, Dr. Berk has been Director, Center of Cardiovascular Research; Paul N. Yu Professor and Chief of Cardiology; Charles A. Dewey Professor and Chairman of Medicine, University of Rochester Medical Center. Dr. Berk has clinical expertise in adult cardiology and scientific expertise in cardiovascular medicine, particularly vascular biology.

Herbert A. Hauptman, Ph.D.- In 1970, Dr. Hauptman joined the crystallographic group of the Hauptman-Woodward Medical Research Institute (formerly the Medical Foundation of Buffalo) of which he became Research Director in 1972. He currently serves as President of the Hauptman-Woodward Medical Research Institute as well as Research Professor in the Department of Biophysical Sciences and Adjunct Professor in the Department of Computer Science at the University of Buffalo. He was awarded the 1985 Nobel Prize in Chemistry and elected to the National Academy of Sciences in 1988.

Kevin Parker, M.S., Ph.D.- Dean Parker is a Professor of Electrical and Computer Engineering, Radiology, and Bioengineering at the University of Rochester. In 1998, Dr. Parker was named Dean of the School of Engineering and Applied Sciences.

Henry M. Spotnitz, M.D.- Since 1994, Dr. Spotnitz has been Vice-Chairman, Research and Information Systems Department of Surgery at Columbia Presbyterian Medical Center.

Jianhui Zhong, Ph.D.- Professor Zhong joined the University of Rochester in 1997 and is currently an Associate Professor of Radiology, Physics, and Biomedical Engineering, and Director of the MRI Research Group at the University Medical Center.

Special Consultant to the Scientific Advisory Board

Ray Kurzweil, B.S.- Founder, Chairman, and CEO of Kurzweil Technologies, Inc., a technology development company, since 1995. President Clinton awarded Mr. Kurzweil the National Medal of Technology in 1999, for his invention of the Kurzweil Reading Machine for the Blind. Mr. Kurzweil was inducted into the National Inventor's Hall of Fame in 2002, and received the Lemelson-MIT Prize in 2001. Mr. Kurzweil also developed Kurzweil Voice Recognition System, and Kurzweil Music Synthesizer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on representations from certain reporting persons, we believe that, with respect to the year ended February 28, 2003, all filings applicable to our executive officers, directors and ten percent stockholders required by Section 16(a) have been made.


Item 10. Executive Compensation

The following table summarizes the annual compensation paid to our named Executive Officers during the three years ended February 28, 2003:

 Name
 and                    Year     Salary    Securities
 principal                                 underlying
 position                                  options/SARs
 (a)                    (b)      (c)       (g)
------------------------------------------------------------
Michael L. Weiner,     2/28/01   $ -0-      250,000
CEO
Michael L. Weiner,     2/28/02   $150,600     -0-
CEO
Michael L. Weiner,     2/28/03   $175,000   250,000
CEO
Robert J. Wood         2/28/03   $109,461    50,000
CFO
Stuart G. MacDonald    2/28/03   $116,057   100,000
Vice-President-Research
Jeffrey L. Helfer      2/28/03   $113,461   100,000
Vice-President-Engineering

Columnar information required by Item 402(a)(2) has been omitted for categories where there has been no compensation awarded to, earned by, or paid to, the named Executive required to be reported in the table during fiscal years 2001 through 2003.

Stock Options

As of June 22, 2001, the Board of Directors adopted the Biophan
Technologies, Inc. 2001 Stock Option Plan. The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of options for 2,500,000 shares. The Compensation Committee determines the individual employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto. Non-employee directors participate pursuant to the formula set forth in the Option Plan. Each Director receives an initial grant of 30,000 options, vesting equally on the first, second and third anniversaries of grant and annual grants of 10,000 options thereafter. As of February 28, 2003, we have granted options to purchase 2,489,995 shares of Common Stock under the Option Plan. To date, no options have been exercised.

The following table summarizes information concerning stock options granted to the named Executives during the last completed fiscal year ended February 28, 2003:

                    Percent of
                    Total
                    Number of     options/SARs
                    Securities    granted
                    underlying    to              Exercise
                    options/SARs  employees       or base
                    granted       in fiscal       price        Expiration
Name                (#)           year            ($/Sh)       date

(a)                   (b)           (c)             (d)           (e)
----------------------------------------------------------------------
Michael L.          250,000        25.25%          $.43         7/16/12
Weiner, CEO
Robert J.            50,000         5.05%          $.43         7/16/12
Wood, CFO
Stuart G.           100,000        10.10%          $.43         7/16/12
MacDonald, Vice-
President-Research
Jeffrey L. Helfer,  100,000        10.10%          $.43         7/16/12
Vice-President-
Engineering

No named Executive Officer exercised options in the fiscal year ended February 28, 2003. The following table presents the number and values of exercisable and unexercisable options as of February 28, 2003:

                                   Number of
                                   securities            Value of
                                   underlying            unexercised in-
            Shares                 unexercised           the-money
            acquired    Value      options/SARS at       options/SARs at
Name        on          realized   FY-end (#)            FY-end ($)
            exercise    ($)        Exercisable/Unexer-   Exercisable/Unexer-
            (#)                    cisable               cisable
(a)           (b)        (c)          (d)                     (e)
-----------------------------------------------------------------------------

Michael L.    None       $-0-       266,668/233,332        $4,167/$8,333
Weiner, CEO
Robert J.     None       $-0-        56,667/93,333          $833 /$1,667
Wood
CFO
Stuart G.     None       $-0-        73,334/126,666        $1,667/$3,333
MacDonald
Vice-President-R&D
Jeffrey L.    None       $-0-        73,334/126,666        $1,667/$3,333
Helfer
Vice-President-Eng.


Employment Agreements

We have Employment Agreements with all our executive officers.

Mr. Weiner's Agreement provides, among other things, for an annual salary not less than $175,000, a rate of pay that commenced within the fiscal year ended February 28, 2002. He may be terminated by us for cause, without cause with ninety days' written notice, upon his death or disability or upon a change in control of the Corporation. In the event of involuntary termination, disability or change in control, we will pay (i) the unpaid amount of the base salary earned through the date of termination (ii) any bonus compensation earned but not yet paid; and (iii) a severance payment equal to one (1) year of his then current salary. In addition, the Executive will be immediately vested in any options, warrants, retirement plan or agreements then in effect.

In the event of termination for cause, all unexercised warrants and options, whether or not vested, shall be canceled and he will not be eligible for severance payments.

In the event of voluntary termination, all unvested warrants and options shall be canceled and he shall have three (3) months from the date of termination to exercise his rights with respect to any unexercised but vested options. He will not be eligible for severance payments.

As used in the Employment Agreement, "change in control" means the occurrence of any one of the following events:

         (1) on the date of the merger or consolidation of Biophan with another entity where the members of the Board, immediately prior to the merger or consolidation, would not immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation, or (2) on the date of the sale or other disposition of all or substantially all of the assets of Biophan.



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below lists the beneficial ownership of our common stock, as of May 16, 2003, by each person known by us to be the beneficial owner of more than 5% of such securities, as well as the shares of Biophan beneficially owned by each director and officer and by all directors and officers as a group.

Title of Class: Common

                                    Shares
 Name and Address of              Beneficially
 Beneficial Owner                  Owned(1)(2)          Percent of Class
----------------------            ------------          ----------------

*Guenter H. Jaensch(3)
964 Allamanda Drive
Delray Beach, FL 33483              733,334                  1.93%

*Michael L. Weiner (4)
693 Summit Drive
Webster, NY 14580                 9,068,938                 23.20%

Edward F. Cowle
99 Park Avenue
Suite 2230
New York, NY 10016                2,898,600                  7.70%

Geoffrey Williams
56 West 400 Street
Suite 200
Salt Lake City, UT 84101          2,389,701                  6.35%

Wilson Greatbatch (5)
5935 Davison Road
Akron, NY 14001                   5,856,210                 15.41%

*Robert S. Bramson (6)
1100 East Hector Street
Suite 410
Consohocken, PA 19428                20,000                   .05%

*Ross B. Kenzie (7)
Cyclorama Bldg. Suite 100
369 Franklin Street
Buffalo, NY 14202                    20,000                   .05%

*Steven Katz (8)
20 Rebel Run Drive
East Brunswick                       70,000                   .19%

Robert J. Wood (9)
12 Peachtree Lane
Pittsford, NY 14534                 146,667                   .39%

Stuart G. MacDonald (10)
4663 East Lake Road
Pultneyville, NY 14538              163,334                   .43%

Jeffrey H. Helfer (11)
1153 Hidden Valley Trail
Webster, NY 14580                   203,334                   .54%

David A. Miller
4004 Sunnyside Road
Sandpoint, ID 83864                 100,500                   .27%



All Officers and Directors as a   10,526,107                26.39%
group (9 persons)

*  Member of the Board of Directors



    (1) Except as may be set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

    (2) Applicable percentage of ownership is based on 37,634,693 shares outstanding as of May 16, 2003, together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares subject to options or warrants currently exercisable or exercisable within 60 days after January 6, 2003 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder.

    (3) Includes 433,334 shares issuable upon exercise of options and warrants granted to Dr. Jaensch which shares he has the right to acquire within 60 days.

    (4) Michael L. Weiner is a member and the manager of Technology Innovations, LLC, which is the majority owner of Biomed Solutions, LLC . Mr. Weiner is also the Manager of Biomed. Mr. Weiner's calculation includes 662,857 shares owned beneficially and of record by Biomed and 300,644 shares owned beneficially and of record by Technology Innovations. Includes 1,180,000 shares issuable to Biomed upon exercise of warrants issued to Biomed, 2,068,966 shares issuable to Biomed upon conversion of $300,000 outstanding as of February 28, 2003 on the line of credit described in Note 4 under Certain

         Transactions, and 3,448,276 shares issuable to Biomed upon conversion of the $500,000 transfer agreement payment, as described in Note 5 under Certain Transactions. It also includes 283,334 shares issuable upon exercise of options granted to Mr. Weiner, which shares Mr. Weiner has the right to acquire within 60 days.

    (5) Includes 5,379,550 shares owned of record and beneficially by Greatbatch Gen-Aid, Ltd., an entity owned by Wilson Greatbatch, and 109,993 shares owned by E. & W.G. Foundation, a private foundation of which Mr. Greatbatch is co-trustee. Also includes 216,667 shares issuable upon exercise of options granted to Mr. Greatbatch, which shares Mr. Greatbatch has the right to acquire within 60 days, and includes 150,000 warrants issued in connection with the Transfer Agreement with Biomed.

    (6) Includes 20,000 shares issuable upon exercise of options granted to Mr. Bramson, which shares he has the right to acquire within 60 days.

    (7) Includes 20,000 shares issuable upon exercise of options granted to Mr. Kenzie, which shares he has the right to acquire within 60 days. Does not include shares owned beneficially or of record by Biomed or by Technology Innovations. Mr. Kenzie is the Manager and an equity member of Biophan Ventures, LLC, which is the 43% equity member in Biomed; he is also the Manager of Patent Ventures LLC, which is the Class A Member of Technology Innovations. Mr. Kenzie and Mr. Weiner comprise the Board of Members of Biomed; Mr. Kenzie serves on the Board of Members of Technology Innovations.

    (8) Includes 20,000 shares issuable upon exercise of options granted to Mr. Katz, which shares he has the right to acquire within 60 days.

    (9) Includes 86,667 shares issuable upon exercise of options and warrants granted to Mr. Wood, which shares he has the right to acquire within 60 days.

    (10) Includes 103,334 shares issuable upon exercise of options and warrants granted to Mr. MacDonald, which shares he has the right to acquire within 60 days.

    (11) Includes 103,334 shares issuable upon exercise of options and warrants granted to Mr. Helfer, which shares he has the right to acquire within 60 days.


Item 12.  Certain Relationships and Related Transactions.

  (1) Michael L. Weiner, President and Chief Executive Officer of Biophan, is the Manager and a 42.7% equity member of Technology Innovations, LLC., a 57% equity member of Biomed Solutions, LLC
         (formerly Biophan, LLC). Mr. Weiner is also the Manager of Biomed. He and Ross Kenzie make up the Board of Members of Biomed. Biomed is the record owner of 662,857 shares of common stock of Biophan; Technology Innovations is the record owner of 300,644 shares of common stock of Biophan. As Manager of Technology Innovations and Biomed, Mr. Weiner has control over these entities. Mr. Weiner is also on the board of Nanoset, LLC, an entity owned in part by Biomed Solutions, and with which the we have entered into a technology license agreement.

    (2) On December 1, 2000, Biomed received 10,759,101 shares of Biophan's common stock in exchange for its shares of LTR Antisense Technology,

         Inc. Most of those shares have been distributed to the members of Biomed and their members.

    (3) Also on December 1, 2000, Biomed transferred its MRI-compatible pacemaker patent pending and related technology to Biophan for a future payment of $500,000. This payment bears interest at 8% per annum from February 28, 2002, and has been extended several times, to June 1, 2004. After June 1, 2004, principal and interest are payable in 12 equal monthly installments. After November 30, 2002, this entire obligation is convertible into common shares of Biophan at a conversion price equal to the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or
         (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date.

    (4) On June 4, 2002, we executed a line of credit agreement with Biomed providing for borrowings up to $250,000. On August 19, 2002, the line was increased $100,000 and the expiration date thereof for that portion of the line was set at August 19, 2003. The payment date of amounts borrowed under the original Line was extended to December 1, 2002. On November 7, 2002, the maturity date of the Line was extended until such time as the financing contemplated by the common stock purchase agreement commences; thereafter, it is payable over time as Biophan receives proceeds from the equity line.

    (5) Biomed also holds a total of 1,180,000 warrants to purchase shares of Biophan common stock. On March 1, 2001, it received options to purchase 200,000 shares at an exercise price of $1.00, in consideration of management effort and expense incurred on behalf of Biophan. On June 4, 2002, it received 100,000 warrants at an exercise price of $1.00 in consideration of the extension of the due date for the Transfer Agreement payment, and 75,000 warrants with an exercise price of $1.00 for the grant of the line of credit. (Wilson Greatbatch also received 150,000 warrants in consideration of the extension of the due date of the Transfer Agreement. On August 19, 2002, Biomed received 30,000 warrants in consideration of the increase in the line of credit commitment, and 275,000 warrants for additional extensions of the payment terms of the Transfer Agreement payment. On that date, the exercise price for all 680,000 warrants then outstanding to Biomed was set at the lowest of
         (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. On November 7, 2002, Biomed was granted warrants to purchase an additional 500,000 shares at an exercise price of $.50 per share, in consideration of the final extension of the Transfer Agreement payment approved that day. The number of warrants will be reduced by 16,667 for each month prior to June 1, 2005 that the Transfer Agreement obligation is paid in full. Each extension of the Transfer Agreement payment enabled us to retain the MRI-compatible technology that it acquired under the Transfer Agreement. In each forgoing case, the Board of Directors determined, without the vote of Mr. Weiner and Mr. Kenzie, that the consideration received by us was fair and adequate consideration for the warrants issued.

    (6) During the years ended February 28, 2003 and 2002, Biomed and Technology Innovations paid expenses on behalf of Biophan aggregating $128,411 and $253,014, respectively. These advances did not bear interest and were subsequently repaid.

    (7) On January 1, 2001, Wilson Greatbatch was granted 250,000 options for his consulting services to us, and 8,333 options as former

         Chairman of the Scientific Advisory Board. As a consultant Mr. Greatbatch assisted Biophan in its development of its photonic pacemaker by providing design and engineering services. The board of directors determined that the value of the consulting services was fair and adequate consideration for the options issued; Biophan recorded compensation expense of $9,200 with respect to those options. Through his ownership of Greatbatch Gen-Aid, Ltd. and his co-trusteeship of a private foundation, E.& W.G. Foundation, he is the beneficial owner of 5,489,543 common shares of Biophan. He is also entitled to receive 60% of the consideration payable to Biomed ($500,000) for transfer of the MRI-compatible pacemaker technology to Biophan; on June 4, 2002, he received 150,000 warrants with an exercise price of $1.00 in consideration of the extension of the payment due under the Transfer Agreement. Greatbatch Gen-Aid holds a 3.5% membership interest (11 Units) in Technology Innovations.

         On February 28, 2001, we entered into a research and development agreement with Greatbatch Enterprises Corporation. Wilson Greatbatch, a beneficial owner of more than 5% of our common stock, is the CEO and majority stockholder of Greatbatch Enterprises. Under the agreement, Greatbatch Enterprises undertook certain technology development and testing, for which we paid Greatbatch Enterprises an aggregate of $297,000. The agreement terminated in December 2002 with the completion of animal testing by Greatbatch Enterprises.

    (8) On March 1, 2002, Dr. Guenter H. Jaensch was granted options to purchase 250,000 shares and on 7/16/02 was granted an additional 100,000 options, for his consulting services to us. As a consultant, Dr. Jaensch assisted us in developing our strategic plan, attended trade shows, and arranged and met with potential customers and strategic partners. The Board of Directors determined that the value of the consulting services was fair and adequate consideration for the options issued; Biophan valued the options at $36,900 and $592,500, respectively.


Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibit Index

No.

*EX-2.1   Articles of Merger filed as Exhibit to Form 10-KSB for the year ended February 29, 2000.

*EX-2.2   Articles of Dissolution filed as Exhibit to Form 10-KSB for the year ended February 29, 2000.

*EX-2.3   Exchange Agreement, dated as of December 1, 2000, by and among
           Biophan, Biomed Solutions, LLC (formerly Biophan, LLC), and LTR, filed as an exhibit to Form SB-2/a on March 14, 2003.

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

*EX-3.2   Bylaws (Nevada) Filed as exhibit to Form 10-KSB for the year ended February 28, 2002.

*EX-3.3   Amendment to the Articles of Incorporation filed as part of
           Form 8-K, filed December 15, 2000.

*EX-3.4   Amendment to Exchange Agreement filed as Exhibit to Form
           10-KSB for the year ended February 28, 2001.

*EX-3.5   Certificate of Amendment to Articles of Incorporation filed as exhibit to Form 8-K on August 27, 2001.

*EX-4.1   Stock Purchase Warrant between Biophan and Biomed Solutions, LLC
           (formerly Biophan, LLC) dated June 4, 2002, filed as Exhibit to
            Form 10-QSB for the period ended May 31, 2002.

*EX-4.2   Stock Purchase Warrant between Biophan and Bonanza Capital
           Masterfund LTD, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-4.3   Restated Stock Purchase Warrant between Biophan and Biomed
           Solutions, LLC, dated January 8, 2003, filed as Exhibit to Form
            10-QSB for the period ended November 30, 2002.

*EX-4.4   Stock Purchase Warrant between Biophan and Biomed Solutions, LLC dated November 11, 2002, filed as Exhibit to Form 10-QSB for the period ended November 30, 2002.

*EX-4.5   Form of Stock Purchase Warrant issued to principals of Carolina
           Financial Services, for a total of 121,572 shares, filed as Exhibit to Form 10-QSB for the period ended November 30, 2002.

*EX-4.6   Form of Stock Purchase Warrant to be issued to Carolina Financial services in connection with the Stock Purchase Agreement with
            Spectrum Advisors, Ltd, filed as Exhibit to Form 10-QSB for the period ended November 30, 2002.

*EX-4.7   Form of Stock Purchase Warrant issued to investors in private placement of securities, for a total of 2,770,550 shares, filed as Exhibit to Form 10-QSB for the period ended November 30, 2002.

*Ex-4.8   Stock Purchase Warrant issued to SBI USA, LLC , filed as Exhibit to Form 10-QSB for the period ended November 30, 2002.

*EX-10.1  Assignment, dated as of December 1, 2000, by and between Biophan and Biomed Solutions, LLC (formerly Biophan, LLC), a New York limited liability company, filed as part of Form 8-K, filed
             December 15, 2000.

*EX-10.2  Security Agreement, dated as of December 1, 2000, by and between
           Biophan and Biomed Solutions, LLC (formerly Biophan, LLC), a New
            York limited liability company, filed as part of Form 8-K, filed
             December 15, 2000.

*EX-10.3  Transfer Agreement filed as Exhibit to Form 10-KSB for the year ended February 28, 2001.

*EX-10.4  Amendment to Transfer Agreement filed as Exhibit to Form
           10-KSB for the year ended February 28, 2001.

*EX-10.5  Line of Credit Agreement between Biophan and Biomed Solutions,
           LLC dated June 4, 2002, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.6  Convertible Promissory Note between Biophan and Biomed Solutions,
           LLC dated June 4, 2002, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.7  Loan Agreement between Biophan and H. Deworth Williams dated June 18, 2002, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.8  Stock Purchase Agreement between Biophan and Bonanza Capital
           Masterfund LTD, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.9  Escrow Agreement between Biophan, Bonanza Capital Masterfund LTD and Boylan, Brown, Code, Vigdor & Wilson LLP, filed as Exhibit to
            Form 10-QSB for the period ended May 31, 2002.

*EX-10.10 Registration Rights Agreement between Biophan and Bonanza Capital
           Masterfund LTD, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.11 Executive Employment Agreement between Biophan and Michael L.
           Weiner dated December 1, 2000, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.12 Executive Employment Agreement between Biophan and Jeffrey L. Helfer dated June 6, 2002, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.13 Executive Employment Agreement between Biophan and Stuart G.
           MacDonald dated June 6, 2002, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.14 Executive Employment Agreement between Biophan and Robert J. Wood dated June 6, 2002, filed as Exhibit to Form 10-QSB for the period ended May 31, 2002.

*EX-10.15 Financial Accommodations Agreement between Biophan and Bellador
           (Labuan) Ltd dated July 1, 2002, filed as Exhibit to Form
            10-QSB for the period ended May 31, 2002.

*EX-10.16 Stock Purchase Agreement between Biophan and Spectrum Advisors,
           LTD., filed as Exhibit to Form 10-QSB for the period ended
            November 30, 2002.

*EX-10.17 Escrow Agreement between Biophan, Spectrum Advisors, Ltd. and
           Boylan, Brown, Code, Vigdor & Wilson LLP., filed as Exhibit to
            Form 10-QSB for the period ended November 30, 2002.

*EX-10.18 Registration Rights Agreement between Biophan and Spectrum
           Advisors, Ltd., filed as Exhibit to Form 10-QSB for the period ended November 30, 2002.

*EX-10.19 Lease Agreement between Biophan and High Technology of Rochester,
           Inc. dated October 8, 2001, filed as an exhibit to Form
            SB-2/a on March 14, 2003.

*EX-10.20 Strategic Partnership Agreement between Biophan and UB Business
           Alliance dated December 10, 2001, filed as an exhibit to Form
            SB-2/a on March 14, 2003.

*EX-10.21 License Agreement between Biophan and Xingwu Wang and Nanoset,
           LLC dated February 7, 2002, filed as an exhibit to Form
            SB-2/a on March 14, 2003.

*EX-10.22 Patent License Agreement between Biophan and Deborah D. L. Chung dated April 5, 2002, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.23 License Agreement between Biophan and Johns Hopkins University dated April 24, 2002, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.24 Advisory Agreement between Biophan and SBI USA, LLC dated
           December 18, 2002, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.25 Development Agreement between Biophan and Alfred University dated February 21, 2002, filed as an exhibit to Form
            SB-2/a on March 14, 2003.

*EX-10.26 Development Agreement between Biophan and Alfred University dated January 24, 2003, filed as an exhibit to Form
            SB-2/a on March 14, 2003.

*EX-10.27 First Amendment to Restated Stock Purchase Agreement between
           Biophan and Spectrum Advisors, Ltd., dated March 10, 2003, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.28 Development Agreement between Biophan and Greatbatch Enterprises,
           Inc., dated February 28, 2001, filed as an exhibit to Form
            SB-2/a on March 14, 2003.

*EX-10.29 Assignment of Patent No: 60,269,817, by and between Biophan and
           Michael L. Weiner, Wilson Greatbatch, Patrick R. Connelly, and
            Stuart G. MacDonald, filed as an exhibit to Form SB-2/a on March
             14, 2003.

*EX-10.30 Assignment of Patent No: 10,077,988, by and between Biophan and
           Patrick R. Connelly, Michael L. Weiner, Stuart G. MacDonald, Thomas
            H. Foster, Wilson Greatbatch, and Victor Miller, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.31 Assignment of Patent No: 10,077,836, by and between Biophan and
           Michael L. Weiner, Stuart G. MacDonald, and Patrick R. Connelly, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.32 Assignment of Patent No: 10,077,823, by and between Biophan and
           Patrick R. Connelly, Michael L. Weiner, Jeffrey L. Helfer ,
            Stuart G. MacDonald, and Victor Miller, filed as an exhibit to Form
             SB-2/a on March 14, 2003.

*EX-10.33 Assignment of Patent No: 10,077,978, by and between Biophan and
           Michael L. Weiner, Jeffrey L. Helfer, Stuart G. MacDonald,
            Patrick R. Connelly, and Victor Miller, filed as an exhibit to Form
             SB-2/a on March 14, 2003.

*EX-10.34 Assignment of Patent No: 10,078,062, by and between Biophan and
           Michael L. Weiner, Patrick R. Connelly, Stuart G. MacDonald,
            Jeffrey L. Helfer, Victor Miller, filed as an exhibit to Form
             SB-2/a on March 14, 2003.

*EX-10.35 Assignment of Patent No: 10,077,932, by and between Biophan and
           Michael L. Weiner, Jeffrey L. Helfer,  Patrick R. Connelly,
            Stuart G. MacDonald, and Victor Miller, filed as an exhibit to Form
             SB-2/a on March 14, 2003.

*EX-10.36 Assignment of Patent No: 10,077,887, by and between Biophan and
           Michael L. Weiner, Jeffrey L. Helfer,  Patrick R. Connelly,
            Stuart G. MacDonald, and Victor Miller, filed as an exhibit to Form
             SB-2/a on March 14, 2003.

*EX-10.37 Assignment of Patent No: 10,077,883, by and between Biophan and
           Michael L. Weiner, Jeffrey L. Helfer,  Patrick R. Connelly,
            Stuart G. MacDonald, and Victor Miller, filed as an exhibit to Form
             SB-2/a on March 14, 2003.

*EX-10.38 Assignment of Patent No: 10,077,958, by and between Biophan and
           Michael L. Weiner, Jeffrey L. Helfer,  Patrick R. Connelly,
            Stuart G. MacDonald, and Victor Miller, filed as an exhibit to Form
             SB-2/a on March 14, 2003.

*EX-10.39 Assignment of Patent No: 10,077,888, by and between Biophan and
           Patrick R. Connelly, Stuart G. MacDonald, and Michael L. Weiner, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.40 Assignment of Patent No: 60,357,935, by and between Biophan and
           Jeffrey L. Helfer, Robert W. Gray, and Michael L. Weiner, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.41 Assignment of Patent No: 10,132,457, by and between Biophan and
           Stuart G. MacDonald, Jeffrey L. Helfer, and Michael L. Weiner, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.42 Assignment of Patent No: 09,864,944, by and between Biophan and
           Wilson Greatbatch, Patrick R. Connelly and Michael L. Weiner, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.43 Assignment of Patent No: 09,865,049, by and between Biophan and
           Victor Miller, Wilson Greatbatch, Patrick R. Connelly and Michael
            L. Weiner, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.44 Assignment of Patent No: 09,885,867, by and between Biophan and
           Wilson Greatbatch, Patrick R. Connelly and Michael L. Weiner, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.45 Assignment of Patent No: 09,885,868, by and between Biophan and
           Victor Miller, Wilson Greatbatch, Patrick R. Connelly and Michael
            L. Weiner, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.46 Assignment of Patent No: 10,283,530, by and between Biophan and
           Wilson Greatbatch and Michael L. Weiner, filed as an exhibit to Form
            SB-2/a on March 14, 2003.

*EX-10.47 Assignment of Patent No: 10,369,429, by and between Biophan and
           Jeffrey L. Helfer, Robert W. Gray, and Michael L. Weiner, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-10.48 Assignment of Patent No: 10,162,318, by and between Biophan and
           Biomed Solutions, LLC, filed as an exhibit to Form SB-2/a on March
            14, 2003.

*EX-16.1  Letter on change of accountants filed as Exhibit to Form
           10-KSB for the year ended February 28, 2001.

*EX-16.2  Appointment of independent public accountants filed as exhibit to Form 8-K on May 7, 2001.

*EX-21    Subsidiaries filed as Exhibit to Form 10-KSB for the year
           ended February 28, 2001.

*EX-22.1  Definitive Proxy Statement filed with the Securities and Exchange
           Commission on January 10, 2000

*EX-22.2  Definitive Proxy Statement filed with the Securities and
           Exchange Commission on June 3, 2001.

*EX-23.1  Auditors' Consent - Goldstein Golub Kessler LLP, filed as an exhibit to Form SB-2/a on March 14, 2003.

*EX-23.2  Consent of Frank G. Shellock, filed as an exhibit to Form SB-2/a on
           March 14, 2003.

*EX-23.3  Consent of Robert Rubin M.D., filed as an exhibit to Form SB-2/a on
           March 14, 2003.

*EX-24.1  Power of Attorney (included on Signature Page of the Registration
           Statement)

*EX-99.1  2001 Stock Option Plan filed as exhibit to Form 8-K on August
           27, 2001.

 EX-99.2 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 EX-99.3 Certification of C.F.O. Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.



(b) Reports on Form 8-K

     Not applicable


Item 14.  Controls and Procedures

Within the 90 days prior to the date of filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

Dated:  May 29, 2003



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature               Title                           Date
    ---------               -----                           -------------
\s\ Michael L. Weiner    President, CEO and Director        May 29, 2003
---------------------
Michael L. Weiner       (Principal Executive Officer)


\s\ Robert J. Wood       Vice President, Treasurer and CFO  May 29, 2003
---------------------
Robert J. Wood          (Principal Financial
 and Accounting Officer)


\s\ David A. Miller      Secretary                          May 29, 2003
---------------------
David A. Miller

\s\ Ross B. Kenzie       Director                           May 29, 2003
---------------------
Ross B. Kenzie

\s\ Steven Katz          Director                           May 29, 2003
---------------------
Steven Katz

\s\ Robert S. Bramson    Director                           May 29, 2003
---------------------
Robert S. Bramson

                           CERTIFICATIONS

                      CERTIFICATION PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael L. Weiner, Chief Executive Officer of the Biophan Technologies, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB of Biophan Technologies, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 29, 2003


/s/Michael L. Weiner
----------------------
Michael L. Weiner
Chief Executive Officer

                       CERTIFICATION PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Wood, Chief Financial Officer of the Biophan Technologies, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB of Biophan Technologies, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 29, 2003


/s/Robert J. Wood
--------------------
Robert J. Wood
Chief Financial Officer