Form 10KSB/A
period 2003-02-28
BIOPHAN TECHNOLOGIES INC
filed 2003-06-13
CIK 1084000

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                  ---------------------------------------
                              FORM 10-KSB/A
                           -----------------------
 (Mark One)

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

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB/A or any amendment to this Form 10-KSB/A.   [  ]

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

Equity Line of Credit

Effective November 22, 2002, we entered into a restated common stock purchase agreement with Spectrum Advisors, Ltd. for the potential future issuance and sale of up to $3,000,000 of our common stock. This agreement restated and superseded a common stock purchase agreement entered into with Bonanza Capital Masterfund, Ltd. as of June 6, 2002, on essentially the same terms and conditions. Pursuant to the common stock purchase agreement we, at our sole discretion and from time to time over a period of 24 months, may draw down on this facility, sometimes termed an equity line, and Spectrum is obligated to purchase shares of our common stock. The purchase price of the common stock purchased as to any draw down will be equal to 80% of the average daily volume weighted average price of our common stock for the five trading days preceding the applicable date. The minimum draw down which Spectrum is obligated to honor for any trading day is $12,500. Under certain circumstances, we may increase Spectrum's obligation under the equity line to $10,000,000. As a condition of the agreement, we have filed with the SEC a registration statement for 8,960,000 shares for sale under the equity line. Based on the closing price of $.38 of our common stock on June 11, 2003, we would only be able to draw down approximately $2,688,000 on the equity line of credit.

The common stock purchase agreement provides that we may not sell shares of our common stock pursuant to our draw down right under such agreement if sale would cause Spectrum to beneficially own more than 9.9% of our issued and outstanding common stock at any one time. Currently, 9.9% of our outstanding common stock would be 4,135,221 shares. At a price of $.38 per share, for example, we would only be able to draw down approximately $1,241,000 under the equity line. Of course, any resale of our common stock by Spectrum would reduce their beneficial ownership, reducing the effect of the 9.9% provision on our ability to exercise draw downs.

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

Biophan has entered into a development agreement with the UB Business
Alliance (at University of Buffalo). The objective of the first phase of this collaboration focused on developing the means to shield implanted medical devices, such as a catheter, from the harmful effects of magnetic resonance imaging. The second phase of this collaboration is focusing on improving the shielding technology developed in phase one by optimizing the formulation through the use of a magnetic additive. The technology being developed by this collaboration consists of small carbon materials manufactured in a flexible polymer support. Major activities include development of optimally performing mixtures of carbon and polymer materials, the application of these optimal formulations to medical devices, and the testing of these devices in a magnetic resonance imaging system. Under the terms of the agreement< for phase one of the collaboration, we paid $23,375 toward the total project cost of $42,994. All aspects and obligations of phase one have been completed and satisfied. Biophan will pay $31,922 toward the total phase two project cost of $50,539 in four equal installments of $7,980.50. The installments are due and payable as follows: (1) upon receipt of the invoice from the UB Business Alliance (expected within the next 30 days) (2) August 29, 2003 (3) November 28, 2003 (4) within 30 days of the receipt of the final project report. Phase two of this collaboration is expected to be completed in August of 2004.

Biophan has also entered into agreements with Alfred University. The objective of this collaboration is to develop the means to shield implanted medical devices, such as pacemaker leads, from the harmful effects of magnetic resonance imaging (MRI). The technology being developed by this collaboration consists of nano-magnetic materials and the processes used to apply these materials as uniform, thin-film coatings. Major activities include the development of optimal nano-magnetic coating formulations, delivery of three coated pacemaker leads, the delivery of three coated guidewires suitable for testing, processes for applying these formulations to medical devices, and the testing of these devices in a magnetic resonance imaging system.
This collaboration also provides Biophan with access to expensive, thin-film coating equipment considered essential to the development of effective nano-magnetic MRI shielding materials. Biophan has paid Alfred University $118,000 for these services. The research and development efforts under our agreements with Alfred University will be completed as soon as the data is compiled and a final project report issued. This is expected to occur on or before July 1, 2003. In addition, the parties are discussing entering into another research and development agreement to evaluate the feasibility of applying our technology to other product applications. However, at this time no definitive agreement has been reached on collaborating on additional research projects.

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

We anticipate that the collection and development of these data will require $450,000 for each of the limited number of active device applications and passive device applications initially envisioned, and $1,500,000 for the intra-luminal imaging catheter. We also anticipate that a partner or licensee would fund at lease 67% of these expenses. We anticipate our contribution to come from the Spectrum equity line of credit and, if necessary, other equity investors. If we are unable to establish the partnerships or licenses that would provide a portion of the funds necessary to pursue regulatory approval then our submission of applications for regulatory approval to the FDA would be delayed, in whole or part, and our development efforts may also have to be delayed, in whole or part, until alternative funding was obtained.

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

    * a license agreement for additional shielding technologies from Nanoset, LLC. This license agreement provides for a one time licensing fee of $10,000, which is nonrefundable, and an additional payment of $5,000 upon the issuance of the patent application(s). The seven patent applications covered by this license agreement have been assigned the following numbers by the U.S. Patent and Trademark Office:

       -  10/090,553    Magnetically Shielded Conductor
       -  10/229,183    Magnetically Shielded Conductor
       -  10/242,969    Magnetically Shielded Conductor
       -  10/260,247    Magnetically Shielded Assembly
       -  10/303,264    Magnetically Shielded Assembly
       -  10/313,738    Magnetically Shielded Assembly
       -  10/273,847    Magnetically Shielded Medical Device

       The term of the license for each of the seven covered patent applications is for the life of the applicable patent. There are no termination provisions contained in the license. However, the prevailing legal case law supports the following conclusions (i) Nanoset could not terminate the license unless Biophan failed to pay the required consideration; and (ii) Biophan could not terminate the license unless it provided reasonable prior notice to Nanoset. Biophan and Nanoset are discussing granting additional technology rights to Biophan under an expanded agreement, but to date no definitive agreement has been reached.


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

(i) From September 2002 through January 6, 2003, we raised $1,385,275 by selling 5,541,100 shares at a per share price of $.25 to 117 accredited investors. Those investors also received warrants to purchase an additional 2,770,550 shares, half at an exercise price of $.25 per share and half at $.50 per share. In connection with this offering, we paid cash commissions of $107,503 and issued 258,006 shares, valued at $.25 per share, to finders in consideration of their placement of shares. This offering was exempt from registration under Regulation D, Rule 506 of the Securities Act of 1933, based upon the following facts:

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


Item 6. Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB/A. This Annual Report on Form 10-KSB/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events or results may differ materially from those projected in the forward-looking statements as a result of the factors described in Item of this annual report.

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

The related party loans include a $350,000 line of credit agreement with Biomed Solutions, LLC, which is a shareholder of Biophan and of which Michael
L. Weiner, our CEO, is a manager and part owner. Currently, $350,000 is outstanding under this agreement. The loan bears interest at 8% per annum and is due and payable in 10 equal consecutive monthly installments commencing upon the effectiveness of our current registration statement. Related party loans also include a loan of $143,570 from H. Deworth Williams, a less than 5% stockholder. This loan also bears interest at 8% per annum and is due on December 31, 2003.

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



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below lists the beneficial ownership of our common stock, as of June 11, 2003, by each person known by us to be the beneficial owner of more than 5% of such securities, as well as the shares of Biophan beneficially owned by each director and officer and by all directors and officers as a group.

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

    (2) Applicable percentage of ownership is based on 37,634,693 shares outstanding as of June 11, 2003, together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares subject to options or warrants currently exercisable or exercisable within 60 days after June 11, 2003 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder.

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

*EX-10.48 Assignment of Patent No: 10,162,318, by and between Biophan and
           Biomed Solutions, LLC, filed as an exhibit to Form SB-2/a on March
            14, 2003.

*EX-10.49 Strategic Partnership Agreement between Biophan and UB Business
           Alliance dated May 27, 2003 filed as a exhibit to Form SB-2/a on June 12, 2003.

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



(b) Reports on Form 8-K

     Not applicable


Item 14.  Controls and Procedures

Within the 90 days prior to the date of filing this Annual Report on Form 10-KSB/A, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

Dated: June 13, 2003



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature               Title                           Date
    ---------               -----                           -------------
\s\ Michael L. Weiner    President, CEO and Director        June 13, 2003
---------------------
Michael L. Weiner       (Principal Executive Officer)


\s\ Robert J. Wood       Vice President, Treasurer and CFO  June 13, 2003
---------------------
Robert J. Wood          (Principal Financial
 and Accounting Officer)


\s\ David A. Miller      Secretary                          June 13, 2003
---------------------
David A. Miller

\s\ Ross B. Kenzie       Director                           June 13, 2003
---------------------
Ross B. Kenzie

\s\ Steven Katz          Director                           June 13, 2003
---------------------
Steven Katz

\s\ Robert S. Bramson    Director                           June 13, 2003
---------------------
Robert S. Bramson

                           CERTIFICATIONS

                      CERTIFICATION PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael L. Weiner, Chief Executive Officer of the Biophan Technologies, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB/A of Biophan Technologies, Inc.;

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


Date: June 13, 2003


/s/Michael L. Weiner
----------------------
Michael L. Weiner
Chief Executive Officer

                       CERTIFICATION PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Wood, Chief Financial Officer of the Biophan Technologies, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB/A of Biophan Technologies, Inc.;

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



Date: June 13, 2003


/s/Robert J. Wood
--------------------
Robert J. Wood
Chief Financial Officer