Form 10QSB
period 2003-05-31
BIOPHAN TECHNOLOGIES INC
filed 2003-07-15
CIK 1084000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB

         [x]   Quarterly Report under Section 13 or 15(d)of the
                       Securities Exchange Act of 1934

              For the quarterly period ended: May 31, 2003

         [ ]   Transition Report under Section 13 or 15(d) of the
                       Exchange Act of 1934

                  For the transition period from ____ to ____

                         Commission File No. 0-26057


                         BIOPHAN TECHNOLOGIES, INC.
           ------------------------------------------------------
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

                              [ X ] Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                       Outstanding as of July 14, 2003
      Common Stock, $.005 par value                     38,903,314

Transitional small Business Disclosure Format (Check One): Yes[ ]  No[x]

                                   INDEX
                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements

  Independent Accountant's Report                                           3

  Condensed Consolidated Balance Sheets, May 31, 2003 (Unaudited)
   and February 28, 2003                                                    4

  Condensed Consolidated Statements of Operations, Three Months Ended
   May 31, 2003 and 2002 (Unaudited), and from August 1,
     1968 (Date of Inception) through May 31, 2003 (Unaudited)              5

  Condensed Consolidated Statements of Cash Flows, Three Months Ended
   May 31, 2003 and 2002 (Unaudited) and from August 1, 1968
    (Date of Inception) through May 31, 2003 (Unaudited)                    6

  Notes to Condensed Consolidated Financial Statements                      7

ITEM 2.  Plan of Operation                                                  9

ITEM 3.  Controls and Procedures                                           13

PART II. OTHER INFORMATION                                                 14

ITEM 1.  Legal Proceedings                                                 14

ITEM 2.  Changes in Securities and Use of Proceeds                         14

ITEM 3.  Defaults Upon Senior Securities                                   14

ITEM 4.  Submission of Matters to a Vote of Security Holders               14

ITEM 5.  Other Information                                                 14

ITEM 6.  Exhibits and Reports on Form 8-K                                  15

         a. Exhibits                                                       15
         b. Reports on Form 8-K                                            20

         SIGNATURES                                                        20

         CERTIFICATIONS                                                    21

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


INDEPENDENT ACCOUNTANT'S REPORT
-------------------------------

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of May 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 28, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 2, 2003

                         BIOPHAN TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                           May 31, 2003
                                           (Unaudited)     February 28, 2003
                                         ------------------------------------
                      ASSETS
Current Assets:
  Cash                                     $   43,639         $   48,935
  Investments in marketable securities              -            302,000
  Advances receivable                           4,495             10,127
  Due from related party                       29,405             24,368
  Prepaid expenses                             51,377             90,923
                                           --------------------------------
              Total Current Assets            128,916            476,353
                                           --------------------------------

Fixed Assets, at cost, net                     76,158             63,232

Other Assets:
  Intellectual property rights                 70,000             70,000
  Security deposit                              2,933              2,933
  Deferred equity placement costs              83,862             70,538
  Deferred tax asset, net of valuation
   allowance of $2,279,000 and $2,120,000
    respectively                                    -                  -
                                           --------------------------------
                                              156,795            143,471
                                           --------------------------------
                                           $  361,869         $  683,056
                                           ================================

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses    $  509,027         $  343,216
  Loan payable to stockholder                 143,570            143,570
  Payable to related party, less discount     307,899            300,000
  Due to related party                          9,306              9,401
                                           --------------------------------
               Total Current Liabilities      969,802            796,187
                                           --------------------------------

Long-term payable to related party,
  less discount                               166,666             83,333

Stockholders' Deficiency:
  Common stock, $.005 par value
    Authorized, 60,000,000 shares
    Issued and outstanding,
      37,634,693 shares                       188,173             188,173
  Additional paid-in capital                7,668,520           7,588,520
  Deficit accumulated during the
    development stage                      (8,631,292)         (7,973,157)
                                           --------------------------------
                                             (774,599)           (196,464)
                                           --------------------------------
                                           $  361,869          $  683,056
                                           ================================


    See Notes to Condensed Consolidated Financial Statements.

                          BIOPHAN TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                                       Period from
                                                                      August 1, 1968
                                              Three Months Ended    (date of inception)
                                                    May 31,                 to
                                              2003          2002       May 31, 2003
                                         ----------------------------------------------
Operating expenses:
  Salaries and related                   $   127,642   $   171,213     $ 1,297,436
  Research and development                   238,103       451,815       2,673,495
  Professional fees                          106,109       140,493       1,977,825
  Write-down of intellectual property              -            -          530,000
  General and administrative                 104,736       165,309       1,188,990
                                         ----------------------------------------------
Operating loss                              (576,590)     (928,830)     (7,667,746)

Other income(expense):
  Interest expense                          (110,251)      (10,300)     (1,111,647)
  Interest income                                902        16,608          45,665
  Other income                                27,804        13,498         256,879
  Other expense                                    -       (28,805)        (65,086)
                                         ----------------------------------------------
                                             (81,545)       (8,999)       (874,189)
                                         ----------------------------------------------
Loss from continuing operations             (658,135)     (937,829)     (8,541,935)

Loss from discontinued operations                  -             -         (89,357)
                                         ----------------------------------------------
Net loss                                 $  (658,135)  $  (937,829)    $(8,631,292)
                                         ==============================================
  Loss per common share
    -basic and diluted                   $     (0.02)  $     (0.03)
                                         ===========================
  Weighted average shares outstanding     37,634,693    29,549,439
                                         ===========================


          See Notes to Condensed Consolidated Financial Statements.

                         BIOPHAN TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                         Period from
                                                                        August 1, 1968
                                                  Three Months Ended  (date of inception)
                                                        May 31,                to
                                                   2003         2002      May 31, 2003
                                              -------------------------------------------
Cash flows used for operating activities:
  Net loss                                      $ (658,135)  $ (937,829)  $(8,631,292)
  Adjustments to reconcile net loss to net cash
    provided(used) by operating activities:
     Depreciation                                    5,764        6,376        46,294
     Realized and unrealized losses on
       marketable securities                             -       28,805        66,948
     Amortization of interest on convertible
       notes payable                                91,232            -       474,565
     Write-down of intellectual property rights          -            -       530,000
     Amortization of discount on payable to
       related party                                     -            -        75,000
     Issuance of common stock for services               -            -       101,108
     Issuance of common stock for interest               -            -       468,823
     Grant of stock options for services            30,000       50,000     1,217,800
     Expenses paid by stockholder                        -            -         2,640
  Changes in operating assets and liabilities:
    (Increase)decrease in advances receivable        5,632            -        (4,495)
     Increase in due from related
       parties                                      (5,037)           -       (29,405)
    (Increase) decrease in prepaid expenses         39,546       61,583       (51,377)
     Increase in security deposits                       -            -        (2,933)
     Increase in accounts payable and
       accrued expenses                            165,811      130,791       495,696
     Increase(decrease) in due to related
       parties                                         (95)     222,594       (34,190)
                                                --------------------------------------
                                                  (325,282)    (437,680)   (5,274,818)

Cash flows used for investing activities:
  Purchases of fixed assets                        (18,690)      (7,674)     (122,452)
  Sales of marketable securities                   302,000      540,000     1,219,270
  Purchases of marketable securities                     -            -    (1,286,218)
                                                --------------------------------------
                                                   283,310      532,326      (189,400)

Cash flows provided by financing activities:
  Proceeds of bridge loans                               -            -       986,500
  Loan from stockholder
  Line of credit borrowing from related party       50,000            -       350,000
  Net proceeds from sales of capital stock               -            -     4,111,649
  Deferred equity placement costs                  (13,324)     (45,000)      (83,862)
                                                 -------------------------------------
                                                    36,676      (45,000)    5,507,857
                                                 -------------------------------------
Net increase(decrease)in cash                       (5,296)      49,646        43,639

Cash, beginning                                     48,935       12,199             -
                                                 -------------------------------------

Cash, ending                                    $   43,639   $   61,845   $    43,639
                                               =======================================
Supplemental schedule of noncash investing
  and financing activities:
    Intellectual property acquired through
      issuance of capital stock and
      assumption of related party payable       $        -   $        -   $   175,000
                                               =======================================
    Acquisition of intellectual property        $        -   $        -   $   425,000
                                               =======================================
    Issuance of common stock upon conversion
      of bridge loans                           $        -   $        -   $   986,500
                                               =======================================


          See Notes to Condensed Consolidated Financial Statements.

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             May 31, 2003


INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of May 31, 2003 and for the three months ended May 31, 2003 and 2002 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.

BASIS OF CONSOLIDATION:

The condensed consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan")and its wholly owned subsidiaries, LTR Antisense Technology, Inc. ("Antisense") and MRIC Drug Delivery Systems, LLC ("MRIC") (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

ORGANIZATIONAL HISTORY:

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

PRINCIPAL BUSINESS ACTIVITIES:

The Company is in the development stage and is expected to remain so for at least the next twelve months.

The Company is developing technologies that make biomedical devices safe for use in an MRI (Magnetic Resonance Imaging) machine. Many biomedical devices are prohibited for use in an MRI machine, including pacemakers, cardioverter-defibrillators, neurostimulators, bladder control devices, insulin pumps with wire connected sensors, pain control devices, interluminal imaging coils, interventional catheters and guide wires, endoscopes, and others. The Company plans to provide intellectual property licenses to manufacturers of these biomedical devices.

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

Three months ended May 31,                        2003           2002
-----------------------------------------------------------------------
Net loss - as reported                        $ (658,135)   $  (937,829)

Add: Stock-based employee compensation
 Expense included in reported net loss,
 net of related tax effects                       30,000         50,000

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects           50,000        115,000
-----------------------------------------------------------------------
Net loss - pro forma                          $ (678,135)   $(1,002,829)
=======================================================================
Basic and diluted loss
 per share - as reported                      $     (.02)   $      (.03)
=======================================================================
Basic and diluted loss
 per share - pro forma                        $     (.02)   $      (.03)
=======================================================================


PREPAID EXPENSES:

Prepaid expenses at May 31, 2003 consist of the following:

       Prepaid consulting fees                         $ 26,966
       Prepaid insurance                                  6,286
       Prepaid supplies                                  18,125
                                                       --------
                                                       $ 51,377
                                                       ========

LOAN AGREEMENTS:

In June 2002, the Company signed a Loan Agreement with a stockholder providing for borrowings of up to $400,000 with interest payable at 8% per annum.

Principal and accrued interest become due and payable on December 31, 2003. At May 31, 2003, $143,570 had been borrowed under this Agreement.

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

On August 19, 2002, the Line was increased by $100,000 and the expiration date thereof was extended to August 19, 2003. The payment date of amounts borrowed under the original Line was extended to December 1, 2002. In consideration for the increase in the Line, Biomed received 30,000 additional warrants to purchase shares of restricted common stock at a price dependent on the selling price of the Company's stock, as defined. The exercise price of the warrants issued to Biomed in exchange for the increase in the line of credit to $350,000 and the extension of the payment date to December 1, 2002 is the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. The fair value of the warrants - in accordance with guidance provided by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation - was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.25; no dividend yield; volatility factor of the expected market price of the company's common stock of 0.0%, and an expected life of 2.8 years. The value attributed to the warrants was insignificant. As a result, these warrants have been allocated no value. The Company has drawn an additional $50,000 under the Line, which was also fully discounted as a result of the beneficial conversion feature, which was recorded as additional paid-in capital. At May 31, 2003, the Company has borrowed the full amount of $350,000 under the Line.

Under the Transfer Agreement dated December 1, 2000, the Company incurred a liability ("MRI technology purchase liability payable") of $500,000 (including interest of $75,000) to Biomed in connection with the acquisition of the MRI intellectual property rights described above. Biomed maintains a security interest in the underlying patents until the liability is satisfied. The intellectual property rights will revert to Biomed if the Company does not satisfy the liability by June 1, 2004. The stated liability bears interest at an annual rate of 8%.

In December 2002, in consideration for extending the maturity date to June 1, 2004 and for prior extensions, the Company and Biomed agreed to make the $500,000 MRI technology purchase liability payable to Biomed convertible at Biomed's election into shares of the Company's common stock at a price dependent on the selling price of the Company's stock, as defined, but below market. Consequently, the intrinsic value of the beneficial conversion feature of the liability was recorded as a discount, such that the full $500,000 was discounted, with a corresponding increase to additional paid-in capital. At May 31, 2003, the balance of the MRI technology purchase liability payable, net of a discount of $333,334, is $166,666.

At May 31, 2003, the principal amounts of the Company's obligations approximated their estimated fair values based upon current borrowing rates for similar issues.

CHANGES IN EQUITY:

Effective August 22, 2002, the Company entered into a finder's agreement with a domestic consulting firm providing for the sale of restricted shares of common stock pursuant to Regulation D under the Securities Act. The finder received a cash fee of 10% plus stock. The private placement was completed in January 2003 and the Company issued a total of 5,541,100 shares of stock for aggregate net proceeds of $1,244,505.

During November 2002, the Company entered into a Stock Purchase Agreement with an institutional investor whereby the Company agreed to sell up to $3,000,000 of the Company's common stock. The agreement requires the Company to file with the Securities and Exchange Commission ("SEC") a Registration Statement covering the shares issuable under this agreement. The Company can begin selling shares to the purchaser immediately after the SEC declares the above-mentioned Registration Statement effective. The Company has filed and the registration became effective on July 11, 2003.

SUBSEQUENT EVENT:

In June 2003, $183,950 of the $350,000 of Line of Credit convertible notes under which the Company is obligated to Biomed Solutions, LLC was sold and converted to 1,268,621 shares of common stock in accordance with the convertible terms of the notes.


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

We are currently in the development stage of operations and expect to be in that mode for at least the next twelve months. Our primary mission is to develop and commercially exploit technologies for enabling cardiac pacemakers and other life sustaining medical devices to be safe and compatible with magnetic resonance imaging (MRI) and other equipment that generates powerful magnetic and radio frequency signals.

We have filed a registration statement with the SEC to register 8,960,000 shares of our common stock to be sold to Spectrum Advisors under an equity line of credit agreement. The registration statement was declared effective on July 11, 2003. We will receive proceeds only from draw-downs under the equity line of credit. We estimate that proceeds from potential sales of our stock to Spectrum Advisors under the equity line of approximately $2,437,000 will be sufficient to satisfy our cash requirements over the ensuing twelve months. If we are limited to the condition that Spectrum may not own more than 9.9% of the outstanding shares at any one time, we would be able to draw down only approximately $1,163,000 under the equity line. Accordingly, we would have to curtail some of our programs, reduce our expenses and renegotiate loans based on the available funds. Our estimate of the use of proceeds given each situation is as follows:

                                                     Proceeds from     9.9%
                                                       Spectrum     Limitation
                                                      ----------    ----------
          Research and product development            $  970,000    $  526,000
          Operating expenses, including
           administrative salaries and benefits,
            office expenses, rent expense, legal
             and accounting, publicity, investor
              relations                                  858,300       295,700
          Repay related party loans plus interest        290,000       150,000
          Commission on draw downs under equity line
           of credit                                     243,700       116,300
          Costs of registration                           75,000        75,000
                                                      ----------    ----------
                                                      $2,437,000    $1,163,000
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

The related party loans include a $350,000 line of credit agreement with Biomed Solutions, LLC, which is a shareholder of Biophan and of which Michael
L. Weiner, our CEO, is a manager and part owner. As of May 31, 2003, $350,000 was outstanding under this agreement. In June 2003, $183,950 was converted and we issued 1,268,621 shares of common stock in exchange. The loan bears interest at 8% per annum and is due and payable in 10 equal consecutive monthly installments commencing upon the effectiveness of our current registration statement. Related party loans also include a loan of $143,570 from H. Deworth Williams, a less than 5% stockholder. This loan also bears interest at 8% per annum and is due on December 31, 2003.

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities, nor does the plan contemplate any significant change in the number of employees. We currently employ ten (10) full-time individuals.

New Accounting Standards

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


Item 2. Changes in Securities and Use of Proceeds

On June 30, 2003, we issued 1,268,621 shares of common stock for the conversion of $183,950 of the $350,000 Line of Credit obligation payable to Biomed Solutions, LLC. Biomed had previously sold that portion of its receivable to a single purchaser, Bellador Advisory Services (Labuan) Ltd., a Kuala Lumpur, Malaysia company. The shares were issued to Bellador and its assigns pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, involving a private transaction in exchange for debt, and pursuant to the provisions of Regulation S of the Securities Act. All recipients of the shares were nonaffiliated, non U.S. persons deemed to be accredited investors and/or persons with knowledge of business. There was no general solicitation or general advertising related to the transaction, and the recipients were required to represent that they were non U.S. persons and that they were not acquiring the shares for the account or benefit of any U.S. Person. The offer to purchase the shares was not made to a person in the United States and, at the time of the transaction, the purchasers were outside the United States. All securities representing the shares were issued with appropriate restrictive legends.

Item 3.  Defaults Upon Senior Securities

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

*EX-10.48 Assignment of Patent No: 10,162,318, by and between Biophan and
           Biomed Solutions, LLC, filed as an exhibit to Form SB-2/a on March
            14, 2003.

*EX-10.49 Strategic Partnership Agreement between Biophan and UB Business
           Alliance dated May 27, 2003 filed as an exhibit to Form SB-2/a on June 12, 2003.

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


     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the period ended May 31, 2003.



                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOPHAN TECHNOLOGIES,INC.
 (Registrant)

Date:  July 15, 2003


                    By: /s/ Michael L. Weiner
                    ------------------------------
                    Name:  Michael L. Weiner,
                    Title:  Chief Executive Officer


                    By: /s/ Robert J. Wood
                    ------------------------------
                    Name:  Robert J. Wood
                    Title:  Chief Financial Officer

                   CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael L. Weiner, Chief Executive Officer of Biophan Technologies, Inc. (the "registrant"), certify that:

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 15, 2003


/s/Michael L. Weiner
----------------------
Michael L. Weiner
Chief Executive Officer

                   CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Robert J. Wood, Chief Financial Officer of Biophan Technologies, Inc. (the "registrant"), certify that:

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 15, 2003


/s/Robert J. Wood
--------------------
Robert J. Wood
Chief Financial Officer

1