Form 10QSB
period 2003-08-31
BIOPHAN TECHNOLOGIES INC
filed 2003-10-15
CIK 1084000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB

         [x]   Quarterly Report under Section 13 or 15(d)of the
                       Securities Exchange Act of 1934

              For the quarterly period ended: August 31, 2003

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

                              [ X ] Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                       Outstanding as of October 14, 2003
      Common Stock, $.005 par value                    46,004,177

Transitional small Business Disclosure Format (Check One): Yes[ ]  No[x]

                                   INDEX
                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

  ITEM I.   Financial Statements

    Independent Accountant's Report                                          3

    Condensed Consolidated Balance Sheets, August 31, 2003 (Unaudited)
    and February 28, 2003                                                    4

    Condensed Consolidated Statements of Operations, Three Months and Six Months Ended August 31, 2003 and 2002 (Unaudited), and from August 1,
    1968 (Date of Inception) through August 31, 2003 (Unaudited)             5

    Condensed Consolidated Statements of Cash Flows, Six Months Ended
    August 31, 2003 and 2002 (Unaudited) and from August 1, 1968
   (Date of Inception) through August 31, 2003 (Unaudited)                   6

    Notes to Condensed Consolidated Financial Statements                     7

  ITEM 2.  Plan of Operation                                                10

  ITEM 3.  Controls and Procedures                                          13

PART II. OTHER INFORMATION                                                  14

  ITEM 1.  Legal Proceedings                                                14

  ITEM 2.  Changes in Securities and Use of Proceeds                        14

  ITEM 3.  Defaults Upon Senior Securities                                  15

  ITEM 4.  Submission of Matters to a Vote of Security Holders              15

  ITEM 5.  Other Information                                                16

  ITEM 6.  Exhibits and Reports on Form 8-K                                 16

           a. Exhibits                                                      16
           b. Reports on Form 8-K                                           17

SIGNATURES                                                                  18

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


INDEPENDENT ACCOUNTANT'S REPORT
-------------------------------

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of August 31, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 28, 2003, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 7, 2003

                         BIOPHAN TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                           August 31, 2003
                                             (Unaudited)   February 28, 2003
                                         ------------------------------------
                      ASSETS
Current Assets:
  Cash                                     $    5,350         $   48,935
  Investments in marketable securities              -            302,000
  Advances receivable                               -             10,127
  Due from related party                       58,561             24,368
  Prepaid expenses                             78,932             90,923
                                           --------------------------------
              Total Current Assets            142,843            476,353
                                           --------------------------------

Fixed Assets, at cost, net                     70,394             63,232

Other Assets:
  Intellectual property rights                 70,000             70,000
  Security deposit                              2,933              2,933
  Deferred equity placement costs                   -             70,538
  Deferred tax asset, net of valuation
   allowance of $2,477,000 and $2,120,000
    respectively                                    -                  -
                                           --------------------------------
                                               72,933            143,471
                                           --------------------------------
                                           $  286,170         $  683,056
                                           ================================

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses       696,782         $  343,216
  Loan payable to stockholder                       -            143,570
  Payable to related party, less discount     219,501            300,000
  Due to related party                         11,443              9,401
                                           --------------------------------
               Total Current Liabilities      927,726            796,187
                                           --------------------------------

Long-term payable to related party,
  less discount                               190,000             83,333

Stockholders' Deficiency:
  Common stock, $.005 par value
    Authorized, 80,000,000 shares
    Issued and outstanding,
      40,951,317 shares, and
       37,634,693 shares, respectively        204,757             188,173
  Additional paid-in capital                8,292,433           7,588,520
  Deficit accumulated during the
    development stage                      (9,328,746)         (7,973,157)
                                           --------------------------------
                                             (831,556)           (196,464)
                                           --------------------------------
                                           $  286,170          $  683,056
                                           ================================


    See Notes to Condensed Consolidated Financial Statements.

                          BIOPHAN TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                                           Period from August
                              Three Months Ended          Six Months Ended   1, 1968 (date of
                                   August 31,                 August 31,       inception) to
                               2003         2002          2003         2002   August 31, 2003
                            -----------------------------------------------------------------
Operating expenses:

    Salaries and related    $  129,861   $  175,914    $  257,503    $ 347,127   $ 1,427,297
    Research and development   201,786      189,466       439,889      641,281     2,875,181
    Professional fees          149,567      129,527       255,676      270,020     2,127,392
    Write-down of intellectual
      property rights                -            -             -            -       530,000
    General and administrative 119,709      122,300       224,445      287,609     1,308,699
                            ----------------------------------------------------------------
  Operating loss              (600,923)    (617,207)   (1,177,513)  (1,546,037)   (8,268,569)

  Other income(expense):
    Interest income                362           93        1,264        16,701        46,027
    Interest expense          (134,413)    (161,260)    (244,664)     (171,560)   (1,246,060)
    Other income                37,520       76,226       65,324        89,724       294,399
    Other expense                    -            -                    (28,805)      (65,086)
                            ----------------------------------------------------------------
                               (96,531)     (84,941)    (178,076)      (93,940)     (970,720)
                            ----------------------------------------------------------------
  Loss from continuing
    operations                (697,454)    (702,148)  (1,355,589)   (1,639,997)   (9,239,289)

  Loss from discontinued
    operations                       -            -            -             -       (89,357)
                            ----------------------------------------------------------------
  Net loss                  $ (697,454)  $ (702,148) $(1,355,589)  $(1,639,997)  $(9,328,646)
                            ================================================================
  Loss per common share-
    basic and diluted       $    (0.02)  $    (0.02) $     (0.04)  $     (0.06)
                            ==================================================
  Weighted average shares
    outstanding             39,070,506   29,652,082   38,532,599    29,600,761
                            ==================================================


          See Notes to Condensed Consolidated Financial Statements.

                         BIOPHAN TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                            Period from
                                                                           August 1, 1968
                                                     Six Months Ended    (date of inception)
                                                        August 31,               to
                                                    2003          2002     August 31, 2003
                                               -------------------------------------------
Cash flows used for operating activities:
  Net loss                                      $(1,355,589)  $(1,639,977)   $(9,328,746)
  Adjustments to reconcile net loss to net cash
    provided(used) by operating activities:
     Depreciation                                    11,528        12,780         52,058
     Realized and unrealized losses on
       marketable securities                              -        28,805         66,948
     Accrued interest on note payable
       converted to common stock                     11,998
     Amortization of interest on convertible
       notes payable                                210,118       150,000        593,451
     Write-down of intellectual property rights           -             -        530,000
     Amortization of discount on payable to
       related party                                      -             -         75,000
     Issuance of common stock for services                -             -        101,108
     Issuance of common stock for interest                -             -        468,823
     Grant of stock options for services            116,000        94,000      1,303,800
     Expenses paid by stockholder                         -             -          2,640
  Changes in operating assets and liabilities:
    (Increase)decrease in advances receivable        10,127             -              -
     Increase in due from related
       parties                                      (34,193)            -        (58,561)
    (Increase) decrease in prepaid expenses          11,991       (78,193)       (78,932)
     Increase in security deposits                        -             -         (2,933)
     Increase in accounts payable and
       accrued expenses                             353,566       203,974        683,451
     Increase(decrease) in due to related
       parties                                        2,042        (7,421)       (32,053)
                                                ----------------------------------------
                                                   (662,412)   (1,236,032)    (5,623,946)

Cash flows used for investing activities:
  Purchases of fixed assets                         (18,690)       (7,951)      (122,452)
  Sales of marketable securities                    302,000       540,000      1,219,270
  Purchases of marketable securities                      -             -     (1,286,218)
                                                ----------------------------------------
                                                    283,310       532,049       (189,400)

Cash flows provided by financing activities:
  Proceeds of bridge loans                                -             -        986,500
  Loan from stockholder                                   -       143,570        143,570
  Line of credit borrowing from related party       175,000       300,000        475,000
  Net proceeds from sales of capital stock          192,625       391,345      4,193,626
  Proceeds from exercise of options                  20,000             -         20,000
  Deferred equity placement costs                    52,108       (20,000)             -
  Proceeds from exercise of options                  20,000                       20,000
                                                ----------------------------------------
                                                    335,517       814,915      5,818,696
                                                ----------------------------------------
Net increase(decrease)in cash                       (43,585)      110,932          5,350

Cash, beginning                                      48,935        12,199              -
                                                ----------------------------------------

Cash, ending                                    $     5,350   $   123,131    $     5,350
                                                ========================================
Supplemental schedule of noncash investing
  and financing activities:
    Intellectual property acquired through
      issuance of capital stock and
      assumption of related party payable       $         -   $         -    $   175,000
                                                ========================================
    Acquisition of intellectual property        $         -   $         -    $   425,000
                                                ========================================
    Issuance of common stock upon conversion
      of bridge loans                           $   143,570   $         -    $ 1,130,070
                                                ========================================
    Issuance of common stock upon partial
      conversion of line of credit loans        $   183,950   $         -    $   183,950
                                                ========================================


          See Notes to Condensed Consolidated Financial Statements.

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            August 31, 2003


INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of August 31, 2003 and for the three and six months ended August 31, 2003 and 2002 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.

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

In connection with the exchange, the Company (i) issued an aggregate of 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR and (ii) issued an aggregate of 10,759,101 shares of common stock to a group of investors for $175,000. Also on December 1, 2000, the Company acquired intellectual property rights, including a pending patent to the MRI-compatible pacemaker technology from Biomed (the "Assignment"), for future consideration of $500,000 ("MRI technology purchase liability payable"). The Assignment was consummated pursuant to, and in accordance with, an Assignment and Security Agreement, originally dated December 1, 2000 and subsequently amended, by and between the Company and Biomed.

PRINCIPAL BUSINESS ACTIVITIES:

The Company is in the development stage and is expected to remain so for at least the next twelve months.

The Company is developing technologies that make implantable biomedical devices safe for use in an MRI (Magnetic Resonance Imaging) machine. Many implanted biomedical devices are prohibited for use in an MRI machine, including pacemakers, cardioverter-defibrillators, neurostimulators, bladder control devices, insulin pumps with wire connected sensors, pain control devices, interluminal imaging coils, interventional catheters and guide wires, endoscopes, and others. The Company plans to provide intellectual property licenses to manufacturers of these biomedical devices.

ACCOUNTING FOR STOCK OPTIONS:

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

                                      Three Months Ended            Six Months Ended
                                           August 31,                   August 31,
                                      2003           2002          2003           2002
------------------------------------------------------------------------------------------
Net loss - as reported            $ (697,454)    $ (702,148)  $ (1,355,589)  $ (1,639,977)

Add - stock based employee
  compensation expense included
  in reported net loss, net of
  related tax effects                 30,000         47,000         60,000         94,000

Deduct - Total stock based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects          64,000        115,000        114,000        230,034
------------------------------------------------------------------------------------------
Net loss - pro forma              $ (731,454)    $ (770,148)  $ (1,409,589)  $ (1,776,011)
==========================================================================================
Basic and diluted loss per
  share - as reported             $     (.02)    $     (.03)  $       (.04)  $       (.06)
==========================================================================================
Basic and diluted loss per
  share - pro forma               $     (.02)    $     (.03)  $       (.04)  $       (.06)
==========================================================================================



PREPAID EXPENSES:

Prepaid expenses at August 31, 2003 consist of the following:

       Prepaid insurance                               $ 60,807
       Prepaid supplies                                  18,125
                                                       --------
                                                       $ 78,932
                                                       ========

LOAN AGREEMENTS:

In June 2002, the Company signed a Loan Agreement with a stockholder providing for borrowings of up to $400,000 with interest payable at 8% per annum.

Principal and accrued interest become due and payable on December 31, 2003.
On July 28, 2003, the Company issued 775,000 shares of common stock for the conversion of the entire principal amount of the loan of $143,570 plus accrued interest of $11,998.

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

On August 19, 2002, the Line was increased by $100,000 and the expiration date thereof was extended to August 19, 2003. The payment date of amounts borrowed under the original Line was extended to December 1, 2002. The entire line now expires on June 1, 2004. In consideration for the increase in the Line, Biomed received 30,000 additional warrants to purchase shares of restricted common stock at a price dependent on the selling price of the Company's stock, as defined. The exercise price of the warrants issued to Biomed in exchange for the increase in the line of credit to $350,000 and the extension of the payment date to December 1, 2002 is the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. The fair value of the warrants - in accordance with guidance provided by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation - was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.25; no dividend yield; volatility factor of the expected market price of the company's common stock of 0.0%, and an expected life of 2.8 years. The value attributed to the warrants was insignificant.
As a result, these warrants have been allocated no value.

On June 30, 2003, we issued 1,268,621 shares of common stock for the conversion of $183,950 of the $350,000 Line of Credit obligation. The Company has drawn additional amounts totaling $175,000 under the Line, which amounts were also fully discounted as a result of the beneficial conversion feature, and recorded as additional paid-in capital. At August 31, 2003, $291,050 was outstanding under the Line. The stated liability for financial reporting purposes is $291,050 less an unamortized discount $131,549, or $159,501.

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

In December 2002, in consideration for extending the maturity date to June 1, 2004 and for prior extensions, the Company and Biomed agreed to make the $500,000 MRI technology purchase liability payable to Biomed convertible at Biomed's election into shares of the Company's common stock at a price dependent on the selling price of the Company's stock, as defined, but below market. Consequently, the intrinsic value of the beneficial conversion feature of the liability was recorded as a discount, such that the full $500,000 was discounted, with a corresponding increase to additional paid-in capital. At August 31, 2003, the balance of the MRI technology purchase liability payable, net of a discount of $250,000, is $250,000.

At August 31, 2003, the principal amounts of the Company's obligations approximated their estimated fair values based upon current borrowing rates for similar issues.

CHANGES IN EQUITY:

During November 2002, the Company entered into a Stock Purchase Agreement with an institutional investor whereby the Company agreed to sell up to $3,000,000 of the Company's common stock. The agreement required the Company to file with the Securities and Exchange Commission ("SEC") a Registration Statement covering the shares issuable under this agreement. The registration became effective on July 11, 2003. Through August 31, 2003, the Company sold and issued 1,119,348 shares of common stock under the agreement for gross proceeds of $192,625. Also, during the quarter, $122,646 of related offering expenses were charged against the additional paid-in capital account.

On August 13, 2003, 2,000,000 options were granted to two consultants, exercisable at prices equal to 80% of the closing price of the stock on the day prior to exercise. During the month of August, options for 153,655 shares were exercised for an aggregate of $20,000.


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

We are currently in the development stage of operations and expect to be in that mode for at least the next 12 months. Our primary mission is to develop and commercially exploit technologies for enabling cardiac pacemakers and other life sustaining medical devices to be safe and compatible with MRI and other equipment that generates powerful magnetic and radio frequency signals.

On October 1, 2003, we entered into a stock purchase agreement with SBI Brightline Consulting, LLC that obligates SBI to purchase, upon our election, up to 11,000,000 shares of our common stock for an aggregate purchase price of $2.9 million. The agreement requires that the shares be registered with the SEC and a registration statement for that purpose was filed with the SEC on October 9, 2003. Once the registration statement becomes effective there will be no limitation on when we may require SBI to purchase the shares except that the shares are divided into six tranches that must be purchased in a particular order.

In addition to agreement with SBI, we are a party to a restated stock purchase agreement with Spectrum Advisors LTD. Pursuant to the Spectrum agreement, we may require Spectrum to purchase shares of our common stock at our sole discretion and from time to time over a period of 24 months ending July 11, 2005. The purchase price for shares purchased under the Spectrum agreement is 80% of the average daily volume weighted average price of our common stock during the trading days relating to a particular draw. Spectrum is currently committed to purchase shares for consideration of up to $3 million under the Spectrum agreement. We have registered for resale by Spectrum 8,960,000 shares of common stock that we may sell to Spectrum pursuant to the Spectrum agreement. As of the current date, we have sold Spectrum 3,325,757 shares for aggregate consideration of $491,190. If we were to sell to Spectrum the remaining shares that we have already registered at the closing price of our common stock on October 13, 2003 of $.22 per share, we would receive additional consideration of $1,014,163. If that were to occur, it would leave $1,494,647 available for sale under the Spectrum agreement if we were to choose to register additional shares for resale by Spectrum.

We estimate that a combination of the equity financing from the sale of our common stock pursuant to the SBI and Spectrum stock purchase agreements will be sufficient to satisfy our projected cash requirements over the next 12 months. Our estimate of these cash requirements is as follows:

     Research and product development....................   $  973,000
     Operating expenses, including
       administrative salaries and benefits,
       office expenses, rent expense, legal
       and accounting, publicity, investor
       relations.........................................    1,137,000
     Partially repay related party loans plus interest...      330,000
     Pay down past-due accounts payable..................      260,000
                                                            ----------
     Total Cash Requirements.............................   $2,700,000
                                                            ==========

Our estimate of operating expenses represents the expenditures we anticipate incurring in the operation of our business, and includes our estimated costs associated with the preparation and filing of the registration statement with respect to the shares to be sold to SBI.

We intend to pursue our research and product development activities, concentrating the major portion of our available resources on the shielding and filtering technologies for achieving MRI safe solutions. We have identified a core group of potential customers/development partners for our technology and continue to meet with these companies on a regular basis. We are obligated by confidentiality and nondisclosure agreements with the companies we are speaking with concerning potential relationships. Consistent with our business strategy, on September 25, 2003, we entered into a development agreement with a medical device manufacturer to develop MRI capability for one of their products. The terms of this development agreement are confidential. Additionally, our negotiations with other biomedical device manufacturers and our evaluation of their proposals is continuing.

Our goal is to enter into a development arrangement with several or more of these entities whereby each entity would provide financial and research support to further the commercialization of our technologies. In addition to seeking development arrangements with potential partners, we will continue to expand our technology portfolio by seeking to acquire complementary technologies through licensing arrangements with other third parties. Key members of our management team have and will continue to attend and present technical papers at industry trade conferences and to leaders in the pacing and medical device arena.

We estimate that our research and development plan will require approximately $973,000 of our funds over the next 12 months, dedicated to the following activities:

     MRI Shielding for Active Medical Devices..........    $  563,000
     MRI Shielding for Passive Medical Devices.........       410,000
                                                           ----------
       Total...........................................    $  973,000
                                                           ==========

The MRI Shielding project entails the development of technology that may be applied to active medical devices and passive medical devices to allow patients to undergo MRI diagnostics. Active medical devices include such items as pacemakers and drug pumps, and passive medical devices include such items as biopsy needles, stents and guidewires.

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


Item 2. Changes in Securities and Use of Proceeds

On June 30, 2003, we issued 1,268,621 shares of common stock for the conversion of $183,950 of the $350,000 Line of Credit obligation payable to Biomed Solutions, LLC. Biomed had previously sold that portion of its receivable to a single purchaser. The shares were issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, involving a private transaction in exchange for debt, and pursuant to the provisions of Regulation S of the Securities Act. All recipients of the shares were nonaffiliated, non U.S. persons deemed to be accredited investors and/or persons with knowledge of business. There was no general solicitation or general advertising related to the transaction, and the recipients were required to represent that they were non U.S. persons and that they were not acquiring the shares for the account or benefit of any U.S. Person.
The offer to purchase the shares was not made to a person in the United
States and, at the time of the transaction, the purchasers were outside the United States. All securities representing the shares were issued with appropriate restrictive legends.

On July 28, 2003, we issued 775,000 shares of common stock for the conversion of a debt obligation payable to a single investor in the aggregate amount of $155,568 ($143,570 principal, plus $11,998 interest). The shares were issued to the investor pursuant to the exemptions provided by Sections 3(a)(9) and 4(2) of the Securities Act, involving a private transaction in exchange for debt. The shares were exchanged by Biophan with a single existing security holder who is a non-affiliated accredited investor. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. All securities representing the shares were issued with appropriate restrictive legends.

Between July 12, 2003 and August 31, 2003 we issued an aggregate of
1,119,348 shares of our common stock to Spectrum Advisors, Ltd. in connection with the restated stock purchase agreement dated as of November 22, 2002 between us and Spectrum. We received aggregate proceeds of $192,625 from our sale of these shares to Spectrum. In connection with such sales, we are obligated to issue to Carolina Financial Services, LLC warrants to purchase 55,967 shares of our common stock at an average exercise price of $.19. These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.


Item 3.  Defaults Upon Senior Securities

This Item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

On Wednesday, August 20, 2003, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Company's offices in West Henrietta, New York. At the Meeting, the following directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.




Nominee                        For               Abstain
---------                     -----             ----------
Guenter H. Jaensch          23,363,572            50,150
Michael L. Weiner           23,413,722                 0
Steven Katz                 23,413,572               150
Ross B. Kenzie              23,398,922            14,800
Robert S. Bramson           23,402,722            11,000

A proposal was also made to amend the Company's Certificate of Incorporation to increase the number of common shares authorized to be issued from 60,000,000 to 80,000,000 shares. The proposal carried by a vote of 22,971,812 for, 346,225 against and 95,685 abstaining.

A proposal to increase the number of shares reserved for issuance under the 2001 Stock Option Plan from 2,500,000 to 7,000,000 was approved by a vote of 18,858,567 For, 523,660 against and 22,410 abstaining.

Stockholders were also asked to amend the formula for the grant of options to non-employee directors under the 2001 Stock Option Plan. The proposal carried by a vote of 23,268,002 for, 55,950 against and 89,770 abstaining.

Lastly, stockholders ratified the appointment of Goldstein Golub Kessler, LLP, as independent auditors of the Company for the fiscal year ending February
28, 2004 by a vote of 23,184,652 for, 87,400 against and 141,670 abstaining.

Item 5.  Other Information

This Item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.   Exhibit Description                 Location
------------------------------------------------------------------------------
2.1           Articles of Merger                  Incorporated by reference
                                                  to Exhibit 3.2 to Biophan's
                                                  Form 10-KSB for the year
                                                  ended February 29, 2000

2.2           Articles of Dissolution             Incorporated by reference
`                                                  to Exhibit 3.3 to the 2000
                                                  10-KSB

2.3           Exchange Agreement, dated as of     Incorporated by reference
              December 1, 2000, by and among      to Exhibit 2.3 to Biophan's
              Biophan, Biomed Solutions, LLC      Registration Statement on
              (formerly Biophan, LLC), and LTR    Form SB-2 (File No. 333-
              Antisense Technology, Inc.          102526) (the "Prior
                                                  Registration")

3.1           Articles of Incorporation (Nevada)  Incorporated by reference to Exhibit 3.1 to the 2000
                                                  10-KSB

3.2           Bylaws (Nevada)                     Incorporated by reference
                                                  to Exhibit 3.2 to Biophan's
                                                  Form 10-SB filed on May 13,
                                                  1999.

3.3           Amendment to the Articles of        Incorporated by reference
              Incorporation                       to Exhibit 3.1(i) to
                                                  Biophan's Form 8-K, filed
                                                  December 15, 2000.

3.4           Amendment to Exchange Agreement     Incorporated by reference
                                                  to Exhibit 2 to Biophan's
                                                  Form 10-KSB for the year
                                                  ended February 28, 2001 and
                                                  filed as an exhibit to Form
                                                  SB-2a on May 1, 2003.

3.5           Certificate of Amendment to         Incorporated by reference
              Articles of Incorporation           to Exhibit 3.1(i) to
                                                  Biophan's Form 8-K on
                                                  August 27, 2001.

4.1           Stock Purchase Warrant between      Incorporated by reference
              Biophan and Biomed Solutions, LLC   to Exhibit 4.1 to
              (formerly Biophan, LLC) dated June  Biophan's Form 10-QSB for

              4, 2002                             the period ended May 31,
                                                  2002.

4.2           Restated Stock Purchase Warrant     Incorporated by reference
              Biophan and Bonanza Capital         to Exhibit 4.2 to
              Masterfund LTD                      Biophan's Form 10-QSB for
                                                  the period ended May 31,
                                                  2002.

4.3           Restated Stock Purchase Warrant     Incorporated by reference
              between Biophan and Biomed          to Exhibit 4.3 to
              Solutions, LLC, dated January 8,    Biophan's Form 10-QSB for
              2003                                the period ended November
                                                  30, 2002.

4.4           Stock Purchase Warrant between      Incorporated by reference
              Biophan and Biomed Solutions, LLC   to Exhibit 4.4 to Biophan's
              dated November 11, 2002             Form 10-QSB for the period
                                                  ended November 30, 2002.

4.5           Form of Stock Purchase Warrant      Incorporated by reference
              issued to principals of Carolina    to Exhibit 4.5 to Biophan's
              Financial Services, for a total of  Form 10-QSB for the period
              121,572 shares                      ended November 30, 2002.

4.6           Form of Stock Purchase Warrant to   Incorporated by reference
              be issued to Carolina Financial     to Exhibit 4.6 to Biophan's
              services in connection with the     Form 10-QSB for the period
              Stock Purchase Agreement with       ended November 30, 2002.
              Spectrum Advisors, Ltd

4.7           Form of Stock Purchase Warrant      Incorporated by reference
              issued to investors in private      to Exhibit 4.7 to Biophan's
              placement of securities, for a      Form 10-QSB for the period
              total of 2,770,550 shares           ended November 30, 2002.

4.8           Stock Purchase Warrant issued to    Incorporated by reference
              SBI USA, LLC                        to Exhibit 4.8 to Biophan's
                                                  Form 10-QSB for the period
                                                  ended November 30, 2002.

10.1          Stock Purchase Agreement dated      Incorporated by reference
              October 1, 2003 between Biophan     to Exhibit 10.50 to
              and SBI Brightline Consulting,      Biophan's Form SB-2 on
              LLC.                                October 9, 2003.

10.2          Development Agreement between       Incorporated by reference
              Biophan and Alfred University       to Exhibit 10.51 to
              dated July 17, 2003                 Biophan's Form SB-2 on
                                                  October 9, 2003.

31.1          Certification by Chief Executive    Filed herewith
              Officer pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002

31.2          Certification by Chief Financial    Filed herewith
              Officer pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002.

32.1          Certification by Chief Executive    Filed herewith
              Officer and Chief Financial Officer
              pursuant to 18 U.S.C. Section 1350,
              as adopted pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

          Not applicable.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOPHAN TECHNOLOGIES,INC.
 (Registrant)

Date:  October 15, 2003


                    By: /s/ Michael L. Weiner
                    ------------------------------
                    Name:  Michael L. Weiner,
                    Title:  Chief Executive Officer


                    By: /s/ Robert J. Wood
                    ------------------------------
                    Name:  Robert J. Wood
                    Title:  Chief Financial Officer