Form 10QSB
period 2003-11-30
BIOPHAN TECHNOLOGIES INC
filed 2004-01-15
CIK 1084000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-QSB

[x]   Quarterly Report under Section 13 or 15(d)of the Securities Exchange Act of 1934
                For the quarterly period ended: November 30, 2003

[  ]   Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

                    For the transition period from ____ to ____

                         Commission File No. 0-26057


                          BIOPHAN TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

                    Nevada                                82-0507874
       ----------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization                   Identification No.)

      150 Lucius Gordon Drive,  Suite 215
           West Henrietta, New York                           14586
    -------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip code)

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

                   [ X ] Yes                     [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                Outstanding as of January 12, 2004
       Common Stock, $.005 par value               57,004,071

Transitional small Business Disclosure Format (Check One): Yes[ ]  No[x]

                                    INDEX
                                                                          Page
                                                                        Number

PART I.   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

     Independent Accountant's Report                                          3

     Condensed Consolidated Balance Sheets, November 30, 2003 (Unaudited)
     and February 28, 2003                                                    4

     Condensed Consolidated Statements of Operations, Three Months and Nine Months Ended November 30 , 2003 and 2002 (Unaudited), and from August 1,
     1968 (Date of Inception) through November 30, 2003 (Unaudited)           5

     Condensed Consolidated Statements of Cash Flows, Nine Months Ended November 30, 2003 and 2002 (Unaudited) and from August 1, 1968
     Date of Inception) through November 30, 2003 (Unaudited)                 6

     Notes to Condensed Consolidated Financial Statements                     7

   ITEM 2.  Plan of Operation                                                12

   ITEM 3.  Controls and Procedures                                          14

PART II. OTHER INFORMATION                                                   15

   ITEM 1.  Legal Proceedings                                                15

   ITEM 2.  Changes in Securities and Use of Proceeds                        15

   ITEM 3.  Defaults Upon Senior Securities                                  15

   ITEM 4.  Submission of Matters to a Vote of Security Holders              15

   ITEM 5.  Other Information                                                15

   ITEM 6.  Exhibits and Reports on Form 8-K                                 15

       a. Exhibits                                                           15
       b. Reports on Form 8-K                                                17

   SIGNATURES                                                                18

                          PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of November 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

January 8, 2004

                           BIOPHAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         November 30, 2003
                                            (Unaudited)          February 28, 2003
                                         -----------------------------------------
          ASSETS
Current Assets:
 Cash                                    $    68,832                 $    48,935
 Investments in marketable securities              -                     302,000
 Advances receivable                               -                      10,127
 Due from related party                       74,889                      24,368
 Prepaid expenses                             61,559                      90,923
 -------------------------------------------------------------------------------

           Total Current Assets              205,280                     476,353
           ---------------------------------------------------------------------
Fixed Assets, at cost, net                    67,418                      63,232
--------------------------------------------------------------------------------
Other Assets:
 Intellectual property rights                 70,000                      70,000
 Security deposit                              2,933                       2,933
 Deferred equity placement costs                   -                      70,538
 Deferred tax asset, net of valuation
  allowance of $2,444,000 and $2,120,000
   respectively                                    -                           -
   -----------------------------------------------------------------------------
                                              72,933                     143,471
--------------------------------------------------------------------------------
                                         $   345,631                 $   683,056
================================================================================

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses       658,836                 $   343,216
 Loan payable to stockholder                       -                     143,570
 Payable to related party, less discount     203,402                     300,000
 Due to related party                          4,854                       9,401
 -------------------------------------------------------------------------------

           Total Current Liabilities         867,092                     796,187
           ---------------------------------------------------------------------
Long-term payable to related party,
  less discount                              333,334                      83,333
  ------------------------------------------------------------------------------
Stockholders' Deficiency:
  Common stock, $.005 par value
    Authorized, 80,000,000 shares
    Issued and outstanding,
      46,004,071 shares and
       37,634,693 shares, respectively       230,020                     188,173
  Additional paid-in capital               8,971,650                   7,588,520
  Deficit accumulated during the
    development stage                    (10,056,465)                 (7,973,157)
    ----------------------------------------------------------------------------
                                            (854,795)                   (196,464)
    ----------------------------------------------------------------------------
                                         $   345,631                 $   683,056
================================================================================

    See Notes to Condensed Consolidated Financial Statements.

                                  BIOPHAN TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                                                 Period from August
                                  Three Months Ended          Nine Months Ended    1, 1968 (date of
                                     November, 30,              November 30,       inception) to
                                   2003         2002          2003        2002    November 30, 2003
-----------------------------------------------------------------------------------------------
Revenues:
  Development payments          $75,000            _       $75,000             -       $75,000

Operating expenses:

  Salaries and related          119,371      146,462       376,874       493,589     1,546,668
  Research and development      242,783      195,842       682,671       837,123     3,118,063
  Professional fees             109,233      104,784       364,909       374,804     2,236,625
  Write-down of intellectual
   property rights                    -            -             -             -       530,000
  General and administrative    198,727      111,321       423,173       398,930     1,507,427
-------------------------------------------------------------------------------------
                                670,114      558,409     1,847,627     2,104,446     8,938,783
----------------------------------------------------------------------------------------------
Operating loss                 (595,114)    (558,409)   (1,772,627)   (2,104,446)   (8,863,783)

Other income(expense):
  Interest income                   113          177         1,377        16,878        46,140
  Interest expense             (142,886)    (162,862)     (387,551)     (334,422)   (1,388,947)
  Other income                   10,169       47,345        75,493       137,069       304,568
  Other expense                       -            -                     (28,805)      (65,086)
----------------------------------------------------------------------------------------------

                               (132,604)    (115,340)     (310,681)     (209,280)   (1,103,325)
----------------------------------------------------------------------------------------------
Loss from continuing
 operations                    (727,718)    (673,749)   (2,083,308)   (2,313,726)   (9,967,108)

Loss from discontinued
 operations                           -            -             -             -       (89,357)
----------------------------------------------------------------------------------------------

Net loss                      $(727,718)   $(673,749)  $(2,083,308)  $(2,313,726) $(10,056,465)
===============================================================================================
  Loss per common share
    Basic and Diluted         $   (0.02)   $   (0.02)  $     (0.05)  $     (0.08)
================================================================================
  Weighted average shares
    outstanding              43,946,562   31,902,380    40,359,446    30,359,831
================================================================================

          See Notes to Condensed Consolidated Financial Statements.

                           BIOPHAN TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                    Period from
                                                                                  August 1, 1968
                                                          Nine Months Ended      (date of inception)
                                                             November 30,               to
                                                         2003          2002      November 30, 2003
--------------------------------------------------------------------------------------------------
Cash flows used for operating activities:
  Net loss                                        $(2,083,308)  $(2,313,726)       $(10,056,465)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
     Depreciation                                      17,439        19,191              57,969
     Realized and unrealized losses on
       marketable securities                                -        28,805              66,948
     Accrued interest on note payable
       converted to common stock                       11,998                            11,998
     Amortization of interest on convertible
       notes payable                                  337,352       300,000             720,685
     Write-down of intellectual property rights             -             -             530,000
     Amortization of discount on payable to
       related party                                        -             -              75,000
     Issuance of common stock for services                  -             -             101,108
     Issuance of common stock for interest                  -             -             468,823
     Grant of stock options for services              230,000       138,000           1,417,800
     Expenses paid by stockholder                           -             -               2,640
  Changes in operating assets and liabilities:
    (Increase)decrease in advances receivable          10,127             -                   -
     Increase in due from related
       parties                                        (50,521)      (16,779)            (74,889)
    (Increase) decrease in prepaid expenses            29,364       (38,649)            (61,559)
     Increase in security deposits                          -             -              (2,933)
     Increase in accounts payable and
       accrued expenses                               315,620       197,740             645,505
     (Decrease) in due to related
       parties                                         (4,547)      (11,559)            (38,642)
-----------------------------------------------------------------------------------------------

                                                   (1,186,476)   (1,696,977)         (6,136,012)

Cash flows provided by investing activities:
  Purchases of fixed assets                           (21,625)       (7,951)           (125,387)
  Sales of marketable securities                      302,000       540,000           1,219,270
  Purchases of marketable securities                        -             -          (1,286,218)
-----------------------------------------------------------------------------------------------

                                                      280,375       532,049            (192,335)

Cash flows provided by financing activities:
  Proceeds of bridge loans                                  -             -             986,500
  Loan from stockholder                                     -       143,570             143,570
  Line of credit borrowing from related party         200,950       300,000             500,950
  Line of credit payments                             (55,000)                          (55,000)
  Net proceeds from sales of capital stock            281,663       757,212           4,393,312
  Proceeds from exercise of options                   427,847             -             427,847
  Deferred equity placement costs                      70,538       (20,000)                  -
-----------------------------------------------------------------------------------------------
                                                      925,998     1,180,782           6,397,179
-----------------------------------------------------------------------------------------------
Net increase in cash                                   19,897        15,854              68,832

Cash, beginning                                        48,935        12,199                   -
-----------------------------------------------------------------------------------------------

Cash, ending                                         $ 68,832      $ 28,053            $ 68,832
===============================================================================================
Supplemental schedule of noncash investing
  and financing activities:
    Intellectual property acquired through
      issuance of capital stock and
      assumption of related party payable                   -             -            $175,000
===============================================================================================
    Acquisition of intellectual property             $      -      $      -            $425,000
===============================================================================================
    Issuance of common stock upon conversion
      of bridge loans                                $143,570      $      -          $1,130,070
===============================================================================================
    Issuance of common stock upon partial
      conversion of line of credit loans             $183,950      $      -            $183,950
===============================================================================================

          See Notes to Condensed Consolidated Financial Statements.

                      BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 November 30, 2003


INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of November 30, 2003 and for the three and nine months ended November 30, 2003 and 2002 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.

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

The Company is developing technologies that make implantable biomedical devices safe and compatible for use in an MRI (Magnetic Resonance Imaging) machine. Many implanted biomedical devices are prohibited for use in an MRI machine, including pacemakers, cardioverter-defibrillators, neurostimulators, bladder control devices, insulin pumps with wire connected sensors, pain control devices, intraluminal imaging coils, interventional catheters and guide wires, endoscopes, and others. The Company plans to provide intellectual property licenses and critical components to manufacturers of these biomedical devices.

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

                                          Three Months Ended            Nine Months Ended
                                               November                      November
                                          2003          2002            2003          2002
------------------------------------------------------------------------------------------
Net loss - as reported              $ (727,718)   $ (673,749)    $(2,083,308)  $(2,313,726)

Add - stock based employee
  compensation expense included
  in reported net loss, net of
  related tax effects                   30,000        47,000          90,000       140,000

Deduct - Total stock based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects            65,000       115,000         179,000       345,000
------------------------------------------------------------------------------------------

Net loss - pro forma                $ (762,718)   $ (741,749)    $(2,172,308)  $(2,518,726)
==========================================================================================
Basic and diluted loss per
  share - as reported               $     (.02)   $     (.02)    $      (.05)  $      (.08)
==========================================================================================
Basic and diluted loss per
  share - pro forma                 $     (.02)   $     (.02)    $      (.05)  $      (.08)
==========================================================================================

PREPAID EXPENSES:

Prepaid expenses at November 30, 2003 consisted of the following:

         Prepaid insurance       $ 43,434
         Prepaid supplies          18,125
      -----------------------------------
                                 $ 61,559
      ===================================

LOAN AGREEMENTS:

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

On June 30, 2003, we issued 1,268,621 shares of common stock for the conversion of $183,950 of the $350,000 Line of Credit obligation. Since that time, the Company has drawn additional amounts under the Line, which amounts were also fully discounted as a result of the beneficial conversion feature, and recorded as additional paid-in capital. At November 30, 2003, $262,000 was outstanding under the Line. The stated liability for financial reporting purposes is $262,000 less an unamortized discount $58,598, or $203,402.

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

In December 2002, in consideration for extending the maturity date to June 1, 2004 and for prior extensions, the Company and Biomed agreed to make the $500,000 MRI technology purchase liability payable to Biomed convertible at Biomed's election into shares of the Company's common stock at a price dependent on the selling price of the Company's stock, as defined, but below market. Consequently, the intrinsic value of the beneficial conversion feature of the liability was recorded as a discount, such that the full $500,000 was discounted, with a corresponding increase to additional paid-in capital. At November 30, 2003, the balance of the MRI technology purchase liability payable, net of a discount of $166,666, is $333,334.

At November 30, 2003, the principal amounts of the Company's obligations approximated their estimated fair values based upon current borrowing rates for similar issues.

CHANGES IN EQUITY AND SUBSEQUENT EVENT:

During November 2002, the Company entered into a Stock Purchase Agreement with an institutional investor whereby the Company agreed to sell up to $3,000,000 of the Company's common stock. The agreement required the Company to file with the Securities and Exchange Commission ("SEC") a Registration Statement covering the shares issuable under this agreement. The registration became effective on July 11, 2003. Through November 30, 2003, the Company sold and issued 3,325,757 shares of common stock under the agreement for gross proceeds of $491,190.

Also, during the period from August 13 through October 21, 2003, options for 3,000,000 shares were granted to three consultants, exercisable at prices equal to 80% of the closing price of the stock on the day prior to exercise. These options were completely exercised for aggregate proceeds of $427,847.

From December 3, 2003 to January 12, 2004, 11,000,000 shares of common stock were issued to SBI Brightline, LLC pursuant to the Stock Purchase Agreement between the Company and SBI. Gross proceeds of $2,900,000 were received, or are in transit, thereby completing the terms of that financing agreement.

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

We are currently in the development stage of operations and expect to be in that mode for at least the next twelve months. Our primary mission is to develop and commercially exploit technologies for enabling cardiac pacemakers and other life sustaining medical devices to be safe and compatible with MRI and other equipment that generates powerful magnetic and radio frequency signals. . We believe that we have successfully demonstrated an effective solution for making pacemakers safe for use with MRI [and providing a meaningful margin of safety]. Our solution addresses both the problems of device heating and induced voltages in pacemakers, the two [primary] problems associated with the use of MRI for patients with pacemakers. Today approximately 3 million pacemaker recipients are denied access to MRI imaging when needed, due to safety concerns and FDA contraindications. If manufacturers of pacemakers incorporated our solution into their products, we believe they would be safe for use with MRI. We are in ongoing discussions with the major pacemaker manufacturers, and one or more of these companies is currently evaluating our technologies and patents. We are also negotiating with a major research university to undertake a study to demonstrate further the dangers posed to pacemaker patients by MRI imaging and the effectiveness of our solution. We believe that manufacturers, once provided with adequate additional compelling evidence of both the danger and the efficacy of our solution, will wish to avoid potential liabilities from death and/or injuries that may occur as a result of devices offered for sale after knowledge of our solutions was available, and failed to be taken advantage of, and will wish to incorporate our solution into their products.

On October 1, 2003, we entered into a stock purchase agreement with SBI Brightline Consulting, LLC that obligated SBI to purchase, upon our election, up to 11,000,000 shares of our common stock for an aggregate purchase price of $2.9 million. The agreement required that the shares be registered with the SEC and a registration statement for that purpose became effective on November 17, 2003. All 11,000,000 shares have now been purchased by SBI in six tranches for gross proceeds of $2,900,000.

In addition to the stock purchase agreement with SBI, we have been a party to a restated stock purchase agreement with Spectrum Advisors LTD. Pursuant to the Spectrum agreement, we have the option to require Spectrum to purchase shares of our common stock at our sole discretion and from time to time over a period of 24 months ending July 11, 2005. The purchase price for shares purchased under the Spectrum agreement is 80% of the average daily volume weighted average price of our common stock during the trading days relating to a particular draw. Spectrum is currently committed to purchase shares for consideration of up to $3 million under the Spectrum agreement. We have registered for resale by Spectrum 8,960,000 shares of common stock that we may sell to Spectrum pursuant to the Spectrum agreement. As of the current date, we have sold Spectrum 3,325,757 shares for aggregate consideration of $491,190. Effective with the registration of the new SBI Brightline $5.5 million financing, Biophan will terminate the unutilized remainder of the earlier Spectrum financing, and these shares will be allocated for purchase by SBI Brightline under the new financing.


We estimate that the equity financing from the sale of our common stock pursuant to the SBI stock purchase agreement will be more than sufficient to satisfy our projected cash requirements over the next 12 months. Our estimate of these cash requirements is as follows:

Research and product development                      $  973,000
Operating expenses, including
  administrative salaries and benefits,
  office expenses, rent expense, legal
  and accounting, publicity, investor
  relations                                            1,137,000
Partially repay related party loans plus interest        	390,000
Pay down past-due accounts payable                       200,000
----------------------------------------------------------------
Total Cash Requirements                               $2,700,000
   ================================================================

In December 2003, we announced three major strategic initiatives for 2004:
(1) Acquisition of Intellectual Assets, (2) Market Expansion, and (3) Strategic Partnerships.

(1) With four United States patents under license and more than 50 patents pending, we are aggressively pursuing internal research and development projects, as well as sourcing leading-edge providers of related technologies. Intellectual property, such as technology solutions and patents, may be developed internally, through joint ventures, or purchased. To ensure the continuing value of our intellectual assets, we will aggressively defend our licenses, both domestically and abroad.

(2) We currently enjoy a leadership position in developing technologies designed to make implanted medical devices, such as heart pacemakers, safe for use with MRI and other diagnostic imaging tools. We have also developed technologies that allow for the use of interventional MRI, without the heating problems that can cause tissue damage or imaging problems that obscure the outcome of the procedures. Based on discussions underway with several biomedical device manufacturers, both in the U.S. and overseas, we plan to expand the use of the technologies we have developed to make a wider range of devices compatible with MRI. These technologies reduce radio frequency interference, heating, and induced voltages. In 2004, we will explore opportunities for these technologies in the prosthetic and surgical tool markets, where the lack of MRI compatibility negatively impacts investigational and diagnostic procedures. Discussions with these device manufacturers indicate a need for, and interest in, solutions to additional problems where we can develop solutions based on our technology. Part of our strategic initiative for 2004 will include expanding our technology offerings to the companies with whom we are already in discussions or collaborating.

      Our Photonic MRI Microcoil (PMM) is one example of our expanded technology. Recent studies indicate up to 85% of heart attacks and strokes may be caused by vulnerable plaque which may result in thrombosis, and is not easily detected by other methods. Our technologies are designed to pinpoint specific sites where therapies can address the problem. By inserting the PMM directly into a blood vessel, MRI can provide a detailed look at vulnerable plaque without injury-causing heating or image degradation. Another example of our expanding on the use of existing, licensed technology is NanoView. The concept of our NanoView technology is to utilize nanomagnetic particles, a specific type of nanotechnology, as contrast agents to preferentially bind to tissues of diagnostic interest with the goal of improving detail and contrast in MRI diagnostic image processes. We expect NanoView to improve performance in terms of signal intensity and the use of multiple markers, which broadens the applications of MRI imaging.

(3) Leveraging strategic partnerships is vital to our mission. By exploiting our established relationships, such as the recently announced joint development agreement with Boston Scientific, a major medical device manufacturer, we not only gain access to a platform to validate our technology but also develop a relationship with our potential sales channels. We have entered into Non- Disclosure Agreements with a number of major manufacturers of implanted biomedical and related devices. We are discussing with these companies potential strategic partnership arrangements that may include joint development projects, original equipment manufacturing arrangements and licensing agreements.

We estimate that our ongoing research and development plan will require approximately $973,000 of our funds over the next 12 months, dedicated to the following activities:

     MRI Shielding for Active Medical Devices       $  563,000
     MRI Shielding for Passive Medical Devices         	410,000
--------------------------------------------------------------
       Total                                        $  973,000
==============================================================

These amounts may increase as customer contracts identify specific tasks and testing that may be required.

The MRI Shielding project entails the development of technology that may be applied to active medical devices and passive medical devices to allow patients to undergo MRI diagnostics. Active medical devices include such items as pacemakers and drug pumps, and passive medical devices include such items as biopsy needles, stents and guidewires.

In November 2004, we recorded $75,000 as a development payment from one of our biomedical device customers for prototype development of a prospective product adaptation.Additional revenues are expected from this customer for additional work, which may lead to a license for one of our technologies.


Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities, nor does the plan contemplate any significant change in the number of employees. We currently employ eleven full-time individuals.

Our plans do not include funding for FDA approvals, as our strategy is to supply solutions to the major biomedical device manufacturers, who will incorporate our technology into their existing and future product lines. It will be the responsibility of these manufacturers to apply for and receive FDA approval of their products. Since our technologies are made of known biocompatible, non-toxic materials, and since we do not change the method by which the devices conduct diagnostic and/or therapeutic functionality, we anticipate reasonable timeframes for our customers to obtain FDA approvals of devices that add our capability for safety and/or image enhancements.

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


Item 3.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


Item 2. Changes in Securities and Use of Proceeds

Between July 12, 2003 and November 30, 2003 we issued an aggregate of 3,325,757 shares of our common stock to Spectrum Advisors, Ltd. in connection with the restated stock purchase agreement dated as of November 22, 2002 between us and Spectrum. We received aggregate proceeds of $491,190 from our sale of these shares to Spectrum. In connection with such sales, we are obligated to issue to Carolina Financial Services, LLC warrants to purchase 166,288 shares of our common stock at an average exercise price of $.16. These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.


Item 3.  Defaults Upon Senior Securities

     This Item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

     This Item is not applicable


Item 5.  Other Information

     This Item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.    Exhibit Description                 Location
-------------------------------------------------------------------------------
2.1            Articles of Merger                  Incorporated by reference
                                                   to Exhibit 3.2 to Biophan's
                                                   Form 10-KSB for the year
                                                   ended February 29, 2000

2.2            Articles of Dissolution             Incorporated by reference
                                                   to Exhibit 3.3 to the 2000
                                                   10-KSB

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


     (b)  Reports on Form 8-K

     The Company filed Form 8-K dated October 1, 2003 reporting under Item 5, Other Events and Regulation FD Disclosure, that the Company had entered into a Stock Purchase Agreement with SBI Brightline Consulting, LLC ("SBI") obligating SBI to purchase, upon the Company's election, up to 11,000,000 shares of the Company's common stock for an aggregate purchase price of $2.9 million.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOPHAN TECHNOLOGIES,INC.
 (Registrant)

Date:  January 14, 2004


                    By: /s/ Michael L. Weiner
                    --------------------------------
                    Name:  Michael L. Weiner,
                    Title:  Chief Executive Officer


                    By: /s/ Robert J. Wood
                    --------------------------------
                    Name:  Robert J. Wood
                    Title:  Chief Financial Officer