Form 10KSB
period 2004-02-29
BIOPHAN TECHNOLOGIES INC
filed 2004-05-13
CIK 1084000

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                                   FORM 10-KSB
                             -----------------------
                                   (Mark One)


      [X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the fiscal year ended February 29, 2004.
                                       or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the transition period from________to__________.

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

      Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

The issuer had $75,000 of revenues for its most recent fiscal year ended February 29, 2004.

The aggregate market value of the voting equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity as of May 12,2004 was $63,821,929.

The number of outstanding shares of the issuer's Common Stock, $.005 par value as of May 12,2004 was 68,695,110 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Not applicable.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page

PART I

      Item 1. Description of Business                                          1

      Item 2. Description of Property                                         20

      Item 3. Legal Proceedings                                               20

      Item 4. Submission of Matters to a Vote of Security Holders             20


PART II

      Item 5. Market for Common Equity and Related Stockholder Matters        20

      Item 6. Plan of Operation                                               22

      Item 7. Financial Statements                                            26

      Item 8. Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        27

      Item 8A Controls and Procedures                                         27

PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               27

      Item 10. Executive Compensation                                         32

      Item 11. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     34

      Item 12. Certain Relationships and Related Transactions                 36

PART IV

      Item 13. Exhibits and Reports on Form 8-K                               38

      Item 14. Principal Accountant Fees and Services                         43

SIGNATURES                                                                    44

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BUSINESS

      Our core business is providing technology that will enable both implantable medical devices such as pacemakers, and interventional devices such as minimally-invasive surgical tools, to be used safely and effectively in conjunction with Magnetic Resonance Imaging (MRI), thereby enabling surgical procedures to be performed under real-time MRI guidance. We recently expanded our focus in the MRI arena to improve the ability of the healthcare industry to provide imaging under MRI by reducing the image artifacts caused by many devices that are otherwise safe to use with MRI, such as stents, screws, nuts, bolts, wires, spinal supports, and shunts. These devices are usually difficult if not impossible to view under MRI. We have published research with scientists from the University of Rochester demonstrating that our nanomagnetic particle coating technology can alter the signal received by an MRI device and can help make devices more visible. We have further expanded our technology offerings to provide materials which we believe will enable improved contrast agents for use in MRI diagnostics.

      We intend to supply our technologies primarily to large, well established biomedical and biotechnology companies but do not deliver end user products. FDA testing and approval requirements will be undertaken by our customers in the context of the approval of their products, although our product designs and manufacturing processes are designed to facilitate and enhance FDA approval.

BACKGROUND TERMS, FACTS, AND ASSUMPTIONS:

      MRI is widely considered to be the premiere non-invasive imaging method due to the following capabilities:

      o     Superb soft tissue contrast.
      o     No ionizing (x-ray) radiation that can cause cancer.
      o No toxic contrast agents such as those used in some x-ray procedures to highlight specific tissues that can cause allergic or other reactions.
      o     Images are not obstructed by bone.
      o Multi-plane images (`slices' having different orientation in the body) can be obtained without repositioning the patient.
      o     The ability to use MRI to guide surgical procedures.

      Due to these and other advantages, we believe the use of MRI will continue to increase and our technologies will be attractive to commercial partners. As the technology continues to evolve, MRI systems using higher power levels will provide better image quality.

      Pacemakers

      Exposing pacemaker patients to MRI creates risks and liabilities that can include fatalities. We have developed a solution that can substantially reduce these risks for patients with pacemakers, that can be affordably implemented by pacemaker manufacturers. We have received offers for exclusive licenses for our technology which we have rejected. We rejected these offers because we believe they were not in line with industry pricing, given the improvements in product safety and marketing advantage that our technology offers, and did not provide an equitable return for our stockholders who have funded our research. However, we continue to be in discussions with several manufacturers concerning the licensing of this technology.

      We believe that our pacemaker solution can provide our prospective licensees with the opportunity to increase their market share by offering safer devices, as well as reduce potential liabilities from continuing to offer products with known safety risks. Biophan's MRI-safe technology platforms could make this possible in a way that requires minimal changes to existing product designs, minimal incremental cost for materials, and requires very minor modifications to existing product manufacturing processes.

      FDA regulations and manufacturer labeling for pacemaker devices include strict contraindications against use in an MRI environment (See Achenbach S, et al Am Heart J 1997;134:467-473; ECRI, Health Devices Alert, May 27,1988, pp. 1; Shellock FG, Reference Manual for Magnetic Resonance Safety: 2002 edition, Amirsys, Inc., Salt Lake City, 2001; Zaremba L. FDA guidance for MR system safety and patient exposures: current status and future considerations / Magnetic resonance procedures: health effects and safety. CRC Press, Boca Raton Fl, pp. 183-196, 2001). Contraindication means that a particular action or procedure, in this case, use in an MRI environment, is inadvisable. This pacemaker contraindication is based on evidence that induced electrical currents in the pacemaker lead can falsely pace the heart rapidly, can damage the device itself, and can create localized heating that causes tissue damage that may degrade the effectiveness of the pacing system. Independent description of these problems can be found in the following references:

      1. Experimental studies showing that pacemaker electrodes could heat up to 100 C (increase of 63.1 C) within 90 seconds of MRI scanning: S. Achenbach, et. al. "Effects of MRI on Cardiac Pacemakers and Electrodes, American Heart Journal, 1997, 134, 467-473.

      2. Professional opinion that "In practice, it is not possible to design a device for use in an MR environment, incorporating long metallic parts such as guidewires, mechanical cables, or electrical leads, and be completely sure of safety." Conclusions from experimental studies showing 74 C (and higher) temperature increases in guidewires after 30 seconds of MR scanning. M. Konings, et. al. MEDICA MUNDI, 45/1, March 2001, page 35.

      3. Experimental data indicating a maximum temperature of almost 90 C and myocardial necrosis (that) could be demonstrated in histological studies. F. Duru, et. al. Pacing in MRI environment: Clinical and technical considerations on compatibility. Eur Heart J, 2001, 22: 113-124.

      A conservative estimate of pacemaker population worldwide is 2.5 million (See Barbaro, V.; Bartolini, P., and Bernarducci, R. Biomedical Engineering Laboratory, Istituto Superiore di Sanita, Rome, Italy. ingbio:net.iss.it 2.5 million in 1997 and growing annually). Another reference ("Interference in Implanted Cardiac Devices, Part II" by Sergio L. Pinski and Richard G. Trohman, October 2002, PACE, Vol. 25, No. 10) cites a Japanese survey in which 17% of Japanese pacemaker patients stated that they presented conditions for which MRI would have been recommended if the device (pacemaker) had not been present. Since the practice of medicine in Japan reflects standards of care in the US and other countries where the use of pacemakers is widespread, it is reasonable to use the 17% figure across the worldwide population of pacemaker patients (2,500,000) to reach a number of 425,000 people who have at some time in the past been denied access to MRI diagnosis as a result of their pacemaker implant. Biophan has taken a conservative approach to these numbers and estimated that at least 300,000 pacemaker patients have been denied an MRI. However, currently no pacemaker patient can safely undergo an MRI and FDA regulations and manufacturer labeling for pacemaker devices include strict contraindication against use in an MRI environment.

      Our solution is a combination of a patented radio frequency (RF) filter which we license from Johns Hopkins University, exclusively for implantable medical devices. We have demonstrated that this RF Filter, placed at the distal end of the pacemaker lead near the electrode that paces the heart, eliminates well over 90% of the heating that occurs in tissue near the pacemaker electrode. Without the filter, this heating may cause tissue scarring where the pacemaker electrode connects to the heart tissue, and that scarring can subsequently cause the pacemaker to have difficulty sensing the heart signal, and when the heart needs to be paced by the device, the scar tissue may impede the signal's ability to pace the heart. The RF energy in the MRI machine is the direct cause of the heating. The Johns Hopkins patented RF filter permits the high frequency energy that causes tissue heating to be blocked, while allowing the lower frequencies that monitor the heart and pace it to pass through. This type of filter is called a low-pass filter.

      A second problem in pacemakers exposed to MRI is caused by the gradiant field, which sweeps across the body rapidly during the MRI procedure, and is the cause of the loud sound that one hears during an MRI procedure. This gradiant field produces an energy field which is important in producing the MRI image. As it passes across a pacemaker lead this energy can cause a small voltage to be induced in the pacing lead. This voltage can cause the heart to beat. The gradiant field can cause heartbeats of 200 to 300 beats per minute, which interferes with proper blood pumping, and can lead to potentially fatal conditions, including fibrillation. Biophan has developed and filed patents for a very low cost solution to this problem which we have demonstrated eliminates the voltage levels that can pace the heart.

      These solutions will be used on the lead that connects the implanted pulse generator, or pacemaker, to the electrodes that are placed in the internal heart wall. In order to eliminate risks associated with MRI for current pacemaker patients, the existing lead would need to be removed and replaced with a new lead. This removal procedure is typically not done due to associated risks to the patient. As a result of this, our pacemaker technology is intended primarily for future products, not previously implanted pacemakers. Approximately 600,000 people receive a pacemaker implant annually, and our technology could potentially be applied to the majority of these devices if it were adopted by all pacemaker and lead manufacturers worldwide. See http://biomed.brown.edu/ Courses/BI108/BI108_1999_Groups/Cardiapacing_Team/economics.html.

      Other Devices

      Other medical devices also contraindicated for use with MRI could be made safe with Biophan's technologies. (See "The Reference Manual for Magnetic Resonance Safety, by Dr. Frank G. Shellock, 2002 edition, Amirsys Inc., ISBN 1-931-884-00-5). Technologies currently under development by us for MRI safety and compatibility provide the following advantages to devices that use them:

      o Reduction of heating to long metallic components resulting from radio frequency energy and pulsed magnetic fields used in MRI;

      o Reduction of electrical currents induced in metallic components resulting from radio frequency energy used in MRI; and

      o Reduction of MRI distortion resulting from metallic or other conductive components in or near the body area being imaged.

      Pacemakers are one example of implanted devices used to control organ function. Other cardiac-related devices, such as implantable cardioverter defibrillators, are used to not only pace, but also to help the heart recover from episodes of dangerously high pulse rate (cardioversion) and from random chaotic behavior (defibrillation). Other stimulation devices are used to help organize the contraction of the four heart chambers to reverse the effects of congestive heart failure (CHF). Neurostimulators are being used to stimulate brain tissue and eliminate symptoms of Parkinson's disease. Electrical stimulators are also being used for bladder dysfunction and the treatment of obesity. All of these devices use electrical leads similar to those in pacemakers. These devices are subject to the same heating and electrical currents and can benefit from the technologies being developed by Biophan.

      Guidewires

      Guidewires are used for surgical placement of leads used with pacemakers and other implantable devices, placement of catheters for short-term use, and placement of more permanent devices such as stents within the circulatory system. These guidewires typically use long metal wires for reasons of strength, flexibility, and reliability. The use of guidewires benefits from direct, real-time visualization. MRI is preferred in many cases due in part to the fact that x-ray imaging exposes patients and physicians to radiation, and due to the improved soft-tissue imaging available with MRI. However, guidewires and long wire components in catheters are subject to the same problems associated with pacemaker leads when used in MRI. Thus, our technologies being developed can also provide benefits to these devices. MRI safe and image compatible guidewires would allow certain procedures that today are conducted using X-Ray, fluoscopy and/or CAT scan to be performed using MRI. With these imaging devices, the patient and the physician are today exposed to dangerous ionizing radiation. Because it does not use ionizing radiation and generally provides improved visibility, MRI will be an attractive alternative once the MRI limitations we are addressing are resolved.

      We are presently in the process of establishing one or more partnerships to complete the development process for our technologies. These partnerships may be with one or more companies involved in the manufacture and sale of:

      o     components such as pacemaker leads;

      o active devices such as pacemakers that make active use of wires to conduct data and stimulating pulses;

      o passive devices such as guidewires that only make use of the physical properties of the wire elements in them; and

      o     MRI diagnostics systems.

      All of these potential business relationships are being pursued with the interest of funding the remaining development work, supporting necessary clinical trials and approvals, and ultimately resulting in a license for manufactured products with royalties coming to Biophan. Consistent with our business strategy, on September 25, 2003, we entered into a development agreement with Boston Scientific Corp., a medical device manufacturer, to develop MRI capability for one of their products. Additionally, our negotiations with other biomedical device manufacturers and our evaluation of their proposals is continuing.

      We recently completed financing that allows us the ability to continue developing these solutions in parallel with our efforts to close additional customers. Our R&D continues to produce know-how and new patent applications, and helps us demonstrate capabilities that improve our ability to close additional customers. We are currently in discussions with multiple divisions of several medical device companies, as well as MRI manufacturers.

      An MRI procedure may be crucial to diagnosing colon cancer, a brain tumor, or a host of other serious, life threatening problems. The existence of a medical device that is not MRI safe and compatible requires physicians and patients to make a very difficult decision to either forego the MRI, or risk serious injury and potential death from undergoing MRI with a pacemaker, neurostimulator, or other implantable device installed. See the following references for information relating to patient deaths:

      1. FDA Medical Device Report (MDR) records of pacemaker patient deaths during or shortly after an MR exam. FDA Medical Device Records (MDRs) # 351516, 748838, 175218, and 1259381.

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

      o The term "MRI safe" refers to a situation in which MRI testing will cause no harm to the patient or to any implantable or interventional device within them.

      o The term "MRI compatible" refers to a situation in which image interference is minor, and the resulting MRI image is useful in diagnosing the patient's state of health.

      o The term "active" refers to an implantable device or surgical implement that uses optical, electrical, and/or other energy to sense or transmit information, and/or modify or treat diseased tissue. Examples include pacemakers and related devices, catheter imaging devices, and drug pumps, all of which may be affected during MRI.

      o The term "passive" refers to an implantable device or surgical implement that does not transmit information but serves to move, secure or modify tissue or another device, and does so via its mechanical action or presence only.

      o Carbon composite materials consist of ultra-fine whiskers of carbon dispersed in a plastic material. The resulting material has the ability to absorb and/or reflect electromagnetic energy at frequencies that relate to the size of the whiskers. This material can be extruded and molded to make components.

      o Nanomagnetic materials consist of ultra-fine particles of magnetic material (such as iron) embedded in a ceramic material. These particles are so small that they behave differently than they would in a continuous layer or solid. The choice of magnetic and ceramic materials, particle sizes, and layer thickness permit "tuning" the nanomagnetic layer to reflect and/or absorb specific frequencies of energy. They are also so thin that they can flex without breaking and are extremely tough.

      o Filtering technology that essentially blocks unwanted induced currents at both ends of a catheter or other device.

      o Photonic technology that uses miniature diode lasers and photocells at each end of a catheter or pacemaker lead or surgical device to transmit energy and information without any electrical conductors. Diode lasers are semiconductor devices that can be as small as the size of a grain of salt that convert an electrical pulse to light at a single frequency or color. Photocells reverse this process and can also be very small. By integrating these elements carefully at each end of an optical fiber, we can send power and information without the use of wires. This technology has been made very reliable and cost effective by development in support of the telecommunications industry. We have successfully paced an animal's heart with our prototype of a photonic pacemaker lead, and demonstrated that it does not heat up or alter voltages. Discussions with pacemaker manufacturers regarding this technology caused us to shift focus to our current solutions, described earlier. Our photonic technology has potential in other devices, such as intraluminal catheters, described in the following paragraph.

      o A further application of photonics is in intraluminal imaging. This is an extension of MRI imaging where the MRI receiver coil that is traditionally outside the body, is reduced to a very small size (microcoil) so that it can be placed inside (intra) a body cavity or blood vessel (lumen). This can provide significant improvements in resolution. We believe the performance and safety of these microcoils can be greatly improved by using our photonic technology to replace the wires currently being used by researchers to connect them to the external MRI system.

RESEARCH AND PRODUCT DEVELOPMENT ACTIVITIES

      We are developing technology that will enable patients with implanted biomedical devices to safely undergo MRI. The research and development expenses incurred by us were $113,144 for the fiscal year ended February 28, 2001; $949,124 for the fiscal year ended February 28, 2002, $1,373,124 for the year ended February 28, 2003, and $1,240,439 for the year ended February 29, 2004.

      We are committed to the development of MRI-safe solutions for pacemakers and other biomedical devices.

      We have also demonstrated that fiber-optic systems can be used to replace metal wire leads in devices, and that the fiber-optic systems resolve the problems of heating and induced voltages. We have also created concepts and filed patent applications dealing with the use of fiber-optic systems to provide power and signal handling capability to MRI microcoils that can be used to image within arteries and other body cavities. Initially, we also planned to develop a photonic temporary pacemaker ourselves, through clinical trials, FDA approval and into commercial use.

      At this time we are not pursuing further development of the fiber-optic systems until funded by one or more industry partners. We are maintaining the intellectual property and we remain interested in licensing or development opportunities. We are continuing to explore other potential uses of fiber-optic leads as an alternative to metal wire leads in implantable applications and in minimally invasive surgery. Wilson Greatbatch, the inventor of the first successful pacemaker, is a co-inventor on several of these patents, and he developed a fiber-optic pacemaker device which was successfully tested in animals and was able to successfully pace the animal's heart.

      Our current research efforts are focused on demonstrating the feasibility of our coating and filtering solutions that we intend to license to medical device manufacturers. Initial tests of these solutions have been promising enabling us to have discussions with several companies regarding potential development arrangements. Consistent with our business strategy, on September 25, 2003, we entered into a development agreement with Boston Scientific Corp., a medical device manufacturer, to develop MRI capability for one of their products. Preliminary results from this activity are encouraging and moving towards the contractual goals. Additionally, our negotiations with other biomedical device manufacturers and our evaluation of their proposals is continuing. These coating and filtering solutions are significantly less expensive to implement than our fiber-optic solution. The coating and filtering solutions do not use any additional battery power, whereas the fiber-optic solution is more energy intensive.

      The results of tests regarding pacemaker solutions are discussed below. Until these tests were recently completed, it was not clear if these solutions could solve the MRI safety issues of pacemakers and other devices. With the initial results we have achieved, it appears that these solutions can significantly reduce the heating and other problems that have caused the MRI contraindications of many devices. Our discussions with major manufacturers of pacemakers and other devices have indicated a strong preference for coating/filtering solutions versus photonic solutions for several reasons including battery life and ease of engineering redesign. To date, we have received licensing interest in our technology, and several offers from one of the pacemaker companies. We are in discussions with several guidewire and neurological device companies.

      Our original focus was solely on pacing technology. However, following the testing of our coating and filtering technologies and the corresponding positive feedback from medical device manufactures, both inside and outside the pacing industry, we believe our potential market has been significantly increased. This increase is a result of developing technology that could be utilized by medical devices, including guidewire, catheter, prosthetic devices, stents, biopsy needles, and neurological devices in addition to pacemakers. As the coating/filtering technology does not require a complete product redesign, and manufacturers have indicated a preference for this technology, we believe the time to commercialize our technology has been reduced. Further, we anticipate that additional manufacturers will partner with us in developing the technology, thereby reducing our capital requirements.

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

      Nanomagnetic Particle Coatings

      We have licensed, on an exclusive basis, issued patents for shielding and electromagnetic interference (EMI) filtering technologies that include the use of carbon composite and nanomagnetic particle technologies.

      We have obtained a license from Johns Hopkins University for an issued patent for an MRI-safe electrocardiogram and pacemaker lead. The license is exclusive to us for implantable devices and also covers other market segments. This technology provides a low-pass radio frequency (RF) filter at the electrode tip in the heart that permits conduction of pacemaker signals but blocks high-frequency MRI electromagnetic signals that cause problems in implanted devices.

      Two tests of our technologies were recently conducted in active MRI imaging systems at imaging centers located in Western New York. The first test showed a reduction of thermal heating caused by an MRI machine on a metal wire similar to a pacing lead that is protected by one of our MRI technologies. The control sample heated over 22 degrees Centigrade in less than one minute. With the Biophan technology added, the heating was reduced to about 1 degree Centigrade, below the level that can cause tissue damage and well within FDA safety guidelines. The second test showed a reduction of 89% in the electrical energy induced in a metal object by the MRI radio frequency field after our MRI safety technology is added to the sample.

      The two tests of Biophan's coating and filtering technology were conducted on November 11, 2002 and February 13, 2003. These tests were performed in an actual MRI chamber at the University Medical Imaging Center (UMI), located at 4901 Lac de Ville Boulevard, Rochester, New York. Both tests were run by Biophan and UMI personnel.

      We have also filed patents for reducing the energy output of an MRI machine in order to minimize the energy that causes lead heating. The combination of shielding, filtering, and MRI output reduction could possibly result in solving the MRI heating problem in both active medical devices (e.g., pacemakers, defibrillators), and passive medical devices (e.g., catheters and guidewires).

      We conduct our R&D and prototype development through sub-contract arrangements with third parties.

      Biophan has entered into R&D agreements with Alfred University and Nanoset, LLC, to develop nanomagnetic shield technology, and with the University of Buffalo for carbon composite polymers (extremely fine carbon fibers in a polymer, or plastic base material). These arrangements are discussed below in more detail.

      Biophan has entered into a development agreement with the UB Business Alliance (at the University of Buffalo). The objective of the first phase of this collaboration focused on developing the means to shield implanted medical devices, such as a catheter, from the harmful effects of MRI. The second phase of this collaboration is focusing on improving the shielding technology developed in phase one by optimizing the formulation through the use of a magnetic additive. The technology being developed by this collaboration consists of small carbon materials manufactured in a flexible polymer support. Major activities include development of optimally performing mixtures of carbon and polymer materials and the application of these optimal formulations to medical devices. Under the terms of the agreement for phase one of the collaboration, we paid $23,375 toward the total project cost of $42,994. All aspects and obligations of phase one have been completed and satisfied. Biophan will pay $31,922 toward the total phase two project cost of $50,539 in four equal installments of $7,980.50. The first three installments were paid August 15, 2003, October 24, 2003 and December 12, 2003, and a final payment is due within 30 days of the receipt of the final project report. Phase two of this collaboration is expected to be completed in August of 2004.

      Biophan has also entered into agreements with Alfred University. The objective of this collaboration is to develop the means to shield implanted medical devices, such as pacemaker leads, from the harmful effects of MRI and to resolve image artifacts in medical devices such as guidewires, stents, pacing leads and other medical devices. The technology being developed by this collaboration consists of nano-magnetic materials and the processes used to apply these materials as uniform, thin-film coatings. Major activities include the development of optimal nano-magnetic coating formulations, delivery of coated pacemaker leads, the delivery of coated guidewires and other devices suitable for testing, processes for applying these formulations to medical devices, and the testing of these devices in an MRI system. This collaboration also provides Biophan with access to expensive, thin-film coating equipment considered essential to the development of effective nano-magnetic MRI shielding materials. Biophan has paid Alfred University $44,051 to date for these services. We recently expanded our agreement with Nanoset, LLC and acquired additional technology rights, which are described in the next section. The work being done at Alfred has recently extended to demonstrating the use of nanomagnetic materials in particulate form, as MRI contrast agents, potentially improving the effectiveness of, and expanding the applications for, these image-enhancing agents.

      Biophan recently entered into an expanded Research and Development and Licensing Agreement with Nanoset, LLC, the holder of the nanomagnetic particle coating technology, and other technologies. Under our expanded agreement with Nanoset, LLC, Biophan has exclusive rights to nanomagnetic particle technology for any medical application; plus use of any other technologies developed by Nanoset, LLC for improving MRI safety and/or MRI image compatibility. Biophan also has exclusive rights to technologies for implanted power systems for medical devices, including a patent owned by Nanoset, LLC for an implantable fuel cell device which derives energy from various forms of fat found in tissue and/or blood. The output of this device design is electrical power for powering implantable devices, including pacemakers. Under the revised agreement with Nanoset, LLC Biophan provides minimum royalty payments in advance of actual royalties, and a minimum R&D agreement, funding research by Dr. Xingwu Wang, a professor at Alfred University. Under the revised agreement, Biophan will pay Nanoset, LLC for research services performed at Alfred University, and Nanoset, LLC will, in turn, pay Alfred. Michael Weiner, CEO of Biophan, serves as a director on the board of Nanoset, LLC, and is a co-founder. Nanoset, LLC originally was formed to pursue technologies outside of the medical field. Dr. Wang subsequently identified an opportunity to use his nanomagnetic particle coatings to assist Biophan in its mission, which led to the relationship between Nanoset, LLC and Biophan.

      While the objectives of these collaborations are similar (i.e., the development and evaluation of MRI shielding materials), it should be understood that each collaboration is developing a different technology. The success of these collaborations would provide Biophan with multiple solutions to the MRI safety problem. Biophan considers this to be very important, since the MRI shielding requirements differ by product type, and having multiple solutions enables us to apply our technologies to a broader range of products. It also reduces the potential for third parties to "work around" our technology. Specific product technology development activities along with timelines and estimated costs can be found in the section "Products and Markets" below in this document.

PATENTS AND INTELLECTUAL PROPERTY

      We have been aggressive in filing patent applications on these technologies, and plan to continue to be aggressive in pursuit of patent coverage for our innovations. Due to the importance of our patent portfolio, it may be helpful to provide more detail regarding the patent process:

      o Once a patent application is filed, the United States Patent & Trademark Office (USPTO) examines it over a period that may range from a year to two or more. USPTO Office Action is a review of the content or scope of the patent, and may require one or more iterative responses to the Examiner's questions or challenges. During this process, typically after 18 months from filing, the USPTO will publish the application, making it available on the USPTO database so that it is publicly available. Once negotiation over the Office Action is complete, the USPTO may allow the patent, essentially informing the inventor(s) that they may pay fees and the patent will then issue, or become a formal patent.

      o As previously discussed, we have exclusive licenses, for medical device applications, to five issued patents; one each in the areas of carbon composite shielding and RF (radio frequency) filtering, and three in the area of nanomagnetic shielding.

      o In addition to the above issued patents, Biophan and its licensor, Nanoset, have collectively filed 55 US patent applications covering various aspects of photonic and other technologies providing improvements in MRI safety and compatibility, as well as other aspects of implantable device performance. Four of these have issued as U.S. patents, and an additional six of these applications have been allowed by the U.S. Patent and Trademark Office, and are expected to issue within approximately six months.

      o The inventor of the nanomagnetic shield technology, Dr. Xingwu Wang, at Alfred University, New York, has been granted a third issued U.S. patent, and has applied for an additional twelve, two of which have been allowed. (US patent applications covering further improvements and extensions to that technology; these will also be licensed exclusively to Biophan for medical markets.)

      o Biophan has recently secured additional technology rights expanding its exclusive license for use of nanomagnetic particle and other technology. The technology rights are granted under an expanded license agreement executed on January 15, 2004 with Nanoset, LLC that increases Biophan's rights to technology that may be applied to medical devices and other uses. The expanded rights include the exclusive right to any technology that affects magnetic resonance imaging (MRI) safety or image compatibility or involves an implantable power system.

      o Additional patent filings in nanomagnetic materials, and in MRI microcoil designs, are in process.

      o Thus, the total number of patents and applications assigned to, or licensed to, Biophan is 60; of these, nine have issued as U.S. patents and an additional six have been allowed and will issue in the near future.

      The issued patents have remaining lifetimes, as follows:

      o U.S. 6,725,092; Electromagnetic Radiation Immune Medical Assist Device Adapter; 18 years
      o U.S. 6,718,207; An Electromagnetic Interference Immune Tissue Invasive System; 18 years
      o U.S. 6.718,203; An Electromagnetic Interference Immune Tissue Invasive System; 18 years
      o U.S. 6,711,440; MRI-Compatible Medical Device with Passive Generation of Optical Sensing Signals; 18 years
      o     U.S. 6,713,671; Magnetically Shielded Assembly; 18 years
      o     U.S. 6,506,972; Magnetically Shielded Conductor; 18 years
      o     U.S. 6,673,999; Magnetically Shielded Assembly; 18 years
      o U.S. 5.827,997; Metal Filaments for Electromagnetic Interference Shielding; 11 years
      o U.S. 5,217,010; ECG Amplifier and Cardiac Pacemaker for Use During Magnetic Resonance Imaging; 6 years
      o New patent filings incorporate combinations of these inventions in devices, to extend through the life of our patent coverage.

         Lifetimes for any additional patent applications that are granted as patents by the USPTO will be the greater of:

      o     17 years from the date of issue; or
      o     20 years from the date of filing.

      The patent strategy being pursued by us is based on both broad coverage at the system level and focused coverage at the component level. This strategy is being applied to active medical devices such as cardiac assist devices (pacemakers and defibrillators), intraluminal imaging coils, stents, patient monitoring instrumentation, neurostimulators, drug pumps, endoscopes and to passive medical devices such as biopsy needles, guidewires, and to other medical devices that need to be made safe and effective in an MRI environment.

      Michael L. Weiner, our President and CEO, has participated as inventor or co-inventor in a number of the patent applications currently being pursued by Biophan, each of which has been assigned to us. Throughout his employment, Mr. Weiner has assigned and will continue to assign to us rights to patents that deal with MRI safety, image compatibility and HIV antisense. Biophan does not have proprietary rights in six unrelated patents, of which Mr. Weiner is the inventor or co-inventor, in areas of technology outside of Biophan's business interests. One of the six patents was the basis for an infringement suit against LeapFrog Enterprises, which was recently settled. The terms of the settlement agreement are confidential. This infringement suit was unrelated to the business of Biophan as is the patent upon which it is based. Of the patents, for which Mr. Weiner is an inventor of co-inventor, assigned to entities other than Biophan, none will be directly or indirectly competitive with Biophan. All material assignments of patent applications from Mr. Weiner to Biophan have been filed as exhibits to the registration statement, of which this prospectus is a part.

PRODUCTS AND MARKETS

      We are addressing three basic areas of technology and product development that apply across several market segments:

      o     MRI shielding for active medical devices;

      o MRI shielding for passive medical devices, such as guidewires and biopsy needles, enabling surgery be done under MRI guidance;

      o     Photonic and shielding solutions for MRI imaging; and

      o     MRI contrast agents.

      We do not intend to produce by ourselves a product for sale, but rather to make our technologies available to other companies or partners that would like to include in their own product portfolio a new product(s) containing our technology. We anticipate that any such product(s) would be developed through collaboration with external companies or partners. Most likely, we would enter into licensing and R&D agreements with these partners, which ultimately could be potential sources of funding. Although we would consider lump-sum license payments, if offered, we anticipate licensing income in advance of product sales to tie up rights for each market segment, and then ongoing royalties once these products are in the market. Potential revenue streams above any negotiated minimum license payments would likely commence six to nine months following approval by the FDA for product shipments.

      Following are brief descriptions of the planned development activities, each with a set of milestones with timeline and estimated Biophan cost net of any revenues. In each case, we are assuming that a commercialization partner will be identified and provide revenues, in the form of development payments, to assist us in the further development of the particular technology. The milestone projections comprehend receiving such development revenues, in each case, at the milestone/activity stage denoted as "3. Complete a Detailed Product Design", generally, during the first half of calendar year 2004.

MRI SHIELDING FOR ACTIVE MEDICAL DEVICES

      We have licensed, developed, and patented technology in both carbon composite shielding and nanomagnetic shielding. For certain devices, this approach has the potential to provide a more cost-effective path to MRI safety and compatibility than the photonic approach. Results of direct testing in an MRI device to date have been quite promising, and further work is underway to refine the designs of materials and coating methods. This MRI shielding technology may be applied to active medical devices such as pacemakers and related devices, drug pumps, and the like. We are currently having discussions, under confidentiality agreements, with manufacturers of primary device components such as pacemaker leads, as well as manufacturers of complete systems, concerning their use of this technology. Ongoing research, test, and evaluation activities in nanomagnetic shielding are being done internally, and in conjunction with Dr. Wang (the inventor of the technology) at Alfred University, and Dr. Chung at the University of Buffalo. The material terms of these contracts are discussed under the heading "Research and Product Development Activities." Recent activities in this area have combined shielding technology with filtering technology acquired under license from Johns Hopkins. The details of the agreement with John Hopkins are discussed under the heading "Licenses." Progress has been delayed by the current lack of a commercialization partner, requiring the target dates for some milestones to be extended. Following recent announcements by Medtronic relating to plans to commercialize MRI safe devices beginning in 2005 (not in partnership with Biophan) we have renewed discussions with one or more implantable device manufacturers.

MILESTONES / ACTIVITIES - MRI SHIELDING FOR ACTIVE DEVICES:

-------------------------------------------------- -------------------------------- ------------------
MILESTONE/ACTIVITY                                 TIME PERIOD                      REQUIRED FUNDING
                                                                                    (000s)
-------------------------------------------------- -------------------------------- ------------------
1.       Demonstrate Technical Feasibility
  a.     Demonstrate the ability to minimize or    Completed
         eliminate device heating and electrical
         problems caused by MRI
  b.     Demonstrate the ability to meet           December 03 - June 04                 $80
         secondary product performance
         requirements (e.g. biocompatibility,
         flexibility, etc)
  c.     Demonstrate that the technology can be    December 03 - June 04                 $60
         manufactured at acceptable costs and
         quality
  d.     Continue to file related patent           Completed applications
-------------------------------------------------- -------------------------------- ------------------
2.       Identify a commercialization partner(s)     Ongoing                            $ 33
-------------------------------------------------- -------------------------------- ------------------
3.       Complete a Detailed Product Design        December 03 - June 04                $180
  a.     Further optimize the technology's
         performance and manufacturability
  b.     Develop detailed Product Design and
         Manufacturing Process Specifications
-------------------------------------------------- -------------------------------- ------------------
4.       Complete Design Verification              May 04 - October 04                  $210
  a.     Demonstrate that a product
         manufactured to the Product Design
         Specifications will satisfy the
         Product Performance Requirements
  b.     Develop documentation required to
         initiate clinical testing
-------------------------------------------------- -------------------------------- ------------------
                                                   Spending through October 2004        $563
-------------------------------------------------- -------------------------------- ------------------
5.       Complete Design Validation                November 04 - June 05                $150
  a.     Demonstrate that a product
         manufactured to the Product Design
         Specifications is clinically effective
         and safe when used as intended
  b.     Develop documentation required for
         regulatory body approval to
         distribute and sell the product
-------------------------------------------------- -------------------------------- ------------------
                                                   Total Project Spending           $    713
                                                                                    ========
-------------------------------------------------- -------------------------------- ------------------
         Biophan intends to identify a
         commercialization partner(s) to help
         focus and financially support
         activities (3), (4), and (5).
-------------------------------------------------- -------------------------------- ------------------

MRI SHIELDING FOR PASSIVE MEDICAL DEVICES

      The same MRI shielding technology may be applied to a wide variety of passive devices that are used in implantable medical devices and in surgery, such as biopsy needles, guidewires, endoscopes, etc. We believe that our MRI shielding will eliminate the problems of patient risks and image degradation for passive devices and surgical implements which incorporate the technology. We are currently having discussions with a variety of manufacturers of passive devices, and are involving them in test procedures we are conducting. Ongoing research, testing, and evaluation of this technology is also being done with Dr. Wang (the inventor of the technology) at Alfred University, and Dr. Chung at the University of Buffalo.

MILESTONES / ACTIVITIES - MRI SHIELDING FOR PASSIVE DEVICES

      The table below summarizes current R&D activities being funded by Biophan and partners. The recently completed financing, and the financing which will be enabled by this registration, provides adequate working capital to execute these targeted spending allocations, and to increase them, as may be needed. Additionally, the company is now positioned to explore additional technology acquisitions and to retain additional contract research. As with plans for active devices, recent activities relating to passive devices have combined shielding technology with filtering technology acquired under license from Johns Hopkins. The details of the agreement with John Hopkins are discussed under the heading "Licenses." Progress has been delayed by the current lack of a commercialization partner, requiring the target dates for some milestones to be extended. Following recent announcements by Medtronic relating to plans to commercialize MRI safe devices beginning in 2005 (not in partnership with Biophan) we have renewed discussions with one or more other implantable device manufacturers.

-------------------------------------------------- -------------------------------- ------------------
MILESTONE/ACTIVITY                                 TIME PERIOD                      REQUIRED FUNDING
                                                                                    (000s)
-------------------------------------------------- -------------------------------- ------------------
1.       Demonstrate Technical Feasibility
  a.     Demonstrate the ability to minimize or    Completed
         eliminate device heating  and electrical
         problems caused by MRI
  b.     Demonstrate the ability to meet           December 03 - June 04
         secondary product performance                                                 $50
         requirements (e.g. biocompatibility,
         flexibility, etc)                         December 03 - June 04
  c.     Demonstrate that the technology can be
         manufactured at acceptable costs and      October 03 - February 04            $40
         quality
  d.     Continue to file related patent
         applications                                                                  $40
-------------------------------------------------- -------------------------------- ------------------
2.       Identify a commercialization partner(s)   Ongoing                            $ 30
-------------------------------------------------- -------------------------------- ------------------
3.       Complete a Detailed Product Design        December 03 - May 04               $ 80
  a.     Further optimize the technology's
         performance and manufacturability
  b.     Develop detailed Product Design and
         Manufacturing Process Specifications
-------------------------------------------------- -------------------------------- ------------------
4.       Complete Design Verification              April 04 - August 04               $150
  a.     Demonstrate that a product
         manufactured to the Product Design
         Specifications will satisfy the
         Product Performance Requirements
  b.     Develop documentation required to
         initiate clinical testing
-------------------------------------------------- -------------------------------- ------------------
5.       Complete Design Validation                September 04 - October 04           $20
  a.     Demonstrate that a product                Spending through October
         manufactured to the Product Design        04                                 $410
         Specifications is clinically effective
         and safe when used as intended            November 04 -
  b.     Develop documentation required for        April 05                           $100
         regulatory body approval to distribute
         and sell the product
-------------------------------------------------- -------------------------------- ------------------
                                                    Total Project Spending            $510
                                                                                    ========
-------------------------------------------------- -------------------------------- ------------------
Once again, Biophan intends to identify a
commercialization partner(s) to help
prioritize and financially support
activities (3), (4) and (5).
-------------------------------------------------- -------------------------------- ------------------

MRI CONTRAST AGENTS

      MRI provides excellent soft tissue contrast, and various image analysis techniques provide the ability to differentiate between fat, muscle, brain, and other fundamentally different tissue types. Beyond that, however, contrast agents are used to enhance the contrast between different tissue types, permitting image analysis software to highlight specific features (e.g. vascular structures). Typical materials used for traditional MRI contrast agents are either iron oxides or gadolinium-based compounds; while there are other materials in commercial use, their performance and breadth of use are substantially lower. Iron-based and gadolinium-based compounds have shortcomings in terms of signal strength and toxicity, respectively. They also are typically used in a serial and highly time-dependent fashion. This means that typically one target tissue type is image-enhanced per diagnostic procedure, and the buildup and clearance of contrast agents is highly time dependent, requiring careful orchestration of the diagnostic imaging procedure.

      As part of our work with nanomagnetic particles, we have licensed technology from Nanoset, LLC that is the subject of a recently filed patent application relating to the use of these particles as contrast media for MRI. We believe that our ability to manipulate the chemical makeup of these particles, and our ability to use multiple imaging modes in detecting them, will permit us to develop MRI contrast agents having substantial advantage over current materials, including the ability to deliver a `cocktail' contrast agent that permits MRI to detect multiple disease or tissue injury types during a single MRI imaging sequence.

      Active R&D work is contemplated by the Company, but specific plans have not yet been formalized; in the meantime the patent application will be prosecuted aggressively with our support.

MARKETS

      The global market for medical devices that could benefit from technology that will enable those devices to operate safely and effectively in an MRI environment was approximately $5 billion in the year 2002 and is growing annually by 15%. (See Wedbush Morgan Securities' Equity Research Report 13 Mar. 2002 on NYSE-GB.)

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

      On September 25, 2003, we entered into a development agreement with Boston Scientific Corp., a biomedical device company. The purpose of this agreement is to establish a framework to explore the use of our technology to make one of Boston Scientific's products MRI safe and image compatible. The agreement contemplates three phases, to be completed over a period of seven months. The first phase has been completed and we have recorded $75,000 of revenues that we received for our services provided in the first phase. Boston Scientific has the right to elect to proceed with second and third phases. The aggregate development payments relating to the second and third phases if Boston Scientific elects to proceed with them is $225,000. We are discussing with Boston Scientific potential changes to the scope of the second and third phases based on the results from the first phase. We are also discussing initiatives with other divisions of Boston Scientific which are outside the scope of the agreement. If Boston Scientific elects to proceed with additional phases under the agreement and such phases are completed and successful, or if one or more of our other initiatives being discussed with Boston Scientific proceeds, it may lead to a license for one or more of our technologies in the context of one or more product lines. We can make no assurances that we will be able to enter into any such license agreement. As part of this agreement, we have offered Boston Scientific a period of first right of negotiation for the application our technology to their product, extending through May 15, 2004. Because of the limited payments potentially due to us under the agreement with Boston Scientific, the amount of our other resources and the commitment of SBI under the stock purchase agreement, we are not substantially dependent on the Boston Scientific agreement.

      The market for devices that have imaging compatibility problems are in addition to the market opportunity for safer devices. We estimate the market for devices which had imaging limitations to be an additional $5 billion or greater. These include implantable artificial hips, knees, bones, and other prosthetics; stents, shunts, screws, wires, shanks, etc.

COMPETITION

      There are a number of major companies engaged in the development of medical devices, some of which may be investigating MRI safe options. However, to the best of our knowledge, none of these companies, nor other companies that serve as their suppliers, have successfully developed technology enabling implantable medical devices to be operated in the presence of MRI equipment. We believe that, in order to commercialize our technologies, we will have to enter into a development or licensing agreement with one or more of the companies engaged in the development of medical devices.

      Currently, the major providers of active medical devices contraindicated for MRI include the following companies:

      Medtronic Incorporated is a leading manufacturer of cardiac rhythm management, cardiovascular and other medical devices. The company has a dominant position in cardiac pacemakers, is the leading manufacturer of implantable cardiac defibrillators, and is a major player in most other device markets in which it competes. In May, 2003 a patent application filed by Medtronic was published on web site of the United States Patent and Trademark Office. This patent teaches a proposed method of reducing the induced voltage of a pacemaker lead. We do not know how effective the Medtronic approach will prove to be. It appears to use more complex electrical components than the Biophan solution. The entrance of Medtronic into the market with an MRI safe pacemaker solution, if it should occur, is viewed by us to be a very positive event that will propel the industry forward, and may result in licenses for our technology to be sought by the other pacemaker companies competing with Medtronic.

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

      Boston Scientific Corporation is the world's largest medical device company dedicated to less-invasive therapies. The Company's products and technologies are designed to improve surgical procedures and improve patient response, and involve a range of interventional tools and procedures. Biophan has announced a joint development agreement with Boston Scientific to explore the use of our technology to make one of their products MRI safe and image compatible.

      Johnson & Johnson is the world's largest healthcare company. In addition to OTC and home healthcare products, they provide a wide variety of pharmaceutical, diagnostic, and surgical products.

      Biotronik is a leading European biomedical technology company; their 2500 people develop and market products focused on cardiac electrotherapy and vascular intervention.

      ELA Medical is an innovative leader in research, development, manufacturing and marketing of cardiac rhythm management implantable and diagnostic systems.

      The COOK family of companies includes medical device manufacturing companies that produce products for interventional radiology, interventional cardiology, urology, neuroradiology, vascular medicine, critical care, and many other disciplines.

      Baxter International is a global health care company providing critical therapies for people with life-threatening conditions, including cancer, hemophilia, immune deficiencies, infectious diseases, kidney disease and trauma. Baxter is a global leader in developing innovative medical therapies that improve the quality of life for people around the world. Arrow International is a leading supplier of disposable critical care catheterization products used to access the central vascular system for administration of fluids, drugs and blood products, and for patient monitoring anddiagnosis.

      Philips, Siemens, General Electric and Toshiba, are major manufacturers of MRI imaging devices, are believed to have research and development initiatives underway, involving MRI safety and image compatibility.

      C. R. Bard, Inc. is a leading multinational developer, manufacturer, and marketer of innovative, life-enhancing medical technologies in the fields of Vascular, Urology, Oncology, and Surgical Specialty products.

      Each of these companies has the potential to be a direct competitor, and/or a licensee. Each may have or develop future interest in adopting one or more of our technologies into their products. Additionally, these companies may wish to enter into licensing agreements with us in the event that one or more of their prospective solutions under development would infringe our issued patents, or those of our pending patents when they issue.

      Various first and second tier suppliers to these companies may be directly affected by technologies we are developing, and since to the best of our knowledge, none of them has satisfactory solutions to MRI issues, they are potential additional or alternative prospects for commercializing our technology as well as potential competitors.

MANUFACTURING AND COMPONENT STRATEGY

      We are developing technology for MRI safety and image compatibility which will be licensed to leading biomedical device manufacturers. We may provide critical components and coating devices sourced from third parties and resold to our customers.

REGULATORY APPROVAL

      We believe that our technology will be incorporated into various medical devices by major manufacturers and that these manufacturers will be responsible for obtaining Food and Drug Administration (FDA) and other regulatory approvals required for clinical studies and marketing of their products. The time and cost of these activities can be substantial, especially for Class III implantable products, and could delay the introduction to the marketplace of products utilizing our technology.

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

      We do not intend to produce by ourselves a product for sale, rather we intend to make our technologies available to other companies or partners that would like to include the technology in their own product. We believe that these companies will be willing to share a portion of the costs required to obtain FDA approval. In certain instances, the FDA may require a partner's participation if approval is being sought for modification of a partner's existing product to include our technology, a product that uses the partner's existing manufacturing processes, or a situation where a partner requires that Biophan use the partner's quality system.

      We believe that the timeframe for FDA approval of our photonic technology for intra-luminal MR imaging, enabling us to make, use, and sell the product, will depend upon the following factors:

      o the FDA's classification of the photonic intra-luminal MR imaging catheter;

      o the specific ways in which a partner plans to use the product, such as the specific parts of the body they would like to image with the product (e.g., cardiovascular system, brain, etc.); and

      o the level of urgency placed on the activities required to obtain product regulatory approval.

      The FDA has already approved for sale intra-luminal imaging catheters that utilize electrical leads to provide power to the microcoil and to carry received signals back to the MRI system. We have had discussions with several companies that have such a product, and we believe that our photonic technology would permit improvements in performance, due to its inherent immunity to electromagnetic noise created by the MRI environment. Discussions with these companies have not yet moved toward a development program, but if we to develop a photonic intraluminal imaging catheter with one of them, we would expect it to be responsible for regulatory approval and for marketing and sale of the product. We do not plan to compete directly in this market--our plan is to provide technology that improves the market position of another company already in the marketplace and not to develop a stand-alone product. In the event that this program moves forward, our plans provide for a contribution of $500,000 toward regulatory approval efforts costing approximately $1,500,000. However, the partner company will be responsible for oversight and conduct of clinical trials, and for applying to the FDA for approval.

      Because sufficient information exists from already-approved products to assure the safety and efficacy of these devices in the applications we envision, we anticipate, but cannot guarantee, that the FDA will require a Pre-Market Notification or 510(k) approval. This would be in place of a Pre-Market Approval, a more involved process usually reserved for devices that sustain human life and for which there is insufficient information to assure patient safety. A 510(k) approval will require that we demonstrate to the FDA data that the product design and intended uses of the product are substantially equivalent to a product(s) already approved by the FDA for commercial distribution in the U.S.

      In the event the FDA considers the Biophan product to be a Class II Medical Device subject to 510(k) approval, we would work with a partner to collect or develop the product performance data the FDA requires to prove that the our product is substantially equivalent to intra-luminal catheters already on the market. We anticipate that collecting or developing this data would be at least a moderately high priority by a partner, and would take approximately three to six months to complete. Biophan and its partner would include this data in an application to the FDA for 510(k) approval, 90 days before selling the device. The FDA can refuse to allow this approval to be granted by responding with questions during the 90 day review period. Based upon this possibility, we estimate that the approval process will require a total of 180 days. Accordingly, the total time for product regulatory approval would be approximately 12 months.

      The FDA has also previously approved for sale the types of active devices (pacemaker leads) and passive devices (guidewires and catheters) that we would like to improve by the addition of our MRI (MRI) shielding technologies. We believe that the technology would improve the performance of these existing products during MRI examinations. The FDA considers these devices to be Class II Medical Devices, and historically they have been subject to Pre-Market Notification or 510(k) approval requirements.

      We anticipate working with a partner to collect or develop the product performance data required for FDA approval of our shielding technologies. This data will include proof of the following:

      o that the product modified to include Biophan's shielding technology is still substantially equivalent to products already approved for sale by the FDA; and

      o that the addition of Biophan's shielding technology actually does improve the performance of the existing product during MRI examinations.

We have entered into a development agreement with Boston Scientific, and we are also developing relationships with other potential partners; however, we have not yet entered into any definitive agreements regarding FDA approval.

      The addition of Biophan's shielding technology to an existing product requires that we apply a proprietary coating to the product. Because the coating process does not require any significant changes to the product design or to its manufacturing process and therefore little risk to the safety of its operation, we anticipate that a minimal amount of data will be required. We feel that it is reasonable to expect that the FDA will consider the 510(k) approval process they required to approve the original device as sufficient to approve the minor modifications to a partner's device required to integrate Biophan's technology. We anticipate that collecting or developing this data would be at least a moderately high priority by a partner, and would take approximately three to six months to complete. Biophan and its partner would include this data in an application to the FDA for 510(k) approval, 90 days before selling the device, as is required by the 510(k) approval process. The FDA can refuse to grant 510(k) approval by responding with questions during the stipulated 90 day review period. Based upon this possibility, we conservatively estimate that the approval process will require a total of 180 days. Accordingly, the total time for product regulatory approval for planning purposes is 12 months for both active and passive devices.

      During the 510(k) approval process, it will be necessary to collect biocompatibility and toxicity data, to establish that the modified product is safe. The FDA provides specific guidelines for evaluating the biocompatibility and toxicity risk associated with medical devices in their document entitled "Guidance for the Submission of Research and Marketing Applications for Permanent Pacemaker Leads and for Pacemaker Lead Adapter 510(k) Submissions," issued on 1 November 2000. This guidance document clearly states (Attachment C - "Biocompatibility Flow Chart for the Selection of Toxicity Tests for 510(k)s") that device materials that do not contain toxic substances (as is the case with Biophan's shielding material) satisfy biocompatibility requirements. Biophan can collect this toxicity data from available toxicology literature without the need for human studies. We believe that the FDA will support this procedure and not require human studies to demonstrate biocompatibility and the absence of any toxicity risk. However, if this proves not to be the case, then we expect the FDA would follow the guidelines it recommends for determining the biocompatibility and toxicity of unknown substances. These are also outlined in their guidance document entitled "Guidance for the Submission of Research and Marketing Applications for Permanent Pacemaker Leads and for Pacemaker Lead Adapter 510(k) Submissions," issued on 1 November 2000. These guidelines stipulate the use of in vitro (out of the body) extraction methods. This testing is relatively minor in nature, and has already been included in the proposed regulatory approval timeline and budget requirements.

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

      We anticipate that the collection and development of these data will require $450,000 for each of the limited number of active device applications and passive device applications initially envisioned, and $1,500,000 for the intra-luminal imaging catheter. We also anticipate that a partner or licensee would fund at least 67% of these expenses. During the year ended February 29, 2004, we expended approximately $650,000 on the active and passive device applications. These expenses were funded from the proceeds of equity financing from the Spectrum and previous SBI agreements. We will not pursue FDA or other regulatory approvals of our technology; rather it is intended that our partners or licensees would pursue the required approvals.

      The approach to regulatory approval for nanomagnetic MRI contrast agents will follow a similar path to that intended for the above product opportunities; it is expected that the eventual manufacturing/marketing partner will both direct, and bear the costs of, clinical studies and regulatory approval for contrast agent products. Cost estimates and timelines for these activities have not as yet been developed.

LICENSES

      We have entered into licenses for issued, allowed and pending patents. These licenses require annual minimum royalties up to $10,000 each, some of which escalate in future years, and provide for ongoing royalties of 4-5% of product sales. Each license is for the life of the patent(s) and each is exclusive for the medical market or segments thereof, and permit sub-licensing:

      o A license from Johns Hopkins University for an issued patent for an MRI-safe electrocardiogram and pacemaker lead. This agreement provides for an initial licensing fee of $10,000 and a running royalty of 4% on product sales. This agreement remains in effect for the life of the patents underlying the license. The license may be terminated earlier, at Biophan's election, upon 60 days' written notice to Johns Hopkins. Johns Hopkins may only terminate the agreement early if there is a breach by Biophan which is not cured within 30 days following written notice of such breach or default.

            Alicense agreement for additional shielding technologies from Nanoset, LLC. This license agreement provides for an initial licensing fee of $10,000 and a running royalty of 5% of product sales. The license agreement currently covers 17 patents and/or patent applications. This agreement remains in effect for the life of the patents underlying the license. The license may be terminated earlier, at Biophan's election, upon 60 days' written notice to Nanoset. Nanoset may only terminate the agreement early if there is a breach by Biophan which is not cured within 60 days following notice of such breach or default. This license agreement was recently expanded to include any inventions relating to MRI safety and MRI image compatibility, including electrical circuits and filtering combined with nanotechnology coatings.

      o A license from Deborah D. L. Chung for an issued patent entitled Metal Filament for Electromagnetic Shielding. This agreement provides for an initial licensing fee of $10,000 and a running royalty of 5% of product sales. This agreement remains in effect for the life of the patents underlying the license. The license may be terminated earlier, at Biophan's election, upon 60 days' written notice to Chung. Chung may only terminate the agreement early if there is a breach by Biophan which is not cured within 60 days following notice of such breach or default.

COMPANY HISTORY

      We incorporated in the State of Idaho on August 1, 1968 under the name Idaho Copper and Gold, Inc. On February 9, 1999, we amended our Articles of Incorporation to change our name from Idaho Copper and Gold, Inc. to Idaho Technical, Inc. On January 12, 2000 we formed a corporation in Nevada with the intent to move our domicile to Nevada. On January 24, 2000, we implemented the change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada Corporations. On December 1, 2000, we amended our Articles of Incorporation to change our name from Idaho Technical, Inc. to GreatBio Technologies, Inc. and on July 19, 2001, we amended our Articles of Incorporation to change our name from GreatBio Technologies, Inc. to Biophan Technologies, Inc.

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

      In connection with the exchange, we:

      o issued 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR; and

      o issued an additional 10,759,101 shares of common stock to a group of investors, consisting of Ed Cowle, H. Deworth Williams and Geoff Williams, for cash of $175,000 in order to provide initial working capital.

      Also on December 1, 2000, we acquired intellectual property rights, including a pending patent to the MRI-compatible pacemaker technology from Biomed, for future consideration of $500,000. The assignment was consummated pursuant to, and in accordance with, a transfer agreement and a related assignment and security agreement, dated December 1, 2000 and subsequently amended, by and between us and Biomed.

      The assignment and the security agreement (i) assigned the rights to the transferred MRI patents and subsequent improvements, and (ii) provided the same as collateral for the payment of the $500,000 liability under the transfer agreement. Both the exchange agreement and the assignment and security agreement contain provisions for the reversion of the technology to Biomed if:

      o     we become bankrupt or otherwise seek protection from creditors; or

      o in the case of the MRI-compatible technology, we fail to pay the consideration therefor when due.

      As described elsewhere in this annual report, all of our obligations under the transfer agreement have been converted into shares of our common stock and the security agreement has been terminated.

      During 2001, we entered into a Commercial Research and Development Agreement (CRADA) with the National Institutes of Health and the University of Rochester Cancer Center, wherein these organizations conduct research and development associated with the antisense technology. This allowed us to put our full resources into the development of the MRI safety improvements to biomedical products. In 2002, we decided to discontinue research and development of the HIV antisense technology, and the CRADA was terminated. While the technology holds promise and has issued patents, we feel our most promising opportunity is in the MRI safe solutions we have developed, and we intend to focus our research and development activities on that technology. We may sell the HIV antisense patents if an appropriate buyer can be identified.

EMPLOYEES

      As of February 29, 2004, we had eleven full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

      Our headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, NY 14586, in 4,000 square feet of office space leased from an unrelated party. Current rentals are $4,846 per month and the lease expires in September 2004. The coordination of our research and development projects and the administration of our two wholly owned subsidiary companies, currently inactive, are directed from this location.

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

              Quarter Ended                High         Low
               May 31, 2002               $2.65        $ .75
               August 31, 2002            $1.13        $ .30
               November 30, 2002          $ .38        $ .18
               February 28, 2003          $1.15        $ .29
               May 31, 2003               $ .51        $ .27
               August 31, 2003            $ .37        $ .12
               November 30, 2003          $ .49        $ .10
               February 29, 2004          $1.65        $ .32

      As of February 29, 2004, we had outstanding 65,945,011 shares of our common stock which were held by approximately 360 stockholders of record.

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

Recent Sales of Unregistered Securities

      The securities of Biophan that were issued or sold by Biophan during the year ended February 29, 2004 and were not registered with the SEC are described below:

      On June 30, 2003, we issued 1,268,621 shares of common stock for the conversion of $183,950 of the $350,000 Line of Credit obligation payable to Biomed Solutions, LLC. Biomed had previously sold that portion of its receivable to a single purchaser, Bellador Advisory Services (Labuan) Ltd., a Kuala Lumpur, Malaysia company. The shares were issued to Bellador and its assigns pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, involving an exchange of securities with an existing securityholder where no commission is payable. The debt was assigned by Biomed to Bellador pursuant to the provisions of Regulation S of the Securities Act. All recipients of the shares were nonaffiliated, non U.S. persons deemed to be accredited investors and/or persons with knowledge of business. There was no general solicitation or general advertising related to the transaction, and the recipients were required to represent that they were non U.S. persons and that they were not acquiring the shares for the account or benefit of any U.S. Person. The offer to purchase the shares was not made to a person in the United States and, at the time of the transaction, the purchasers were outside the United States. All securities representing the shares were issued with appropriate restrictive legends.

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

      Between July 12, 2003 and November 17, 2003 we issued an aggregate of 3,325,757 shares of our common stock to Spectrum Advisors, Ltd. in connection with the restated stock purchase agreement dated as of November 22, 2002 between us and Spectrum. We received aggregate proceeds of $491,190 from our sale of these shares to Spectrum. In connection with such sales, we are obligated to issue to Carolina Financial Services, LLC warrants to purchase 166,288 of our common stock at an average exercise price of approximately $.16. These transactions were exempt from registration under Section 4(2) of the Securities Act because they did not involve any public offering.

      On October 1, 2003 we entered into a stock purchase agreement with SBI Brightline Consulting, LLC pursuant to which SBI agreed to purchase up to 11,000,000 shares of our common stock at fixed prices ranging from $.15 to $.40 per share. This transaction was treated as completed at the time of the signing of the stock purchase agreement and was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering. We sold the shares pursuant to the stock purchase agreement between December 3, 2003 and January 12, 2004 for aggregate proceeds of $2.9 million. We have been advised by SBI that it has sold all of such shares pursuant to our Registration Statement on Form SB-2 (No. 333-109592) which was declared effective by the Securities and Exchange Commission on November 17, 2003.

      On January 21, 2004 and February 10, 2004, respectively, we issued 932,000 and 500,000 shares of common stock for the conversion of $93,200 and $50,000 of line of credit obligation payable to Biomed Solutions, LLC. Biomed had previously sold those portions of its receivable to a single purchaser, Bellador Advisory Services (Labuan) Ltd., a Kuala Lumpur, Malaysia company. The shares were issued to Bellador and its assigns pursuant to the exemption provided by
Section 3(a)(9) of the Securities Act of 1933, involving an exchange of securities with an existing securityholder where no commission is payable. The debt was assigned by Biomed to Bellador pursuant to the provisions of Regulation S of the Securities Act. All recipients of the shares were nonaffiliated, non U.S. persons deemed to be accredited investors and/or persons with knowledge of business. There was no general solicitation or general advertising related to the transaction, and the recipients were required to represent that they were non U.S. persons and that they were not acquiring the shares for the account or benefit of any U.S. Person. The offer to purchase the shares was not made to a person in the United States and, at the time of the transaction, the purchasers were outside the United States. All securities representing the shares were issued with appropriate restrictive legends.

      On February 5, 2004 we entered into a stock purchase agreement with SBI Brightline Consulting, LLC pursuant to which SBI agreed to purchase up to 17,750,000 shares of our common stock at fixed prices ranging from $.60 to $2.00 per share. This transaction was treated as completed at the time of the signing of the stock purchase agreement and was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering. Of the shares covered by this registration statement, 6,000,000 shares are shares that may be issued by us to SBI pursuant to this stock purchase agreement.

      On February 10, 2004, we issued 3,000,000 shares of common stock upon the conversion of $300,000 of the obligations under our obligation payable to Biomed Solutions, LLC under a transfer agreement. Biomed had previously sold that portion of its rights to SBI Brightline Consulting, LLC. The shares were issued to SBI pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, involving an exchange of securities with an existing securityholder where no commission is payable. The debt was assigned by Biomed to SBI in a transaction that was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering. The resale of these 3,000,000 shares is being registered pursuant to this registration statement.

      On February 10, 2004, we issued 3,513,000 shares of common stock upon the conversion of our outstanding debt obligations payable to Biomed ($200,000 under a transfer agreement and $151,300 under a line of credit). The shares were issued to Biomed pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, involving an exchange of securities with an existing security holder where no commission is payable. The resale of these 3,513,000 shares is being registered pursuant to this registration statement.

      Between January 15,2004 and February 29,2004, we issued 995,940 shares of our common stock upon the exercise of outstanding warrants for aggregate gross proceeds of $332,844. The shares were issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, involving an exchange of securities with an existing security holder where no commission is payable.

ITEM 6. PLAN OF OPERATION

      We are currently in the development stage of operations and expect to be in that mode for at least the next twelve months. Our primary mission is to develop and commercially exploit technologies for enabling cardiac pacemakers and other implantable medical devices and surgical devices to be safe and compatible with MRI. We believe that we have successfully demonstrated an effective solution for making pacemakers safe for use with MRI and providing a meaningful margin of safety. Our solution addresses both the problems of device heating and induced voltages in pacemakers, the two primary problems associated with the use of MRI for patients with pacemakers. Today, approximately 3 million pacemaker recipients are denied access to MRI when needed, due to safety concerns and FDA contraindications. If manufacturers of pacemakers incorporated our solution into their products, we believe they would be safe for use with MRI. We are in ongoing discussions with the major pacemaker manufacturers, and one or more of these companies is currently evaluating our technologies and patents. We are also negotiating with a major research university to undertake a study to demonstrate further the dangers posed to pacemaker patients by MRI imaging and the effectiveness of our solution. We believe that pacemaker manufacturers, once provided with further evidence of the dangers associated with their products in the context of MRI and the effectiveness of our technology, will wish to incorporate our technology into their products to avoid potential liabilities from the sale of devices that could have been made safer.

      On October 1, 2003, we entered into a stock purchase agreement with SBI Brightline Consulting, LLC that obligated SBI to purchase, upon our election, up to 11,000,000 shares of our common stock for an aggregate purchase price of $2.9 million. The agreement required that the shares be registered with the SEC and a registration statement for that purpose became effective on November 19, 2003. All 11,000,000 shares have now been purchased by SBI for gross proceeds of $2.9 million, providing us with a positive net worth and cash on hand and investments of $2.0 million as of February 29, 2004. We used the balance of these proceeds to fund a portion of our operating and research and development expenses during the year ended February 29, 2004.

      In addition to the stock purchase agreement with SBI, we had been a party to a restated stock purchase agreement with Spectrum Advisors Ltd. that became effective on November 22, 2002. Under the Spectrum agreement we sold Spectrum a total of 3,325,757 shares for aggregate consideration of $491,190. We used these proceeds to fund a portion of our operating and research and development expenses during 2003. We and Spectrum mutually agreed to terminate the Spectrum agreement on February 9,2004.

      During the fiscal year ended February 29, 2004, we borrowed an additional $250,950 and repaid $72,500 under the Line of Credit agreement with Biomed. We used the net borrowings of $178,450 to fund a portion of our operating and research and development expenses until we started receiving proceeds from the sale of shares to SBI as described above.

      On February 5, 2004, we entered into a second stock purchase agreement with SBI that obligates SBI to purchase, upon our election, up to 17,750,000 shares of our common stock for an aggregate purchase price of $25.0 million. SBI is not obligated to purchase shares pursuant to this stock purchase agreement unless the resale of the shares by SBI is registered under the Securities Act. Only 6,000,000 shares covered by the second stock purchase agreement have been registered for resale by SBI. As a result, SBI will not be obligated to purchase the remaining shares covered by the stock purchase agreement unless and until we have registered the resale of such shares by SBI. In addition, we do not currently have sufficient authorized and unissued shares to issue such remaining shares to SBI. We intend to seek approval at our next annual meeting of stockholders to amend our articles of incorporation to increase our number of authorized shares. If such amendment is approved, we will then decide whether or not to register additional shares for resale by SBI so that we will have the right to sell such additional shares to SBI under the stock purchase agreement. No shares have yet been sold to SBI under the second stock purchase agreement.

      We are currently exploring the possibility of listing our common stock on a national securities exchange. Depending on the number of shares of stock that we sell to SBI under the stock purchase agreement, the capital provided by such sales may enable us to satisfy the capital requirements for such a listing.

      During January and February 2004, obligations of $294,500 under our line of credit and our obligation of $500,000 payable under the transfer agreement, both owed to Biomed Solutions, LLC and its assignees, were converted according to their terms into 7,945,000 shares of our common stock, thereby eliminating these liabilities and increasing our stockholders' equity.

      We estimate that the proceeds from the sale of our common stock pursuant to the previous SBI stock purchase agreement and Spectrum agreement, coupled with the additional equity financing available under the new SBI stock purchase agreement, will be more than sufficient to satisfy our projected cash requirements over the next 12 months. Our estimate of these cash requirements is as follows:

Research and product development                        $  973,000
Operating expenses, including
  administrative salaries and benefits,
  office expenses, rent expense, legal
  and accounting, publicity, investor
  relations                                              1,137,000
                                                         ---------
Total Cash Requirements                                 $2,110,000
                                                         =========

      In December 2003, we announced three major strategic initiatives for 2004:
(1) Acquisition of Intellectual Assets, (2) Market Expansion, and (3) Strategic Partnerships.

      (1) We have five United States patents under license and 60 patents pending or issued. The U.S. Patent and Trademark Office (PTO) recently allowed an additional two patents for nanomagnetic particle coatings, licensed exclusively to us for medical applications. Four patents developed by us covering photonic applications for moving biosensor information from inside the body and for other applications have issued, and an additional four have also been allowed and will issue within the next several months. We are aggressively pursuing internal research and development projects, as well as sourcing leading-edge providers of related technologies. Intellectual property, such as technology solutions and patents, may be developed internally, through joint ventures, or purchased. To ensure the continuing value of our intellectual assets, we will aggressively defend our patents and licensed technology, both domestically and abroad.

      (2) We currently enjoy a leadership position in developing technologies designed to make implanted medical devices, such as heart pacemakers, safe for use with MRI and other diagnostic imaging tools. We have also developed technologies that allow for the use of interventional MRI, without the heating problems that can cause tissue damage or imaging problems that obscure the outcome of the procedures. Based on discussions underway with several biomedical device manufacturers, both in the U.S. and overseas, we plan to expand the use of the technologies we have developed to make a wider range of devices compatible with MRI. These technologies reduce radio frequency interference, heating, and induced voltages. Since the beginning of 2004 we have expanded our development and partnering activities related to these technologies to include guidewires, stents, drug pumps, biopsy needles and other prosthetic and surgical tool devices, where the lack of MRI compatibility negatively impacts investigational and diagnostic procedures. Discussions with these device manufacturers indicate a need for, and interest in, solutions to additional problems where we can develop solutions based on our technology. We have used both surrogate devices (such as copper rings) and actual manufactured implantable products, in a gel phantom, to demonstrate our ability to accurately image devices and their interior spaces in a manner that could not be done previously. Part of our strategic initiative for 2004 will include expanding our technology offerings to the companies with whom we are already in discussions or collaborating.

            Our Photonic MRI Microcoil (PMM) is one example of our expanded technology. Recent studies indicate up to 85% of heart attacks and strokes may be caused by vulnerable plaque which may result in thrombosis, and is not easily detected by other methods. Our technologies are designed to pinpoint specific sites where therapies can address the problem. By inserting the PMM directly into a blood vessel, MRI can provide a detailed look at vulnerable plaque without injury-causing heating or image degradation. There are other uses of our photonic catheter for diagnostics and therapeutic applications. We were recently notified that the United States Patent and Trademark Office (US PTO) has issued four U.S. patents, and allowed an additional four of our pending patent applications for issuance, and we have paid the fees to allow these patents to file.

            Another example of our expanding on the use of our nanomagnetic particle coating technology is NanoView. The concept of our NanoView technology is to utilize nanomagnetic particles, a specific type of nanotechnology, as contrast agents to preferentially bind to tissues of diagnostic interest with the goal of improving detail and contrast in MRI diagnostic image processes. We expect NanoView to improve performance in terms of signal intensity and the use of multiple markers, which broadens the applications of MRI imaging. We have begun discussions with several manufacturers of contrast agents and others in the diagnostic materials sector.

      (3) Leveraging strategic partnerships is vital to our mission. In November, 2003 we announced that we had entered into a joint development agreement with Boston Scientific, a major medical device manufacturer. We have successfully completed the first phase of a multi-phase development plan with Boston Scientific, and we are discussing the next phase of this program. Relationships such as this one help us validate our technology and also develop potential sales channels. We have entered into Non-Disclosure Agreements with a number of major manufacturers of implanted biomedical and related devices. We are discussing with these companies potential strategic partnership arrangements that may include joint development projects, original equipment manufacturing arrangements and licensing agreements.

      We estimate that our ongoing research and development plan will require approximately $973,000 of our funds over the next 12 months, dedicated to the following activities:

         MRI Shielding for Active Medical Devices     $  563,000
         MRI Shielding for Passive Medical Devices       410,000
                                                        --------
             Total                                    $  973,000
                                                       =========

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

      In November 2003, we recorded $75,000 as a development payment from Boston Scientific for prototype development of a prospective product adaptation. The development activities related to this payment have been completed. We are in discussions concerning additional phases of this initiative that, if completed and successful, may lead to a license for one or more of our technologies in the context of one or more product lines.

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

ITEM 7. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

BIOPHAN TECHNOLOGIES, INC.
  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29,2004

                                      BIOPHAN TECHNOLOGIES, INC.AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)

                                                                        CONTENTS
                                                               FEBRUARY 29, 2004

--------------------------------------------------------------------------------

Independent Auditor's Report                                                 F-1


Consolidated Financial Statements:

   Balance Sheet                                                             F-2
   Statement of Operations                                                   F-3
   Statement of Stockholders' Equity                                         F-4
   Statement of Cash Flows                                                   F-5
   Notes to Consolidated Financial Statements                         F-6 - F-10

INDEPENDENT AUDITOR'S REPORT
------------------------------

To the Board of Directors
Biophan Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (a development stage company) as of February 29, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended, and the amounts in the cumulative column in the consolidated statements of operations, stockholders' equity, and cash flows for the period from August 1, 1968 (date of inception) to February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biophan Technologies, Inc. and Subsidiaries as of February 29, 2004 and the results of their operations and their cash flows for each of the two years in the period then ended and the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from August 1, 1968 to February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 30, 2004

Pg. F-1

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                      CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------
FEBRUARY 29, 2004
--------------------------------------------------------------------------------


ASSETS

Current assets:
  Cash                                                             $    823,900
  Investments in marketable securities                                1,150,000
  Due from related parties                                               34,222
  Prepaid expenses                                                       69,185
--------------------------------------------------------------------------------
    Total current assets                                              2,077,307
--------------------------------------------------------------------------------
Property and equipment, net                                              61,214
--------------------------------------------------------------------------------

Other assets:
  Intellectual property rights                                           70,000
  Security deposit                                                        2,933
  Deferred equity placement costs                                        19,891
  Deferred tax asset, net of valuation allowance of $2,926,000               --
--------------------------------------------------------------------------------
                                                                         92,824
--------------------------------------------------------------------------------
                                                                   $  2,231,345
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $    254,058
--------------------------------------------------------------------------------
    Total current liabilities                                           254,058
--------------------------------------------------------------------------------

Stockholders' equity:
  Common stock - $.005 par value:
    Authorized, 80,000,000 shares
    Issued and outstanding, 65,945,011 shares                           329,725
  Additional paid-in capital                                         13,339,289
  Deficit accumulated during the development stage                  (11,691,727)
--------------------------------------------------------------------------------
                                                                      1,977,287
--------------------------------------------------------------------------------
                                                                   $  2,231,345
                                                                    ============

                 See notes to consolidated financial statements

Pg. F-2

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                            CONSOLIDATED STATEMENT OF OPERATIONS

-------------------------------------------------------------------------------------------
                                                                               Period from
                                                                                 August 1,
                                                                              1968 (date of
                                                Year ended       Year ended    inception) to
                                               February 29,     February 28,   February 29,
                                                   2004             2003            2004
-------------------------------------------------------------------------------------------
Revenues:
  Development payments                         $     75,000    $         --    $     75,000
-------------------------------------------------------------------------------------------

Operating expenses:
  Salaries and related                              527,206         648,304       1,697,000
  Research and development                        1,240,439       1,373,124       3,675,831
  Professional fees                                 705,375         522,115       2,577,091
  Write-down of intellectual property rights             --          40,000         530,000
  General and administrative                        678,422         582,174       1,762,676
-------------------------------------------------------------------------------------------
                                                  3,151,442       3,165,717      10,242,598
-------------------------------------------------------------------------------------------
Operating loss                                   (3,076,442)     (3,165,717)    (10,167,598)
-------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense                                 (729,527)       (447,853)     (1,730,923)
  Interest income                                     1,815          17,083          46,578
  Other income                                       85,584         187,040         314,659
  Other expense                                          --         (28,805)        (65,086)
-------------------------------------------------------------------------------------------
Total other expense, net                           (642,128)       (272,535)     (1,434,772)
-------------------------------------------------------------------------------------------

Loss from continuing operations                  (3,718,570)     (3,438,252)    (11,602,370)

Loss from discontinued operations                        --              --         (89,357)
-------------------------------------------------------------------------------------------

Net loss                                       $ (3,718,570)   $ (3,438,252)   $(11,691,727)
===========================================================================================
Loss per common share - basic and diluted      $      (0.08)   $      (0.11)
===========================================================================
Weighted average shares outstanding              44,017,010      31,731,051
===========================================================================

            See notes to consolidated financial statements

Pg. F-3

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------
PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 29, 2004
--------------------------------------------------------------------------------------------------------
                                                                      Deficit
                                                                    Accumulated
                                                                    Additional   During the Stockholders'
                                              Number          Commo   Paid-in   Development   Equity
                                             of Shares        Stock   Capital      Stage    (Deficiency)
--------------------------------------------------------------------------------------------------------
1969 - 14,130 shares issued for services
 for $.05 per share                              14,130   $      70     $  637                $     707

1970 - 1,405,000 shares issued for mining
 rights for $.05 per share                    1,405,000       7,025     63,225                   70,250

1970 - 55,500 shares issued for services
 for $.05 per share                              55,500         278      2,497                    2,775

1973 - 10,000 shares issued for services
 for $.05 per share                              10,000          50        450                      500

1976 - 500 shares issued for services
 for $.05 per share                                 500           3         22                       25

1978 - 12,000 shares issued for services
 for $.05 per share                              12,000          60        540                      600

1980 - 225,000 shares issued for services
 for $.05 per share                             225,000       1,125     10,125                   11,250

1984 - 20,000 shares issued for services
 for $.05 per share                              20,000         100        900                    1,000

1986 - 10,000 shares issued for services
 for $.05 per share                              10,000          50        450                      500

1990 - 10,000 shares issued for services
 for $.05 per share                              10,000          50        450                      500

1993 - 25,000 shares issued for services
 for $.05 per share                              25,000         125      1,125                    1,250

Net loss from inception through
 February 28, 1998                                                                 (89,357)     (89,357)
--------------------------------------------------------------------------------------------------------

Balance at February 28, 1998                  1,787,130       8,936      80,421     (89,357)         --

1999 - 10,000 shares issued for services
 for $.05 per share                              10,000          50         450               $     500

1999 - 1,000,000 shares issued for services
 for $.005 per share                          1,000,000       5,000                               5,000
Net loss for the year ended
 February 28, 1999                                                                  (5,500)      (5,500)
--------------------------------------------------------------------------------------------------------

Balance at February 28, 1999                  2,797,130      13,986     80,871     (94,857)          --


2000 - 1,000,200 shares issued
 for services for $.005 per share             1,000,200       5,001                               5,001

            See notes to consolidated financial statements

Pg. F-4

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

-------------------------------------------------------------------------------------------------------------------------------
PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 29, 2004
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                     Additional      During the   Stockholders'
                                                       Number          Common         Paid-in        Development     Equity
                                                     of Shares          Stock         Capital           Stage     (Deficiency)
-------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
 February 29, 2000                                                                                        (5,001)        (5,001)
-------------------------------------------------------------------------------------------------------------------------------

Balance at February 29, 2000                          3,797,330          18,987          80,871         (99,858)             --

2000 - 250,000 shares issued for services
 for $.005 per share                                    250,000           1,250                                           1,250

2000 - Expenses paid by stockholder                                                       2,640                           2,640

2000 - 10,759,101 shares issued for
 acquisition of Antisense Technology, Inc            10,759,101          53,795         121,205                         175,000

2000 - 10,759,101 shares issued for cash
 for $.005 per share                                 10,759,101          53,796         121,204                         175,000

Net loss for the year ended
 February 28, 2001                                                                                     (729,130)       (729,130)
-------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2001                         25,565,532         127,828         325,920        (828,988)       (375,240)

2001 - 2,399,750 shares issued for cash
 for $1.00 per share                                  2,399,750          11,999       2,387,751                       2,399,750

2001 - 468,823 shares issued for interest               468,823           2,344         466,479                         468,823

2001 - Redemption of 200,000 shares                    (200,000)         (1,000)                                         (1,000)

2001 - 1,315,334 shares issued upon
 conversion of bridge loans at $.75 per share         1,315,334           6,576         979,924                         986,500

2001 - Offering costs associated with
 share issuances for cash                                                              (254,467)                       (254,467)

2002 - Grant of stock options for services                                              702,800                         702,800

Net loss for the year ended
 February 28, 2002                                                                                   (3,705,917)     (3,705,917)
-------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2002                         29,549,439         147,747       4,608,407      (4,534,905)        221,249

2002 - Shares issued for cash for
  $.34 per share                                        993,886           4,969         337,461                         342,430

2002 - Shares issued for cash for
  $.15 per share                                      1,192,874           5,964         167,002                         172,966

2002 to 2003 - Shares issued for cash for
  $.25 per share                                      5,541,100          27,706       1,357,569                       1,385,275

2002 to 2003 - Shares issued as commissions
  on offerings                                          357,394           1,787          (1,787)                             --

2002 to 2003 Cash commissions on offerings                                             (119,488)                       (119,488)

Offering costs                                                                          (45,644)                        (45,644)

Grant of stock options for services                                                     485,000                         485,000

Intrinsic value of beneficial conversion feature
  of note payable and MRI liability                                                     800,000                         800,000

Net loss for the year ended
  February 28,2003                                                                                   (3,438,252)     (3,438,252)
-------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2003                         37,634,693         188,173       7,588,520      (7,973,157)       (196,464)

2003 - Shares issued upon conversion of
  related party loans at $.14 per share               1,268,621           6,343         177,607                         183,950

2003 - Shares issued upon conversion of
  stockholder loan plus accrued interest
  at $.20 per share                                     775,000           3,875         151,693                         155,568

2003 - Shares issued for cash pursuant to
  equity line of credit at prices from
  $.11 to $.23 per share                              3,325,757          16,629         474,561                         491,190

2003 - Shares issued for option exercises
  at $.14 per share                                   3,000,000          15,000         412,847                         427,847

2004 - Shares issued for warrant exercises
  at $.25 and $.50 per share                            995,940           4,980         327,864                         332,844

2004 - Shares issued for cash pursuant to
  stock purchase agreement at prices from
  $.15 to $.40 per share                             11,000,000          55,000       2,845,000                       2,900,000

2004 - Shares issued upon conversion of
  related party loans at $.10 per share               7,945,000          39,725         754,775                         794,500

Offering costs                                                                         (209,528)                       (209,528)

Grant of stock options for services                                                     565,000                         565,000

Intrinsic value of beneficial conversion feature
  of line of credit loans                                                               250,950                         250,950

Net loss for the year ended February 29, 2004                                                        (3,718,570)     (3,718,570)
-------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2004                         65,945,011    $    329,725    $ 13,339,289    $(11,691,727)   $  1,977,287
===============================================================================================================================

                 See notes to consolidated financial statements

Pg. F-5

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------
                                                                                                    Period from
                                                                                                      August 1,
                                                                                                   1968 (date of
                                                                        Year ended     Year ended  inception) to
                                                                       February 29,   February 28,   February 29,
                                                                           2004           2003          2004
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net loss                                                             $(3,718,570)   $(3,438,252)  $(11,691,727)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                           23,643         25,601         64,173
     Realized and unrealized losses on marketable securities                    --         28,805         66,948
     Accrued interest on note payable converted to common
       stock                                                                11,998             --         11,998
     Amortization of interest on convertible notes payable                 667,617        383,333      1,050,950
     Write-down of intellectual property rights                                 --         40,000        530,000
     Amortization of discount on payable to related party                       --             --         75,000
     Issuance of common stock for services                                      --                       101,108
     Issuance of common stock for interest                                      --             --        468,823
     Grant of stock options for services                                   565,000        485,000      1,752,800
     Expenses paid by stockholder                                               --             --          2,640
     Changes in operating assets and liabilities:
      (Increase) decrease in advances receivable                            10,127        (10,127)            --
      (Increase) in due from related parties                                (9,854)       (24,368)       (34,222)
      (Increase) decrease in prepaid expenses                               21,738            896        (69,185)
      (Increase) in security deposits                                           --             --         (2,933)
      Increase (decrease)in accounts payable and
        accrued expenses                                                   (89,158)       214,176        240,727
      (Decrease) in due to related parties                                  (9,401)        (6,948)       (43,496)
----------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                            (2,526,860)    (2,301,884)    (7,476,396)
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

  Purchases of property and equipment                                      (21,625)        (7,951)      (125,387)
  Sales of marketable securities                                           302,000        540,000      1,219,270
  Purchases of marketable securities                                    (1,150,000)      (302,000)    (2,436,218)
----------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                (869,625)       230,049     (1,342,335)
----------------------------------------------------------------------------------------------------------------

Cash flow from financing activities:

  Proceeds of bridge loans                                                      --             --        986,500
  Loan from stockholder                                                         --        143,570        143,570
  Line of credit borrowing from related party                              250,950        300,000        550,950
  Line of credit payments                                                  (72,500)            --        (72,500)
  Net proceeds from sales of capital stock                               3,252,200      1,735,539      7,363,849
  Proceeds from exercise of options                                        427,847             --        427,847
  Proceeds from exercise of warrants                                       332,844             --        332,844
  Deferred equity placement costs                                          (19,891)       (70,538)       (90,429)
----------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                         4,171,450      2,108,571      9,642,631
----------------------------------------------------------------------------------------------------------------

Net increase in cash                                                       774,965         36,736        823,900

Cash at beginning of period                                                 48,935         12,199             --
----------------------------------------------------------------------------------------------------------------
Cash at end of period                                                  $   823,900    $    48,935    $   823,900
================================================================================================================

Supplemental schedule of noncash investing and financing activities:

   Intellectual property acquired through issuance of common
     stock and assumption of related party payable                     $        --    $        --    $   175,000
================================================================================================================

   Acquisition of intellectual property rights                         $        --    $        --    $   425,000
================================================================================================================
   Issuance of common stock upon conversion of
     bridge loans                                                      $   155,568    $        --    $ 1,142,068
================================================================================================================
   Issuance of common stock upon conversion of related
     party loans                                                       $   978,450    $        --    $   978,450
================================================================================================================


            See notes to consolidated financial statements

Pg. F-6

                                    BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              FEBRUARY 29, 2004

-------------------------------------------------------------------------------

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan") and its wholly owned subsidiaries, LTR Antisense Technology, Inc.("Antisense")and MRIC Drug Delivery Systems, LLC ("MRIC") (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Company History

The Company is in the development stage and is expected to remain so for at least the next 12 months. The Company is developing technologies that make biomedical devices safe and compatible for use in an MRI (Magnetic Resonance Imaging) machine.

The Company was incorporated under the laws of the State of Idaho on August 1,1968. On January 12, 2000, the Company changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc.

The Company has not generated any material revenues throughout its history. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

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

In connection with the exchange, the Company (i) issued an aggregate of 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR and (ii) issued an aggregate of 10,759,101 shares of common stock to a group of investors for $175,000. Also on December 1, 2000, the Company acquired intellectual property rights, including a pending patent to the MRI-compatible pacemaker technology from Biomed (the "Assignment"), for future consideration of $500,000 ("MRI technology purchase liability payable"). The Assignment was consummated pursuant to, and in accordance with, an Assignment and Security Agreement, originally dated December 1, 2000 and subsequently amended, by and between the Company and Biomed (See Note 6).

Pg. F-7

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               FEBRUARY 29, 2004

--------------------------------------------------------------------------------

Revenue Recognition

The Company earns and recognizes revenue under development agreements when the phase of the agreement to which amounts relate is completed. Completion is determined by the attainment of specified milestones including a written progress report. Advance fees received on such agreements are deferred until recognized.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

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

Depreciation

Depreciation of property and equipment is provided by the double declining balance and straight-line methods over the estimated useful lives of the related assets. Costs for internally developed intellectual property rights with indeterminate lives are expensed as incurred.

Intangible Assets

At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect continuity of the business.

Deferred Taxes

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

Loss Per Share

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

Stock Options

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

Year ended February 29 and 28                  2004          2003
--------------------------------------------------------------------
Net loss - as reported                    $(3,718,570)   $(3,438,252)

Add: Stock-based employee compensation
 expense included in reported net loss,
 net of related tax effects                   118,000        458,000

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects      (241,000)      (524,000)
--------------------------------------------------------------------
Net loss - pro forma                      $(3,841,570)   $(3,504,252)
====================================================================
Basic and diluted loss
 per share - as reported                  $      (.08)   $      (.11)
====================================================================
Basic and diluted loss
 per share - pro forma                    $      (.09)   $      (.11)
====================================================================

The Company's assumptions used to calculate the fair values of options issued during the year ended February 29, 2004 were (i) risk-free interest rates of 3.17% through 4.38, (ii) expected lives of 5 to 10 years, (iii) expected volatility of 160%, and (iv) expected dividends of zero.

The Company's assumptions used to calculate the fair values of options issued during the year ended February 28, 2003 were (i) risk-free interest rates of 3.05% through 4.75%, (ii) expected lives of 5 to 10 years, (iii) expected volatility of 90%, and (iv) expected dividends of zero.

Estimates

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

Pg. F-8

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2004

-------------------------------------------------------------------------------


2. INVESTMENTS IN MARKETABLE SECURITIES:

Investments in trading securities are summarized as follows at February 29, 2004:

                                                            Gross
                                                          Unrealized      Fair
                                                 Cost      Gain/Loss      Value
      --------------------------------------------------------------------------
      Certificates of Deposit                 $1,150,000  $   -       $1,150,000
      ==========================================================================

There were no material unrealized holding losses on trading securities at February 29,2004.

3. PREPAID EXPENSES:

Prepaid expenses at February 29, 2004 consist of the following:

      Prepaid royalties                               $ 25,000
      Prepaid insurance                                 26,060
      Prepaid supplies                                  18,125
      --------------------------------------------------------
                                                      $ 69,185
      ========================================================

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                                    Depreciation/
                                                    Amortization
                                                       Period
      -----------------------------------------------------------
      Furniture & Equipment              $58,010        5-7 years
      Computers                           13,218          5 years
      Internet Web site                   54,159          7 years
      -----------------------------------------------------------
                                         125,387
      Less accumulated depreciation      (64,173)
      -----------------------------------------------------------
                                         $61,214
      ===========================================================

Depreciation expense for the years ended February 29, 2004 and February 28,2003 amounted to $23,643 and $25,601, respectively. Depreciation expense for the period from August 1, 1968 (Date of Inception) to February 29, 2004 was $64,173.

5. INTELLECTUAL PROPERTY RIGHTS:

Intellectual property rights were acquired on December 1, 2000 and encompass the utilization of new proprietary technology to prevent implantable cardiac pacemakers and other critical and life-sustaining medical devices from being affected by MRI and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference.

6. LOAN AGREEMENTS:

In June 2002, the Company signed a Loan Agreement with a shareholder providing for borrowings of up to $400,000 with interest payable at 8% per annum. Principal and accrued interest become due and payable on December 31, 2003. A total of $143,570 was borrowed under this Agreement and on June 30, 2003 the shareholder agreed to a conversion offer and the principal balance plus accrued interest of $11,998 was converted into 775,000 shares of the Company's common stock.

In June 2002, the Company executed a line-of-credit agreement (the "Line") with Biomed Solutions, LLC that provided for borrowings up to $250,000 with interest at 8% per annum. Upon execution of the Line, Biomed received warrants to purchase 325,000 shares of restricted common stock at $1.00 per share. The warrants were valued at approximately $234,000 which was recorded as a discount against the Convertible Promissory Note (the "Note") supporting the Line. At issuance, the Note was convertible into shares of the Company's common stock, at a price below the market value of such stock. The intrinsic value of the beneficial conversion feature of the Note was recorded as an additional discount, such that the full $250,000 issued was discounted, with a corresponding increase to additional paid-in capital. On August 19, 2002, the Line was increased by $100,000 and the expiration date thereof was extended to August 19, 2003. The payment date of amounts borrowed under the original Line was extended to December 1, 2002 and later the expiration of the entire line was extended to June 1, 2004. In consideration for the increase in the Line, Biomed received 30,000 additional warrants to purchase shares of restricted common stock at a price dependent on the selling price of the Company's stock, as defined. The exercise price of the warrants issued to Biomed in exchange for the increase in the line of credit to $350,000 and the extension of the payment date to December 1, 2002 is the lowest of (i) the closing bid price on June 4, 2002;
(ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. The fair value of the warrants - in accordance with guidance provided by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation - was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.25; no dividend yield; volatility factor of the expected market price of the company's common stock of 0.0%, and an expected life of 2.8 years. The value attributed to the warrants was insignificant. As a result, these warrants were allocated no value.

During the current year through January 20, 2004, the Company issued 1,268,621 shares of common stock for the conversion of $183,950 of the Line of Credit obligation and drew down additional amounts under the Line, which amounts were also fully discounted as a result of the beneficial conversion feature and recorded as additional paid-in capital. On January 21, 2004, $294,500 was outstanding under the Line and $93,200 was converted into 932,000 shares of common stock. On February 10, 2004, the remaining balance of $201,300 was converted into 2,013,000 shares of common stock.

Under the Transfer Agreement dated December 1, 2000, the Company incurred a liability ("MRI technology purchase liability payable") to Biomed of $500,000, with interest at 8% per annum, in connection with the acquisition of the MRI intellectual property rights described above. Biomed maintained a security interest in the underlying patents and the liability was due by June 1, 2004.

In August 2002, in consideration for extending the maturity date to June 1, 2004 and for prior extensions, the Company and Biomed agreed to make the $500,000 MRI technology purchase liability payable to Biomed convertible at Biomed's election into shares of the Company's common stock at a price dependent on the selling price of the Company's stock, as defined, but below market. Consequently, the intrinsic value of the beneficial conversion feature of the liability was recorded as a discount, such that the full $500,000 was discounted, with a corresponding increase to additional paid-in capital. On February 10, 2004, the entire balance of $500,000 was converted into 5,000,000 shares of common stock. Of this amount, $300,000 had been transferred to SBI Brightline Consulting, LLC by Biomed and converted by SBI. Because Biomed effectively acquired $75,950 of convertible debt by lending that amount during the six months preceding conversion, under applicable securities laws the Company is entitled to receive Biomed's profit on $75,590 of the $300,000 transferred to SBI. This profit approximates $835,000 and will be paid by Biomed as payments are received from SBI. The Company will record these payments as credits to additional paid-in capital.

7. STOCKHOLDERS' EQUITY:

During the year ended February 29, 2004, the Company issued 3,325,757 shares of common stock for gross cash proceeds of $491,190 pursuant to an equity line of credit agreement with Spectrum Advisors Ltd. and issued 11,000,000 shares for gross cash proceeds of $2,900,000 pursuant to a stock purchase agreement with SBI Brightline Consulting, LLC. In addition, 3,000,000 shares of common stock were issued upon the exercise of options for cash proceeds of $427,847; and 995,940 shares were issued upon the exercise of warrants for cash proceeds of $332,844.

On February 5, 2004, the Company entered into a second stock purchase agreement with SBI that obligates SBI to purchase, upon the Company's election, up to 17,750,000 shares of common stock for an aggregate purchase price of $25.0 million. Currently, only 6,000,000 shares covered by the stock purchase agreement have been registered for resale by SBI under the Security Act as the Company does not currently have sufficient authorized and unissued shares to issue such remaining shares to SBI. As a result, SBI will not be obligated to purchase the remaining shares covered by the stock purchase agreement unless and until the Company has registered the resale of such shares by SBI. The Company intends to seek approval at its next annual meeting of stockholders to amend its articles of incorporation to increase the number of authorized shares. The purchase of 6,000,000 shares by SBI will result in gross cash proceeds of $3,900,000 to the Company. Currently, no shares have been purchased by SBI under the second stock purchase agreement.

During the year ended February 29, 2004, the Company issued 995,940 shares of stock upon the exercise of warrants for total proceeds of $332,844. As of February 29, 2004, warrants to purchase 3,930,536 shares of our common stock were outstanding. The exercise prices for these warrants range from $.10 per share to $1.00 per share, and the weighted-average exercise price for all of the outstanding warrants is $.50 per share.

8. COMMITMENTS:

The Company is obligated under an operating lease for office space expiring September 30, 2004. The Company may terminate the lease upon ninety days prior written notice to the landlord. The aggregate minimum future payments under this lease are $33,922 for the year ending February 28, 2005. Rent expense charged to operations under this operating lease aggregated $57,899 and $51,321 for the years ended February 29, 2004 and February 28, 2003, respectively. Rent expense charged to operations for the period from August 1, 1968 (Date of Inception) to February 29, 2004 was $123,887.

In addition, the Company is obligated under three license or royalty agreements for patents that expire at various dates through 2023. These agreements may be terminated by the Company with 60 days written notice. Aggregate minimum future payments under these agreements total $506,000. License/royalty expense charged to operations was $15,000 for each of the years ended February 29, 2004 and February 28, 2003.

9. RELATED PARTY TRANSACTIONS:

The Company has affiliations with two entities, Biomed Solutions, LLC ("Biomed") and Technology Innovations, LLC ("TI"), that are related by virtue of common management personnel and stock ownership. During the current year, the Company charged Biomed for services of certain Company personnel and charged both Biomed and TI for expenses allocable to and paid on their behalf. The total of these charges was $120,081. During the year ended February 28, 2003, Biomed and TI paid expenses on behalf of the Company aggregating $128,411. At February 29, 2004, the combined balances due from these related parties was $34,222. The amounts do not bear interest and the Company expects to collect them in full during the next twelve months.

10. STOCK-BASED COMPENSATION PLAN:

The Company has a stock option plan (the "Plan") which provides for the granting of nonqualified or incentive stock options ("ISO") to officers, key employees, non-employee directors and consultants. The Plan authorizes the granting of options to acquire up to 7,000,000 common shares. ISO grants under the Plan are exercisable at the market value of the Company's stock on the date of such grant. Nonqualified option grants under the Plan are exercisable at amounts determined by the board of directors. All options under the Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant. Additionally, the Plan provides for the granting of restricted stock to officers and key employees.

      The following table summarizes activity in stock options:

                                                      Weighted-
                                                        average
                                                       Exercise
                                            Options       Price
      --------------------------------------------------------
      Outstanding at February 28, 2002    1,779,997        .51
              Granted                       739,998        .42
              Forfeited                     (30,000)       .50
              Exercised                          --         --
      --------------------------------------------------------
      Outstanding at February 28, 2003    2,489,995        .48
              Granted                     4,469,998        .17
              Forfeited                     (90,000)       .30
              Exercised                  (3,000,000)       .14
      --------------------------------------------------------
      Outstanding at February 29, 2004    3,869,993    $   .39
      ========================================================

      Weighted-average fair value of
      options granted during the year
      ended February 29, 2004 and
      February 28, 2003,respectively           $.16        .33
      ========================================================


      The following table summarizes information about stock options outstanding and exercisable at February 29, 2004:

                         Options Outstanding             Options Exercisable
                 ---------------------------------  ----------------------------
                                          Weighted
                                           Average      Weighted-     Weighted-
                                          Remaining     Average        Average
   Range of        Number    Contractual   Exercise      Number       Exercise
Exercise Price   Outstanding     Life       Price      Exercisable      Price
--------------------------------------------------------------------------------
 $.10 - $.43      2,245,000  8.37 years  $       .25   1,067,501     $       .27

 $.50 - $1.00     1,624,993  6.35 years  $       .58   1,366,243     $       .59
--------------------------------------------------------------------------------
 $.10 - $1.00     3,869,993  7.52 years  $       .39   1,564,661     $       .45
================================================================================

Pg. F-9

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2004

--------------------------------------------------------------------------------

At February 29, 2004, 130,007 shares of common stock were reserved for future issuance of stock options.

11. INCOME TAXES:

As of February 29, 2004, the Company had net operating loss carryforwards of approximately 8,607,000 for federal income tax purposes, which expire through 2024.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                    Year Ended February 29 and 28,             2004       2003
                    -----------------------------------------------------------
                    Tax benefit at U.S. statutory rates         34 %       34 %
                    Increase in valuation allowance            (34)%      (34)%
                    -----------------------------------------------------------
                                                                -0-%       -0-%
                    ===========================================================

Deferred tax asset is comprised of the following:

                    February 29, 2004

                    -----------------------------------------------------------
                    Net operating loss carryforwards                $2,766,000
                    Write-down of intellectual property rights         160,000
                    -----------------------------------------------------------

                    Total deferred tax asset                         2,926,000
                    Valuation allowance                             (2,926,000)
                    -----------------------------------------------------------

                    Net deferred tax asset                          $      -0-
                    ==========================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The officers and directors of Biophan are as follows:

Name                   Age   Title
----                   ---   -----

Guenter H. Jaensch      65   Chairman of the Board
Michael L. Weiner       56   Director, Chief Executive Officer, President
Robert J. Wood          64   Vice-President, Treasurer, Chief Financial Officer
David A. Miller         49   Secretary (Resigned March 1, 2004)
Jeffrey L. Helfer       51   Vice-President-Engineering
Robert S. Bramson       65   Director
Steven Katz             55   Director
Ross B. Kenzie          72   Director

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

      ROBERT J. WOOD is a Certified Public Accountant with extensive experience in public accounting and business consulting. He began his career at Price Waterhouse & Co. in 1962 after graduating from St. John Fisher College with a B.B.A. in Accounting. From 1973 to 2000, he was consecutively owner/partner of Metzger, Wood & Sokolski, CPAs (through December 1985), Mengel, Metzger, Barr & Co., LLP (through December 1990), and Wood & Company, CPAs, P.C. (through November 2000), all in Rochester, New York. In December 2000, his practice was acquired by a regional CPA firm, Eldredge, Fox and Porretti, LLP and he was engaged in business consulting until joining Biophan as full-time Chief Financial Officer in August 2001. Effective March 1, 2004 Mr. Wood was appointed Secretary. He is a member of the New York State Society of Certified Public Accountants. A portion of Mr. Wood's time is spent assisting with the fiscal management of Biomed Solutions, LLC, a related company, for which Biophan is reimbursed.

      STUART G. MACDONALD is experienced in research and development with a broad engineering and science background, emphasizing a systems approach to developing complex technology. From January 1995 through December 2000, Mr. MacDonald was employed at Ortho-Clinical Diagnostics, a Johnson & Johnson company, in Rochester, New York, holding the position of Director-Engineering from 1996 to mid-1997 and Vice-president, Clinical Lab Instrumentation R&D from mid-1997 through December 2000. He was responsible for overall management of the R&D group, including personnel, administration and financial performance. He worked at Eastman Kodak Company from 1971 to 1994, rising to the position of Assistant Director, Clinical Diagnostic Research Labs. Mr. MacDonald has a B.S. in Mechanical Engineering and Masters of Engineering degree from Cornell University. He is also licensed as a professional engineer by the State of New York. Mr. MacDonald was employed by Biophan as Vice-President-Research and Development in January 2001. A portion of Mr. McDonald's time is spent assisting with the research program of Biomed Solutions, LLC, a related company, for which Biophan is reimbursed.

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

COMMITTEES

      The Board of Directors has an Audit Committee consisting of Messrs. Bramson, Katz and Kenzie and a Compensation Committee consisting of Messrs. Bramson, Katz and Kenzie. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Board of Directors has determined that Messrs. Katz and Kenzie, both independent directors, meet the qualifications as an "audit committee financial expert".

      The Compensation Committee makes recommendations to the Board regarding executive and employee compensation and benefits.

CODE OF ETHICS

      The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-KSB.

CONFLICTS OF INTEREST

      Messrs. MacDonald, Helfer, Wood and other of our employees from time to time spend a portion of their time on the business affairs of Biomed or its affiliates, for which Biomed reimburses us a percentage of their salary and benefits. Our Board of Directors reviews this arrangement on a regular basis. Currently, Biomed reimburses us for less than 50% of the payroll costs of Messrs. MacDonald, Helfer, Wood and others. The Board of Directors does not believe that any conflicts of interest arise as a result of this policy, but it monitors the relationship on an ongoing basis.

      Michael Weiner devotes essentially his full business time to our company. His employment agreement with us requires a majority of his time, allowing him to attend to certain administrative duties of Technology Innovations, its subsidiary, Biomed, and Speech Compression Technologies, LP, an R&D partnership holding certain assets. Mr. Weiner is a member and the manager of Biomed and of Technology Innovations. Ross Kenzie, one of the Biophan directors, is on the Board of Members of each of Technology Innovations and Biomed. Biomed is in the business of identifying and acquiring technologies in the biomedical field for exploitation.

      Biomed is an investor in Nanoset, and Mr. Weiner serves on the board of Nanoset. Subsequent to the formation of Nanoset and Mr. Weiner's joining their board, Mr. Weiner learned that the nanomagnetic particle technology held by Nanoset might be applicable to the MRI safety goals of Biophan. Mr. Weiner brought this technology to our attention, and we eventually licensed the technology from Nanoset. Biomed holds a 33% interest in Nanoset. Our license agreement with Nanoset was negotiated based on arms-length negotiations. Mr. Weiner and Mr. Kenzie each abstained from voting on whether to approve the license agreement.

      Biomed is also a 25% investor in Myotech, LLC. Messrs. Weiner, MacDonald and Helfer serve on the board of managers of Myotech. Myotech is developing a biomedical device that does not compete with those being developed by us.

      Biomed has agreed that all intellectual property developed by the employees of Biomed that is in the area of MRI Safe and/or Image Compatible Technology (MRI Technology) and HIV Antisense will be assigned to us. Per this agreement, MRI Technology means the technology necessary to enable medical devices to be resistant to radio frequency and static and gradient electromagnetic fields produced by MRI machines. HIV Antisense is a method of treating HIV.

      Our independent directors will make all determinations and decisions relating to the issue involving Biomed and its affiliates described above, without the vote of either Mr. Weiner or Mr. Kenzie. In addition, the Board will act to ensure that Mr. Weiner and Mr. Kenzie discharge their obligations to us in accordance with their fiduciary duties to us.

LIMITATION ON LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

      Under Nevada Revised Statutes Section 78.138, a director or officer is generally not individually liable to the corporation or its shareholders for any damages as a result of any act or failure to act in his capacity as a director or officer, unless it is proven that:

      o his act or failure to act constituted a breach of his fiduciary duties as a director or officer; and

      o his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

      This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. As a consequence of this provision, stockholders of Biophan will be unable to recover monetary damages against directors or officers for action taken by them that may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's or officer's fiduciary duty and does not eliminate or limit the right of Biophan or any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty.

      As permitted by Nevada law, Biophan's By-Laws include a provision which provides for indemnification of a director or officer by us against expenses, judgments, fines and amounts paid in settlement of claims against the director or officer arising from the fact that he was an officer or director, provided that the director or officer acted in good faith and in a manner he or she believed to be in or not opposed to our best interests. Biophan has purchased insurance under a policy that insures both Biophan and its officers and directors against exposure and liability normally insured against under such policies, including exposure on the indemnities described above. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

SCIENTIFIC ADVISORY BOARD

      From time to time, we call upon the advice of members of our Scientific Advisory Board who currently serve without fixed cash compensation but are each entitled to receive 8,333 options upon completion of each year of membership. The members of our Board are:

      BRADFORD C. BERK, M.D., PH.D. - Since 1998, Dr. Berk has been Director, Center of Cardiovascular Research; Paul N. Yu Professor and Chief of Cardiology; Charles A. Dewey Professor and Chairman of Medicine, University of Rochester Medical Center. Dr. Berk has clinical expertise in adult cardiology and scientific expertise in cardiovascular medicine, particularly vascular biology.

      HERBERT A. HAUPTMAN, PH.D. - In 1970, Dr. Hauptman joined the crystallographic group of the Hauptman-Woodward Medical Research Institute (formerly the Medical Foundation of Buffalo) of which he became Research Director in 1972. He currently serves as President of the Hauptman-Woodward Medical Research Institute as well as Research Professor in the Department of Biophysical Sciences and Adjunct Professor in the Department of Computer Science at the University of Buffalo. He was awarded the 1985 Nobel Prize in Chemistry and was elected to the National Academy of Sciences in 1988.

      KEVIN PARKER, M.S., PH.D. - Dean Parker is a Professor of Electrical and Computer Engineering, Radiology, and Bioengineering at the University of Rochester. In 1998, Dr. Parker was named Dean of the School of Engineering and Applied Sciences.

      HENRY M. SPOTNITZ, M.D. - Since 1994, Dr. Spotnitz has been Vice-Chairman, Research and Information Systems Department of Surgery at Columbia Presbyterian Medical Center.

      JIANHUI ZHONG, PH.D. - Professor Zhong joined the University of Rochester in 1997 and is currently an Associate Professor of Radiology, Physics, and Biomedical Engineering, and Director of the MRI Research Group at the University Medical Center.

SPECIAL CONSULTANT TO THE SCIENTIFIC ADVISORY BOARD

      RAY KURZWEIL, B.S. - Founder, Chairman, and CEO of Kurzweil Technologies, Inc., a technology development company, since 1995. President Clinton awarded Mr. Kurzweil the National Medal of Technology in 1999, for his invention of the Kurzweil Reading Machine for the Blind. Mr. Kurzweil was inducted into the National Inventor's Hall of Fame in 2002, and received the Lemelson-MIT Prize in 2001. Mr. Kurzweil also developed Kurzweil Voice Recognition System, and Kurzweil Music Synthesizer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on representations from certain reporting persons, we believe that, with respect to the year ended February 29, 2004, all filings applicable to our executive officers, directors and ten percent stockholders required by Section 16(a) have been made.

ITEM 10. EXECUTIVE COMPENSATION

      The following table summarizes the annual compensation paid to our named executive officers during the three years ended February 29, 2004:

                                                            Securities
                                                            Underlying
       Name and Principal Position     Year     Salary     options/SARs
       ---------------------------   -------   --------    ------------
      Michael L. Weiner, CEO         2/29/04   $175,000      300,000
      Michael L. Weiner, CEO         2/28/03   $175,000      250,000
      Michael L. Weiner, CEO         2/28/02   $150,600           --
      Robert J. Wood, CFO            2/29/04   $129,000      125,000
      Robert J. Wood, CFO            2/28/03   $109,461       50,000
      Stuart G. MacDonald,
      Vice-President-Research        2/29/04   $153,846      200,000
      Stuart G. MacDonald,
      Vice-President-Research        2/28/03   $116,057      100,000
      Jeffrey L. Helfer,
      Vice-President-Engineering     2/29/04   $153,846      200,000
      Jeffrey L. Helfer,
      Vice-President-Engineering     2/28/03   $113,461      100,000

      Columnar information required by Item 402(a)(2) of Regulation SB has been omitted for categories where there has been no compensation awarded to, earned by, or paid to, the named executive officers required to be reported in the table during fiscal years 2002 through 2004.

STOCK OPTIONS

      On June 22, 2001, the Board of Directors adopted the Biophan Technologies, Inc. 2001 Stock Option Plan. The Option Plan was amended on August 20, 2003. The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of options for 7,000,000 shares. The Compensation Committee determines the individual employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto. Non-employee directors participate pursuant to the formula set forth in the Option Plan. Each director receives an initial grant of options to purchase 20,000 shares, vesting on the first anniversary of the grant, and additional grants of options to purchase 20,000 shares on each succeeding anniversary of such director's election. On October 31, 2003, the board of directors made a special, one-time grant of options to purchase 60,000 shares to each non-employee director. As of February 29, 2004, we had granted options to purchase 6,869,993 shares of common stock under the option plan and 3,869,993 were outstanding.

      The following table summarizes information concerning stock options granted to the named executive officers during the last completed fiscal year ended February 29, 2004:

                                        Percent of
                         Number of        total
                         securities    options/SARs  Exercise
                         underlying     granted to    or base
                        options/SARs   employees in    price      Expiration
         Name           granted (#)    fiscal year    ($/Sh)         date
---------------------   ------------  -------------- ---------  -------------
Michael L. Weiner         300,000             31.58%    $.18      10/31/13
Robert J. Wood            125,000             13.16%    $.18      10/31/13
Stuart G. MacDonald       200,000             21.05%    $.18      10/31/13
Jeffrey L. Helfer         200,000             21.05%    $.18      10/31/13

         No named executive officer exercised options in the fiscal year ended February 29, 2004. The following table presents the number and values of exercisable and unexercisable options as of February 29, 2004:

                                              Number of
                                              securities          Value of
                                              underlying        unexercised
                                              unexercised       in-the-money
                       Shares              options/ SARs at    options/SARs at
                      acquired                 FY-end (#)        FY-end ($)
                         on       Value      Exercisable/       Exercisable/
        Name          exercise  realized    Unexercisable      Unexercisable
-------------------- --------- ---------- ------------------  ------------------
Michael L. Weiner       None       --       401,667/308,333   $384,750/$296,750
Robert J. Wood          None       --       124,583/150,417   $100,787/$137,963
Stuart G. MacDonald     None       --       176,667/223,333   $146,100/$208,900
Jeffrey L. Helfer       None       --       156,667/243,333   $131,900/$223,100

EMPLOYMENT AGREEMENTS

      Each of Michael L. Weiner, President and Chief Executive Officer; Stuart
G. MacDonald, Vice President of Research and Development; Robert J. Wood, Treasurer and Chief Financial Officer; and Jeffrey L. Helfer, Vice President of Engineering has entered into employment agreements with Biophan.

      Mr. Weiner's employment agreement has an initial term of three years with subsequent one-year renewal periods. His employment agreement may be terminated by us for cause or upon his death or disability. In the event of the disability of Mr. Weiner, termination of his employment agreement by us following a change in control or termination of his employment agreement by him for good reason, Mr. Weiner is entitled to receive (i) the unpaid amount of his base salary earned through the date of termination; (ii) any bonus compensation earned but not yet paid; and (iii) a severance payment equal to one (1) year of his then current salary. In addition, Mr. Weiner will be immediately vested in any options, warrants, retirement plan or agreements then in effect. Good Reason means (i) a material change of Mr. Weiner's duties, (ii) a material breach by us under the employment agreement, or (iii) a termination of Mr. Weiner's employment in connection with a change in control.

      As used in Mr. Weiner's employment agreement, "change in control" means
(1) our merger or consolidation with another entity where the members of our Board do not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation immediately prior to the merger or consolidation, or
(2) the sale or other disposition of all or substantially all of our assets.

      In the event of termination for cause, all of Mr. Weiner's unexercised warrants and options, whether or not vested, will be canceled, and Mr. Weiner will not be eligible for severance payments. In the event of voluntary termination, all of Mr. Weiner's unvested warrants and options will be canceled and he will have three (3) months from the date of termination to exercise his rights with respect to the unexercised but vested options. He will not be eligible for severance payments.

      The employment agreements for each of Messrs. MacDonald, Wood and Helfer are terminable by either us or the employee upon 30 days' notice or by us for cause (as defined in their employment agreements) or upon the death or disability of the employee. However, each of them is entitled to receive severance equal to six months' base salary, payable in six equal consecutive monthly installments in the event that the employee is terminated by us within ninety (90) days following a change in control. In addition, under such circumstances each of them will be immediately vested in any options, warrants, retirement plan or agreements then in effect.

      For purposes of the employment agreements for Messrs. MacDonald, Wood and Helfer, "change in control" means (1) on the date of the merger or consolidation of Biophan with another entity where the members of the Board of Directors, immediately prior to the merger or consolidation, would not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation; (2) on the date Michael L. Weiner is terminated as CEO of the Company; or (3) on the date of the sale or other disposition of all or substantially all of the assets of Biophan.

      In the event of termination for cause, all unexercised warrants and options held by the applicable employee, whether or not vested, will be canceled and the employee will not be eligible for severance payments. In the event of voluntary termination, all unvested warrants and options will be canceled and the employee will have three (3) months from the date of termination to exercise his rights with respect to the unexercised but vested options.

COMPENSATION OF THE BOARD OF DIRECTORS

      Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, are paid an annual cash fee of $3,500 and a per-meeting fee of $1,000. Dr. Jaensch receives an additional $1,000 per month for serving as Chairman of the Board. In addition, non-employee directors receive options under our Stock Option Plan. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings. Steven Katz receives an additional $3,000 per year for serving as Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. We maintain directors and officers liability insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The table below lists the beneficial ownership of our common stock, as of February 29, 2004, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and officers and by all of our directors and officers as a group.

Name and Address of              Number of Shares
Beneficial Owner                Beneficially Owned    Percent of Class(2)
                                     (1)(2)
----------------------------   -------------------   --------------------

+Guenter H. Jaensch (3)             801,667                 1.21%
964 Allamanda Drive
Delray Beach, FL 33483

+Michael L. Weiner (4)            7,058,029                10.44%
693 Summit Drive
Webster, NY 14580

Name and Address of              Number of Shares
Beneficial Owner                Beneficially Owned    Percent of Class(2)
                                     (1)(2)
----------------------------   -------------------   --------------------
Wilson Greatbatch (5)               4,944,461               7.46%
5935 Davison Road
Akron, NY 14001

+Robert S. Bramson (6)                 65,000                 *
1100 East Hector Street
Suite 410
Consohocken, PA 19428

+Ross B. Kenzie (7)                    65,000                 *
Cyclorama Bldg. Suite 100
369 Franklin Street
Buffalo, NY 14202

+Steven Katz (8)                      120,000                 *
20 Rebel Run Drive
East Brunswick, NJ 08816

Robert J. Wood (9)                    214,583                 *
12 Peachtree Lane
Pittsford, NY 14534

Stuart G. MacDonald (10)              266,667                 *
4663 East Lake Road
Pultneyville, NY 14538

Jeffrey H. Helfer (11)                306,667                 *
1153 Hidden Valley Trail
Webster, NY 14580

David A. Miller                       100,500                 *
4004 Sunnyside Road
Sandpoint, ID 83864

Technology Innovations,             5,656,501               8.43%
LLC(12)
150 Lucius Gordon Drive
Suite 215
West Henrietta, NY  14586

Biomed Solutions, LLC(13)           5,355,857               7.98%
150 Lucius Gordon Drive
Suite 215
West Henrietta, NY  14586

All Officers and Directors as       8,998,113              13.05%
a group (9 persons)

----------
*  Denotes less than one percent.
+  Denotes Member of the Board of Directors.

(1) Except as may be set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) Applicable percentage of ownership is based on 65,945,011 shares outstanding as of February 29,2004, together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares subject to options or warrants currently exercisable or exercisable within 60 days after February 29, 2004 are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

(3) Includes 501,667 shares issuable upon exercise of options and warrants granted to Dr. Jaensch.

(4) Michael L. Weiner is a member and the manager of Technology Innovations, LLC, which is the majority owner of Biomed Solutions, LLC. Mr. Weiner is also the Manager of Biomed. Mr. Weiner's calculation includes 4,175,857 shares owned beneficially and of record by Biomed and 300,644 shares owned beneficially and of record by Technology Innovations. Includes 1,180,000 shares issuable upon exercise of warrants held by Biomed and 491,667 shares issuable upon exercise of options held by Mr. Weiner.

(5) Includes 4,459,468 shares owned of record and beneficially by Greatbatch Gen-Aid, Ltd., an entity owned by Wilson Greatbatch, and 109,993 shares owned by E. & W.G. Foundation, a private foundation of which Mr. Greatbatch is co-trustee. Also includes 225,000 shares issuable upon exercise of options held by Mr. Greatbatch and 150,000 shares issuable upon exercise of warrants held by Mr. Greatbatch.

(6)   Includes 65,000 shares issuable upon exercise of options held by Mr.
      Bramson.

(7) Includes 65,000 shares issuable upon exercise of options held by Mr. Kenzie. Does not include shares owned beneficially or of record by Biomed or by Technology Innovations. Mr. Kenzie is the Manager and an equity member of Biophan Ventures, LLC, which is the 43% equity member in Biomed; he is also the Manager of Patent Ventures LLC, which is the Class A Member of Technology Innovations. Mr. Kenzie and Mr. Weiner comprise the Board of Members of Biomed; Mr. Kenzie serves on the Board of Members of Technology Innovations.

(8)   Includes 120,000 shares issuable upon exercise of options held by Mr.
      Katz.

(9) Includes 154,583 shares issuable upon exercise of options and warrants held by Mr. Wood.

(10) Includes 206,667 shares issuable upon exercise of options and warrants held by Mr. MacDonald.

(11) Includes 206,667 shares issuable upon exercise of options and warrants held by Mr. Helfer.

(12) Includes 4,175,857 shares owned beneficially and of record by Biomed and 1,180,000 shares issuable upon exercise of warrants held by Biomed. Technology Innovations, LLC is the majority owner of Biomed Solutions, LLC.

(13) Includes 1,180,000 shares issuable upon exercise of warrants held by Biomed.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      (1) Michael L. Weiner, President and Chief Executive Officer of Biophan, is the Manager and a 42.7% equity member of Technology Innovations, LLC., a 57% equity member of Biomed Solutions, LLC (formerly Biophan, LLC). Mr. Weiner is also the Manager of Biomed. He and Ross Kenzie make up the Board of Members of Biomed. Biomed is the record owner of 662,857 shares of common stock of Biophan; Technology Innovations is the record owner of 300,644 shares of common stock of Biophan. As Manager of Technology Innovations and Biomed, Mr. Weiner has control over these entities. Mr. Weiner is also on the board of Nanoset, LLC, an entity owned in part by Biomed Solutions, and with which we have entered into a technology license agreement.

      (2) On December 1, 2000, Biomed received 10,759,101 shares of Biophan's common stock in exchange for its shares of LTR Antisense Technology, Inc. Most of those shares have been distributed to the members of Biomed and their members.

      (3) On December 1, 2000, Biomed transferred its MRI-compatible pacemaker patent pending and related technology to Biophan for a future payment of $500,000. This obligation bears interest at 8% per annum from February 28, 2002, and has been extended several times, to June 1, 2004. After June 1, 2004, principal and interest are payable in 12 equal monthly installments. Since November 30, 2002, this entire obligation has been convertible into common shares of Biophan at a conversion price equal to the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. On February 10, 2004, Biomed transferred $300,000 of this obligation to SBI Brightline Consulting, LLC and converted the remaining balance of $200,000 into shares of our common stock common. On the same date, SBI converted the $300,000 obligation transferred to it into shares of our common stock.

      (4) On June 4, 2002, we executed a line of credit agreement with Biomed providing for borrowings up to $250,000. On August 19, 2002, the line was increased by $100,000 and the expiration date thereof for that portion of the line was set at August 19, 2003. The payment date of amounts borrowed under the original line was extended to December 1, 2002. On November 7, 2002, the maturity date of the line was extended until such time as the financing contemplated by the Spectrum stock purchase agreement commenced. It was later extended to June 1, 2004. On February 10, 2004, all outstanding balances under the line of credit were converted to common stock in accordance with the terms of the credit agreement.

      (5) Biomed holds warrants to purchase a total of 1,180,000 shares of our common stock. On March 1, 2001, it received warrants to purchase 200,000 shares at an exercise price of $1.00 in consideration of management effort and expense incurred on our behalf. On June 4, 2002, it received warrants to purchase 100,000 shares at an exercise price of $1.00 in consideration of the extension of the due date for the Transfer Agreement payment, and warrants to purchase 75,000 shares at an exercise price of $1.00 in consideration of the grant of the line of credit. (Wilson Greatbatch also received 150,000 warrants in consideration of the extension of the due date of the Transfer Agreement payment). On August 19, 2002, Biomed received warrants to purchase 30,000 shares in consideration of the increase in the line of credit commitment, and warrants to purchase 275,000 shares for additional extensions of the payment terms of the Transfer Agreement payment. On that date, the exercise price for all 680,000 warrants then held by Biomed was set at the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. On November 7, 2002, Biomed was granted warrants to purchase an additional 500,000 shares at an exercise price of $.50 per share in consideration of another extension of the Transfer Agreement payment. Each extension of the Transfer Agreement payment enabled us to retain the MRI-compatible technology that we acquired under the Transfer Agreement. In connection with each issuance of warrants to Biomed, our board of directors determined, without the vote of Mr. Weiner or Mr. Kenzie, that the consideration received by us was fair and adequate consideration for the warrants issued.

      (6) During the year ended February 29, 2004, the Company charged Biomed for services of certain Company personnel and charged both Biomed and Technology Innovations for expenses allocable to and paid on their behalf. The total of these charges was $120,081. During the year ended February 28, 2003, Biomed and Technology Innovations paid expenses on our behalf aggregating $128,411. These advances did not bear interest and were subsequently repaid.

      (7) On January 1, 2001, Wilson Greatbatch was granted 250,000 options at an exercise price of $.50 for his consulting services to us and 8,333 options at an exercise price of $.50 as former Chairman of the Scientific Advisory Board. As a consultant Mr. Greatbatch assisted us in the development of our photonic pacemaker by providing design and engineering services. The board of directors determined that the value of the consulting services was fair and adequate consideration for the options issued. We recorded compensation expense of $9,200 with respect to those options. Through his ownership of Greatbatch Gen-Aid, Ltd. and his co-trusteeship of a private foundation, E.& W.G. Foundation, he is the beneficial owner of 4,919,509 common shares of our common stock. He also received consideration from Biomed in connection with transfer of the MRI-compatible pacemaker technology to Biophan. On June 4, 2002, he received warrants to purchase 150,000 shares of our common stock with an exercise price of $1.00 in consideration of the extension of the payment due under the Transfer Agreement. Greatbatch Gen-Aid holds a 3.5% membership interest (11 Units) in Technology Innovations.

      On February 28, 2001, we entered into a research and development agreement with Greatbatch Enterprises Corporation. Mr. Greatbatch is the CEO and majority stockholder of Greatbatch Enterprises. Under the agreement, Greatbatch Enterprises undertook certain technology development and testing, for which we paid Greatbatch Enterprises an aggregate of $297,000. The agreement terminated in December 2002 with the completion of animal testing by Greatbatch Enterprises.

      (8) On March 1, 2002, Dr. Guenter H. Jaensch was granted options to purchase 250,000 shares at an exercise price of $.10 per share and on July 16, 2002 was granted additional options to purchase 100,000 shares at an exercise price of $.43 per share, in each case for consulting services he provided to us. As a consultant, Dr. Jaensch assisted us in developing our strategic plan, attended trade shows, and arranged and met with potential customers and strategic partners. The Board of Directors determined that the value of the consulting services was fair and adequate consideration for the options issued. We valued the options at $36,900 and $592,500, respectively.

      (9) All transactions discussed above are considered by the Board of Directors to have been consummated on terms approximately equivalent to those that might have prevailed in arms-length transactions with unaffiliated parties under similar circumstances.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index

     No.
     ----

      2.1    Articles of Merger                     Incorporated by reference
                                                    to Exhibit 3.2 to Biophan's
                                                    Form 10-KSB for the year
                                                    ended February 29, 2000
                                                    (the "2000 10-KSB")
      2.2    Articles of Dissolution                Incorporated by reference
                                                    to Exhibit 3.3 to the 2000
                                                    10-KSB
      2.3    Exchange Agreement, dated as of        Incorporated by reference
             December 1, 2000, by and among         to Exhibit 2.3 to Biophan's
             Biophan, Biomed Solutions, LLC         Registration Statement on
             (formerly Biophan, LLC), and LTR       Form SB-2 (File No.
             Antisense Technology, Inc.             333-102526) (the "Prior
                                                    Registration")
      3.1    Articles of Incorporation (Nevada)     Incorporated by reference
                                                    to Exhibit 3.1 to the 2000
                                                    10-KSB
      3.2    Bylaws (Nevada)                        Incorporated by reference
                                                    to Exhibit 3.2 to Biophan's
                                                    Form 10-SB filed on May 13,
                                                    1999.
      3.3    Amendment to the Articles of           Incorporated by reference
             Incorporation                          to Exhibit 3.1(i) to
                                                    Biophan's Form 8-K, filed
                                                    December 15, 2000.
      3.4    Amendment to Exchange Agreement        Incorporated by reference
                                                    to Exhibit 2 to Biophan's
                                                    Form 10-KSB for the year
                                                    ended February 28, 2001 and
                                                    filed as an exhibit to Form
                                                    SB-2a on May 1, 2003.
      3.5    Certificate of Amendment to            Incorporated by reference
             Articles of Incorporation              to Exhibit 3.1(i) to
                                                    Biophan's Form 8-K on
                                                    August 27, 2001.
      4.1    Stock Purchase Warrant between         Incorporated by reference
             Biophan and Biomed Solutions, LLC      to Exhibit 4.1 to
             (formerly Biophan, LLC) dated June     Biophan's Form 10-QSB for
             4, 2002                                the period ended May 31,
                                                    2002.
      4.2    Stock Purchase Warrant between         Incorporated by reference
             Biophan and Bonanza Capital            to Exhibit 4.2 to
             Masterfund Ltd.                        Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.

      4.3    Restated Stock Purchase Warrant        Incorporated by reference
             between Biophan and Biomed             to Exhibit 4.3 to
             Solutions, LLC, dated January 8,       Biophan's Form 10-QSB for
             2003                                   the period ended November
                                                    30, 2002.
      4.4    Stock Purchase Warrant between         Incorporated by reference
             Biophan and Biomed Solutions, LLC      to Exhibit 4.4 to
             dated November 11, 2002                Biophan's Form 10-QSB for
                                                    the period ended November
                                                    30, 2002.

      4.5    Form of Stock Purchase Warrant         Incorporated by reference
             issued to principals of Carolina       to Exhibit 4.5 to
             Financial Services, for a total of     Biophan's Form 10-QSB for
             121,572 shares                         the period ended November
                                                    30, 2002.

      4.6    Form of Stock Purchase Warrant to      Incorporated by reference
             be issued to Carolina Financial        to Exhibit 4.6 to
             services in connection with the        Biophan's Form 10-QSB for
             Stock Purchase Agreement with          the period ended November
             Spectrum Advisors, Ltd                 30, 2002.

      4.7    Form of Stock Purchase Warrant         Incorporated by reference
             issued to investors in private         to Exhibit 4.7 to
             placement of securities, for a         Biophan's Form 10-QSB for
             total of 2,770,550 shares              the period ended November
                                                    30, 2002.

      4.8    Stock Purchase Warrant issued to       Incorporated by reference
             SBI USA, LLC                           to Exhibit 4.8 to
                                                    Biophan's Form 10-QSB for
                                                    the period ended November
                                                    30, 2002.
      4.9    Registration Rights Agreement          Incorporated by reference
             dated February 10, 2004 by and         to Exhibit 4.9 to
             among Biophan Technologies, Inc.,      Biophan's Registration
             Biomed Solutions, LLC and SBI          Statement on Form SB-2
             Brightline Consulting, LLC             (File No.333-112678) (the
                                                    "2004 Registration").

     10.1    Assignment, dated as of December       Incorporated by reference
             1, 2000, by and between Biophan        to Exhibit 10.1 to
             and Biomed Solutions, LLC              Biophan's Form 8-K, filed
             (formerly Biophan, LLC), a New         December 15, 2000.
             York limited liability company
     10.2    Security Agreement, dated as of        Incorporated by reference
             December 1, 2000, by and between       to Exhibit 10.2 to
             Biophan and Biomed Solutions, LLC      Biophan's Form 8-K, filed
             (formerly Biophan, LLC), a New         December 15, 2000.
             York limited liability company
     10.3    Transfer Agreement                     Incorporated by reference
                                                    to Exhibit 99.1 to
                                                    Biophan's Form 10-KSB for
                                                    the year ended February
                                                    28, 2001.
     10.4    Amendment to Transfer Agreement        Incorporated by reference
                                                    to Exhibit 99.2 to
                                                    Biophan's Form 10-KSB for
                                                    the year ended February
                                                    28, 2001.
     10.5    Line of Credit Agreement between       Incorporated by reference
             Biophan and Biomed Solutions, LLC      to Exhibit 10.1 to
             dated June 4, 2002                     Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.
     10.6    Convertible Promissory Note            Incorporated by reference
             between Biophan and Biomed             to Exhibit 10.2 to
             Solutions, LLC dated June 4, 2002      Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.
     10.7    Loan Agreement between Biophan and     Incorporated by reference
             H. Deworth Williams dated June 18,     to Exhibit 10.3 to
             2002                                   Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.

     10.8    Stock Purchase Agreement between       Incorporated by reference
             Biophan and Bonanza Capital            to Exhibit 10.4 to
             Masterfund LTD                         Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.
     10.9    Escrow Agreement between Biophan,      Incorporated by reference
             Bonanza Capital Masterfund LTD and     to Exhibit 10.5 to
             Boylan, Brown, Code, Vigdor &          Biophan's Form 10-QSB for
             Wilson LLP                             the period ended May 31,
                                                    2002.
     10.10   Registration Rights Agreement          Incorporated by reference
             between Biophan and Bonanza            to Exhibit 10.6 to
             Capital Masterfund LTD                 Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.
     10.11   Executive Employment Agreement         Incorporated by reference
             between Biophan and Michael L.         to Exhibit 10.7 to
             Weiner dated December 1, 2000          Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.
     10.12   Executive Employment Agreement         Incorporated by reference
             between Biophan and Jeffrey L.         to Exhibit 10.8 to
             Helfer dated June 6, 2002              Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.
     10.13   Executive Employment Agreement         Incorporated by reference
             between Biophan and Stuart G.          to Exhibit 10.9 to
             MacDonald dated June 6, 2002           Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.
     10.14   Executive Employment Agreement         Incorporated by reference
             between Biophan and Robert J. Wood     to Exhibit 10.10 to
             dated June 6, 2002                     Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.
     10.15   Financial Accommodations Agreement     Incorporated by reference
             between Biophan and Bellador           to Exhibit 10.11 to
             (Labuan) Ltd dated July 1, 2002        Biophan's Form 10-QSB for
                                                    the period ended May 31,
                                                    2002.
     10.16   Stock Purchase Agreement between       Incorporated by reference
             Biophan and Spectrum Advisors, Ltd.    to Exhibit 10.16 to
                                                    Biophan's Form 10-QSB for
                                                    the period ended November
                                                    30, 2002.
     10.17   Escrow Agreement between Biophan,      Incorporated by reference
             Spectrum Advisors, Ltd. and            to Exhibit 10.17 to
             Boylan, Brown, Code, Vigdor &          Biophan's Form 10-QSB for
             Wilson LLP.                            the period ended November
                                                    30, 2002.
     10.18   Registration Rights Agreement          Incorporated by reference
             between Biophan and Spectrum           to Exhibit 10.18 to
             Advisors, Ltd.                         Biophan's Form 10-QSB for
                                                    the period ended November
                                                    30, 2002.
     10.19   Lease Agreement between Biophan        Incorporated by reference
             and High Technology of Rochester,      to Exhibit 10.19 to
             Inc.                                   Biophan's Form SB-2a on
                                                    March 14, 2003.
     10.20   Strategic Partnership Agreement        Incorporated by reference
             between Biophan and UB Business        to Exhibit 10.20 to
             Alliance dated December 10, 2001       Biophan's Form SB-2a on
                                                    March 14, 2003.
     10.21 License Agreement between Biophan, Filed as Exhibit 10.50 to Xingwu Wang and Nanoset, LLC dated Biophan's Form SB-2 filed
             January 15, 2004                       on October 9, 2003.
     10.22   Patent License Agreement between       Incorporated by reference
             Biophan and Deborah D. L. Chung        to Exhibit 10.22 to
             dated April 5, 2002                    Biophan's Form SB-2a on
                                                    March 14, 2003.
     10.23   License Agreement between Biophan      Incorporated by reference
             and Johns Hopkins University           to Exhibit 10.23 to
                                                    Biophan's Form SB-2a on
                                                    March 14, 2003.
     10.24   Advisory Agreement between Biophan     Incorporated by reference
             and SBI USA, LLC dated December        to Exhibit 10.24 to
             18, 2002                               Biophan's Form SB-2a on
                                                    March 14, 2003.

     10.25   Development Agreement between          Incorporated by reference
             Biophan and Alfred University          to Exhibit 10.25 to
             dated February 21, 2002                Biophan's Form SB-2a on
                                                    March 14, 2003.
     10.26   Development Agreement between          Incorporated by reference
             Biophan and Alfred University          to Exhibit 10.26 to
             dated January 24, 2003                 Biophan's Form SB-2a on
                                                    March 14, 2003.
     10.27   First Amendment to Restated Stock      Incorporated by reference
             Purchase Agreement between Biophan     to Exhibit 10.27 to
             and Spectrum Advisors, Ltd.            Biophan's Form SB-2a on
                                                    March 14, 2003.
     10.28   Development Agreement between          Incorporated by reference
             Biophan and Greatbatch                 to Exhibit 10.28 to
             Enterprises, Inc., dated February      Biophan's Form SB-2a on
             28, 2001                               May 1, 2003.
     10.29   Assignment of Patent No:               Incorporated by reference
             60,269,817, by and between Biophan     to Exhibit 10.29 to
             and Michael L. Weiner, Wilson          Biophan's Form SB-2a on
             Greatbatch, Patrick R. Connelly,       May 1, 2003.
             and Stuart G. MacDonald
     10.30   Assignment of Patent No:               Incorporated by reference
             10,077,988, by and between Biophan     to Exhibit 10.30 to
             and Patrick R. Connelly, Michael       Biophan's Form SB-2a on
             L. Weiner, Stuart G. MacDonald,        May 1, 2003.
             Thomas H. Foster, Wilson
             Greatbatch, and Victor Miller
     10.31   Assignment of Patent No:               Incorporated by reference
             10,077,836, by and between Biophan     to Exhibit 10.31 to
             and Michael L. Weiner, Stuart G.       Biophan's Form SB-2a on
             MacDonald, and Patrick R. Connelly     May 1, 2003.
     10.32   Assignment of Patent No:               Incorporated by reference
             10,077,823, by and between Biophan     to Exhibit 10.32 to
             and Patrick R. Connelly, Michael       Biophan's Form SB-2a on
             L. Weiner, Jeffrey L. Helfer ,         May 1, 2003.
             Stuart G. MacDonald, and Victor
             Miller
     10.33   Assignment of Patent No:               Incorporated by reference
             10,077,978, by and between Biophan     to Exhibit 10.33 to
             and Michael L. Weiner, Jeffrey L.      Biophan's Form SB-2a on
             Helfer, Stuart G. MacDonald,           May 1, 2003.
             Patrick R. Connelly, and Victor
             Miller
     10.34   Assignment of Patent No:               Incorporated by reference
             10,078,062, by and between Biophan     to Exhibit 10.34 to
             and Michael L. Weiner, Patrick R.      Biophan's Form SB-2a on
             Connelly, Stuart G. MacDonald,         May 1, 2003.
             Jeffrey L. Helfer, Victor Miller
     10.35   Assignment of Patent No:               Incorporated by reference
             10,077,932, by and between Biophan     to Exhibit 10.35 to
             and Michael L. Weiner, Jeffrey L.      Biophan's Form SB-2a on
             Helfer,  Patrick R. Connelly,          May 1, 2003.
             Stuart G. MacDonald, and Victor
             Miller
     10.36   Assignment of Patent No:               Incorporated by reference
             10,077,887, by and between Biophan     to Exhibit 10.36 to
             and Michael L. Weiner, Jeffrey L.      Biophan's Form SB-2a on
             Helfer,  Patrick R. Connelly,          May 1, 2003.
             Stuart G. MacDonald, and Victor
             Miller
     10.37   Assignment of Patent No:               Incorporated by reference
             10,077,883, by and between Biophan     to Exhibit 10.37 to
             and Michael L. Weiner, Jeffrey L.      Biophan's Form SB-2a on
             Helfer,  Patrick R. Connelly,          May 1, 2003.
             Stuart G. MacDonald, and Victor
             Miller
     10.38   Assignment of Patent No:               Incorporated by reference
             10,077,958, by and between Biophan     to Exhibit 10.38 to
             and Michael L. Weiner, Jeffrey L.      Biophan's Form SB-2a on
             Helfer,  Patrick R. Connelly,          May 1, 2003.
             Stuart G. MacDonald, and Victor
             Miller

     10.39   Assignment of Patent No:               Incorporated by reference
             10,077,888, by and between Biophan     to Exhibit 10.39 to
             and Patrick R. Connelly, Stuart G.     Biophan's Form SB-2a on
             MacDonald, and Michael L. Weiner       May 1, 2003.
     10.40   Assignment of Patent No:               Incorporated by reference
             60,357,935, by and between Biophan     to Exhibit 10.40 to
             and Jeffrey L. Helfer, Robert W.       Biophan's Form SB-2a on
             Gray, and Michael L. Weiner            May 1, 2003.
     10.41   Assignment of Patent No:               Incorporated by reference
             10,132,457, by and between Biophan     to Exhibit 10.41 to
             and Stuart G. MacDonald, Jeffrey       Biophan's Form SB-2a on
             L. Helfer, and Michael L. Weiner       May 1, 2003.
     10.42   Assignment of Patent No:               Incorporated by reference
             09,864,944, by and between Biophan     to Exhibit 10.42 to
             and Wilson Greatbatch, Patrick R.      Biophan's Form SB-2a on
             Connelly and Michael L. Weiner         May 1, 2003.
     10.43   Assignment of Patent No:               Incorporated by reference
             09,865,049, by and between Biophan     to Exhibit 10.43 to
             and Victor Miller, Wilson              Biophan's to Form SB-2a on
             Greatbatch, Patrick R. Connelly        May 1, 2003.
             and Michael L. Weiner
     10.44   Assignment of Patent No:               Incorporated by reference
             09,885,867, by and between Biophan     to Exhibit 10.44 to
             and Wilson Greatbatch, Patrick R.      Biophan's Form SB-2a on
             Connelly and Michael L. Weiner         May 1, 2003.
     10.45   Assignment of Patent No:               Incorporated by reference
             09,885,868, by and between Biophan     to Exhibit 10.45 to
             and Victor Miller, Wilson              Biophan's Form SB-2a on
             Greatbatch, Patrick R. Connelly        May 1, 2003.
             and Michael L. Weiner
     10.46   Assignment of Patent No:               Incorporated by reference
             10,283,530, by and between Biophan     to Exhibit 10.46 to
             and Wilson Greatbatch and Michael      Biophan's Form SB-2a on
             L. Weiner                              May 1, 2003.
     10.47   Assignment of Patent No:               Incorporated by reference
             10,369,429, by and between Biophan     to Exhibit 10.47 to
             and Jeffrey L. Helfer, Robert W.       Biophan's Form SB-2a on
             Gray, and Michael L. Weiner            May 1, 2003.
     10.48   Assignment of Patent No:               Incorporated by reference
             10,162,318, by and between Biophan     to Exhibit 10.48 to
             and Biomed Solutions, LLC              Biophan's Form SB-2a on
                                                    May 1, 2003.
     10.49   Strategic Partnership Agreement        Incorporated by reference
             between Biophan and UB Business        to Exhibit 10.49 to
             Alliance dated May 27, 2003.           Biophan's Form SB-2a on
                                                    July 11, 2003.
     10.50   Development Agreement between          Filed as Exhibit 10.51 to
             Biophan and Alfred University          Biophan's Form SB-2 filed
             dated July 17, 2003                    on October 9, 2003.
     10.51   Stock Purchase Agreement dated         Incorporated by reference
             October 1, 2003 between Biophan        to Exhibit 10.50 to
             and SBI Brightline Consulting, LLC.    Biophan's Registration
                                                    Statement on Form SB-2.
     10.52   Stock Purchase Agreement dated         Incorporated by reference
             February 5, 2004 between Biophan       to Exhibit 10.52 to the
             and SBI Brightline Consulting, LLC.    2004 Registration
                                                    Statement.
     10.53   2001 Stock Option Plan                 Incorporated by reference
                                                    to Exhibit 10.53 to the
                                                    2004 Registration
                                                    Statement.
     10.54   Letter Agreement dated August 19,      Incorporated by reference
             2002 between Biomed Solutions, LLC     to Exhibit 10.54 to the
             and Biophan                            2004 Registration
                                                    Statement.
     14.1    Code of Ethics for Senior              Filed herewith.
             Financial Officers

      21     Subsidiaries                           Incorporated by reference
                                                    to Exhibit 21 to Biophan's
                                                    Form 10-KSB for the year
                                                    ended February 28, 2001.
     23.1    Consent of Frank G. Shellock           Filed as an exhibit to Form
                                                    SB-2/a on March 14,2003.
     23.2    Consent of Robert Rubin M.D.           Filed as an exhibit to Form
                                                    SB-2/a on March 14,2003.
     31.1    Certification of C.E.O. pursuant       Filed herewith
             to Rule 13a-14(a)
     31.2    Certification of C.F.O. pursuant       Filed herewith
             to Rule 13a-14(a)
     32.1    Certification of C.E.O. Pursuant       Filed herewith.
             to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002
     32.2    Certification of C.F.O. Pursuant       Filed herewith.
             to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      Not applicable

Item 14. Principal Accountant Fees and Services

      (1) Audit Fees

            The aggregate fees billed by Goldstein Golub Kessler LLP, our principal accountants, for professional services rendered for the audits of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB and for services in connection with SEC registration statements during the last two fiscal years ended February 29, 2004 and February 28, 2003 was $69,386 and $41,500 respectively.

      (2) Audit-Related Fees

            The Company did not engage its principal accountants to provide assurance and related services during the last two fiscal years.

      (3) Tax Fees

            The Company did not engage its principal accountants to provide tax compliance, tax advice and tax planning services during the last two fiscal years.

      (4) All Other Fees

            The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

      (5) Pre-approval Policies and Procedures

            In accordance with its charter, the Audit Committee is required to approve all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services proscribed by law or regulation.

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

Dated: May 13, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature               Title                              Date
    ---------               -----                              -------------

\s\ Michael L. Weiner    President, CEO and Director           May 13, 2004
---------------------
Michael L. Weiner       (Principal Executive Officer)

\s\ Robert J. Wood       Vice President, Secretary, Treasurer
------------------       and CFO                               May 13, 2004
Robert J. Wood          (Principal Financial
                         and Accounting Officer)

\s\ Ross B. Kenzie       Director                              May 13, 2004
---------------------
Ross B. Kenzie

\s\ Steven Katz          Director                              May 13, 2004
---------------------
Steven Katz

\s\ Robert S. Bramson    Director                              May 13, 2004
---------------------
Robert S. Bramson