Form 10QSB
period 2004-05-31
BIOPHAN TECHNOLOGIES INC
filed 2004-07-15
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                  For the quarterly period ended: May 31, 2004

                 |_| Transition Report under Section 13 or 15(d)
                  of the Exchange Act of 1934

                   For the transition period from ____ to ____

                           Commission File No. 0-26057

                           BIOPHAN TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        82-0507874
 --------------------------------                       -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization                         Identification No.)

    150 Lucius Gordon Drive,  Suite 215
         West Henrietta, New York                                 14586
 ----------------------------------------                      ----------
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

                             |X| Yes         |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                           Outstanding as of July 13, 2004
 Common Stock, $.005 par value                         67,317,685

Transitional small Business Disclosure Format (Check One): Yes |_|   No |X|

                                      INDEX
                                                                        Page
                                                                        Number

PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements

   Report of Independent Registered Public Accounting Firm                  3

  Condensed Consolidated Balance Sheets, May 31, 2004 (Unaudited)
   and February 29, 2004                                                    4

  Condensed Consolidated Statements of Operations, Three Months Ended
   May 31, 2004 and 2003 (Unaudited), and from August 1,
     1968 (Date of Inception) through May 31, 2004 (Unaudited)              5

  Condensed Consolidated Statements of Cash Flows, Three Months Ended
   May 31, 2004 and 2003 (Unaudited) and from August 1, 1968
    (Date of Inception) through May 31, 2004 (Unaudited)                    6

  Notes to Condensed Consolidated Financial Statements                      7

ITEM 2.  Plan of Operation                                                  9

ITEM 3.  Controls and Procedures                                           14

PART II. OTHER INFORMATION                                                 14

ITEM 1.  Legal Proceedings                                                 14

ITEM 2.  Changes in Securities and Use of Proceeds                         14

ITEM 3.  Defaults Upon Senior Securities                                   14

ITEM 4.  Submission of Matters to a Vote of Security Holders               14

ITEM 5.  Other Information                                                 14

ITEM 6.  Exhibits and Reports on Form 8-K                                  15

         a. Exhibits 15 b. Reports on Form 8-K 20

         SIGNATURES                                                        20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of February 29, 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended and the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from August 1, 1968 to February 29, 2004 (not presented herein). In our report dated March 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 29, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

June 30, 2004

                           BIOPHAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 May 31, 2004       February 29,
                                                 (Unaudited)          2004
                                           -------------------------------------
                      ASSETS
Current Assets:
  Cash                                            $    169,185     $    823,900
  Investments in marketable securities               1,150,000        1,150,000
  Due from related parties                             121,679           34,222
  Prepaid expenses                                      71,812           69,185
                                           -------------------------------------
              Total Current Assets                   1,512,676        2,077,307
                                           -------------------------------------

Property and equipment, net                             64,735           61,214

Other Assets:
  Intellectual property rights                          70,000           70,000
  Security deposit                                       2,933            2,933
  Deferred equity placement costs                       41,997           19,891
  Deferred tax asset, net of valuation
   allowance of $3,233,000 and $2,926,000
    respectively                                            --               --
                                           -------------------------------------
                                                       114,930           92,824
                                           -------------------------------------
                                                  $  1,692,341     $  2,231,345
                                           =====================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses           $    245,279     $    254,058
                                           -------------------------------------
               Total Current Liabilities               245,279          254,058
                                           -------------------------------------
Stockholders' Equity:
  Common stock, $.005 par value
    Authorized, 80,000,000 shares
    Issued and outstanding,
      66,864,610 and 65,945,011
          shares respectively                          334,323          329,725
  Additional paid-in capital                        13,756,491       13,339,289
  Deficit accumulated during the
    development stage                              (12,643,752)     (11,691,727)
                                           -------------------------------------
                                                     1,447,062        1,977,287
                                           -------------------------------------
                                                  $  1,692,341     $  2,231,345
                                           =====================================

            See Notes to Condensed Consolidated Financial Statements.

                           BIOPHAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Period from
                                                                      August 1, 1968
                                              Three Months Ended  (date of inception)
                                                    May 31,                 to
                                              2004           2003      May 31, 2004
                                        ---------------------------------------------
Revenues:
  Development payments                  $         --              --    $     75,000
                                        ---------------------------------------------
Operating expenses:
  Salaries and related                       134,704         127,642       1,831,704
  Research and development                   426,215         238,103       4,102,046
  Professional fees                           65,872         106,109       2,642,963
  Write-down of intellectual property             --              --         530,000
  General and administrative                 367,895         104,736       2,130,571
                                        ---------------------------------------------
                                             994,686         576,590      11,237,284
                                        ---------------------------------------------
Operating loss                              (994,686)       (576,590)    (11,162,284)

Other income(expense):
  Interest expense                                --        (110,251)     (1,730,923)
  Interest income                                858             902          47,436
  Other income                                41,803          27,804         356,462
  Other expense                                   --              --         (65,086)
                                        ---------------------------------------------
                                              42,661         (81,545)     (1,392,111)
                                        ---------------------------------------------

Loss from continuing operations             (952,025)       (658,135)    (12,554,395)

Loss from discontinued operations                 --              --         (89,357)
                                        ---------------------------------------------
Net loss                                $   (952,025)   $   (658,135)   $(12,643,752)
                                        =============================================
  Loss per common share
    -basic and diluted                  $      (0.01)   $      (0.02)
                                        =============================
  Weighted average shares outstanding     66,419,732      37,634,693
                                        =============================

            See Notes to Condensed Consolidated Financial Statements.

                           BIOPHAN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Period from
                                                                                August 1, 1968
                                                        Three Months Ended   (date of inception)
                                                                                 May 31, to
                                                         2004         2003      May 31, 2004
                                                   --------------------------------------------
Cash flows from operating activities:
  Net loss                                         $   (952,025)     $ (658,135)   $(12,643,752)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                         5,509           5,764          69,682
     Realized and unrealized losses on
       marketable securities                                 --              --          66,948
     Accrued interest on note converted to
       common stock                                          --              --          11,998
     Amortization of interest on convertible
       notes payable                                         --          91,232       1,050,950
     Write-down of intellectual property rights              --              --         530,000
     Amortization of discount on payable to
       related party                                         --              --          75,000
     Issuance of common stock for services                   --              --         101,108
     Issuance of common stock for interest                   --              --         468,823
     Grant of stock options for services                 30,000          30,000       1,782,800
     Expenses paid by stockholder                            --              --           2,640
  Changes in operating assets and liabilities:
     Decrease in advances receivable                         --           5,632              --
     Increase in due from related
       parties                                          (87,457)         (5,037)       (121,679)
    (Increase) decrease in prepaid expenses              (2,627)         39,546         (71,812)
     Increase in security deposits                           --              --          (2,933)
     Increase (decrease) in accounts payable and
       accrued expenses                                  (8,779)        165,811         231,948
     Decrease in due to related
       parties                                               --             (95)        (43,496)
                                                   --------------------------------------------

                                                     (1,015,379)       (325,282)     (8,491,775)

Cash flows from investing activities:
  Purchases of property and equipment                    (9,030)        (18,690)       (134,417)
  Sales of marketable securities                             --         302,000       1,219,270
  Purchases of marketable securities                         --              --      (2,436,218)
                                                   --------------------------------------------

                                                         (9,030)        283,310      (1,351,365)

Cash flows from financing activities:
  Proceeds of bridge loans                                   --              --         986,500
  Loan from stockholder                                      --              --         143,570
  Line of credit borrowing from related party                --          50,000         550,950
  Line of credit payments                                    --              --         (72,500)
  Net proceeds from sales of capital stock                   --              --       7,363,849
  Proceeds from exercise of options                          --              --         427,847
  Proceeds from exercise of warrants                    391,800              --         724,644
  Deferred equity placement costs                       (22,106)        (13,324)       (112,535)
                                                   --------------------------------------------
                                                        369,964          36,676      10,012,325
                                                   --------------------------------------------
Net increase(decrease)in cash                          (654,715)         (5,296)        169,185
                                                   --------------------------------------------

Cash, beginning                                         823,900          48,935              --
                                                   --------------------------------------------

Cash, ending                                       $    169,185    $     43,639    $    169,185
                                                   ============================================
Supplemental schedule of noncash investing
    and financing activities:
    Intellectual property acquired through
      issuance of capital stock and
      assumption of related party payable          $         --    $         --    $    175,000
                                                   ============================================
    Acquisition of intellectual property           $         --    $         --    $    425,000
                                                   ============================================
    Issuance of common stock upon conversion
      of bridge loans                              $         --    $         --    $  1,142,068
                                                   ============================================
    Issuance of common stock upon conversion
         of related party loans                    $         --    $         --    $    978,450
                                                   ============================================

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2004

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of May 31, 2004 and for the three months ended May 31, 2004 and 2003 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.

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

ORGANIZATIONAL HISTORY:

The Company was incorporated under the laws of the State of Idaho on August 1, 1968. On January 12, 2000, the Company changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. The Company's stock currently trades over-the- counter under the symbol BIPH. Our corporate headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, New York 14586.

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

In connection with the exchange, the Company (i) issued an aggregate of 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR and (ii) issued an aggregate of 10,759,101 shares of common stock to a group of investors for $175,000. Also on December 1, 2000, the Company acquired intellectual property rights, including a pending patent to MRI-compatible pacemaker technology from Biomed (the "Assignment"), for future consideration of $500,000 ("MRI technology purchase liability payable"). The Assignment was consummated pursuant to, and in accordance with, an Assignment and Security Agreement, originally dated December 1, 2000 and subsequently amended, by and between the Company and Biomed.

On June 3, 2004, the Company acquired a 51% interest in TE Bio LLC ("TE Bio"), a newly formed limited liability company that acquired an exclusive license to certain technology from Biomed, to which no value has been assigned. Biomed has a 46.5% interest in TE Bio. The Company will invest $300,000 per year over three years in TE Bio and will also provide certain administrative, marketing, and research and development services. TE Bio has had no operations to date.

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

Three months ended May 31,                                 2004            2003
--------------------------------------------------------------------------------
Net loss - as reported                                $(952,025)      $(658,135)

Add: Stock-based employee compensation
 expense included in reported net loss,
 net of related tax effects                              30,000          30,000

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects                 (62,000)        (50,000)
--------------------------------------------------------------------------------
Net loss - pro forma                                  $(984,025)      $(678,135)
================================================================================
Basic and diluted loss
 per share - as reported                              $    (.01)      $    (.02)
================================================================================
Basic and diluted loss
 per share - pro forma                                $    (.01)      $    (.02)
================================================================================

PREPAID EXPENSES:

Prepaid expenses at May 31, 2004 consist of the following:

Prepaid royalties                                                        $25,000
Prepaid legal fees                                                        20,000
   Prepaid insurance                                                       8,687
Prepaid supplies                                                          18,125
                                                                         -------
                                                                         $71,812
                                                                         =======

CHANGES IN EQUITY:

During the quarter ended May 31, 2004, a total of 919,599 shares of common stock were issued upon exercise of warrants at prices ranging from $.25 to $1.00. Proceeds of $391,800 were received increasing the capital stock account by $4,598 and additional paid-in capital by $387,202. Additional paid-in capital was also increased by $30,000 of expense related to stock options granted for services.

ITEM 2. PLAN OF OPERATION

We are currently in the development stage of operations and expect to be in that mode for at least the next twelve months. Our primary mission is to develop and commercially exploit technologies for enabling cardiac pacemakers and other implantable medical devices and interventional surgical devices to be safe and compatible with MRI. We believe that we have successfully demonstrated an effective solution for making pacemakers safe for use with MRI and providing a meaningful margin of safety. Our solution addresses both the problems of device heating and induced voltages in pacemakers, the two primary problems associated with the use of MRI for patients with pacemakers. Today, approximately 3 million pacemaker recipients are denied access to MRI when needed, due to safety concerns and FDA contraindications. If manufacturers of pacemakers incorporated our solution into their products, we believe they would be safe for use with MRI.

Additionally, our work with image compatibility of devices can reduce image artifacts of pacemaker lead, so that the device can be imaged. We believe that this adds the additional patient benefit, and competitive advantage, of being then able to conduct an MRI angiogram of a pacemaker recipient under MRI. This would allow a non-invasive procedure where today an invasive procedure is required. Further, the pacemaker lead can be inserted and positioned under MRI, which today is not possible.

We are in ongoing discussions with the major pacemaker manufacturers, and one or more of these companies is currently evaluating our technologies and patents.

We recently conducted research with a major university confirming that there are serious further dangers posed to pacemaker patients by MRI imaging causing lead heating, as well as demonstrating the effectiveness of our solutions. We believe that pacemaker manufacturers, once provided with further evidence of the dangers associated with their products in the context of MRI and the effectiveness of our technology, will wish to incorporate our technology into their products to avoid potential liabilities from the sale of devices that could have been made safer. We are planning additional studies to demonstrate the potential effects of thermogenic heat damage on tissue which has the potential to interfere with proper pacing voltages at the tissue interface where the electrode tip touches the myocardium. We believe the heating occurs not at the electrode tip, but slightly away from it, where the electrical flow is impeded by tissue.

On June 3, 2004, we acquired a 51% interest in TE Bio LLC a company developing an implantable biothermal battery using body heat gradiants to power medical devices such as pacemakers, defibrillators, and drug pumps. The biothermal battery technology is based on a patented innovation in the utilization of thermoelectric materials, using nanoscale-based, thin-film materials to convert thermal energy produced naturally by the human body into electrical energy. The resulting power can be used to "trickle charge" batteries for medium-power devices such as defibrillators, or directly power low-energy devices like pacemakers. It is enabled by nanotechnology which provides the ability to put thousands and thousands of small semi-conductor nodes that convert heat to electricity in a space about the size of one or two postage stamps. We presented the technology at the NASPE Heart Rhythm Society meeting in San Francisco earlier this year and received substantial industry interest from major device manufacturers. We have recruited several consultants experienced in this technology to assist us in developing it.

Biophan committed $300,000 annually for a three-year period, and marketing and management support to TE Bio, in exchange for Biophan's 51% interest. TE Bio was founded by Biomed Solutions, LLC, an affiliate and the company which Biophan spun out from in December 2000. The independent board of Biophan evaluated the technology and authorized the acquisition, after conclusion of a third party feasibility study.

Also, on June 4, 2004, we announced that we had acquired from New Scale Technologies, Inc. the exclusive worldwide distribution rights for the medical market for New Scale's ceramic "SQUIGGLE(TM) motor", including the multi-billion dollar drug delivery market. Developed to meet the growing demand for high precision, low cost actuation devices, the motor is currently on the market generating revenues and is available for OEM integration today. The motor uses no metal wire windings (one of the primary causes of image interference under MRI), is capable of both linear and rotational movement, and can move forward and backwards several inches at nanometer increments, thereby providing a controllable drug release environment.

As part of the exclusive distribution agreement, Biophan will provide sales and marketing to the medical device industry on behalf of New Scale and has also made a small minority investment in the company. The motor offers several advantages for driving drug pumps, and other medical applications. Using only four parts (other motors can have as many as 100 parts), it provides a unique combination of high reliability, flexibility, and power consumption advantages. By using ceramic components and no windings, it is very compatible with MRI imaging.

This product also fits in with our strategic plan to be a provider of proprietary new technologies to our OEM customers and prospects. While we continue to provide solutions that will one day enable all biomedical devices to be MRI-safe and image compatible, we have expanded our focus to bring additional, proprietary innovations to our customers. We continue to maintain an ongoing and in-depth dialog with both the research and development and business development executives at many of the largest manufacturers of biomedical device companies. This interaction gives us a broad view of the short- and long-term needs of these companies for support of both their current and future product lines.

We share gross profit equally with New Scale Technologies, the inventor and manufacturer of the technology. Biophan provides sales and marketing, and a $25,000 quarterly advance, reconcilable against current year sales, to New Scale, which enables New Scale to further develop unique capabilities for the medical market. The motor is already on the market for non-medical applications and evaluation units are being sold to customers around the world. The motor is currently under review by several biomedical device manufacturers of drug pumps and other devices. Biophan also acquired a minority equity interest in New Scale for $100,000.

On February 5, 2004, we entered into a second stock purchase agreement with SBI Brightline Consulting, LLC that obligates SBI to purchase, upon our election, up to 17,750,000 shares of our common stock for an aggregate purchase price of $25 million. SBI is not obligated to purchase shares pursuant to this stock purchase agreement unless the resale of the shares by SBI is registered under the Securities Act. Only 6,000,000 shares covered by this stock purchase agreement were registered for resale by SBI, because we previously had insufficient authorized shares. SBI is not obligated to purchase the remaining shares covered by the stock purchase agreement until we have registered the resale of such shares by SBI and then only upon our election. Our stockholders approved the proposal to amend our articles of incorporation to increase the number of authorized shares and we will now decide whether to register additional shares for resale by SBI, which will give us the right to sell such additional shares under the stock purchase agreement. Until the shareholder approval, which allows us to sell shares at the higher, $2 per share price, the SBI transaction was less attractive. Now that we have the authorization, we have notified SBI that we wish to exercise the first tranche of 2 million shares by the end of August 2004.

An additional factor influencing our decision to exercise all or part of the remaining SBI financing involves negotiations with several biomedical device and pharmaceutical companies, which may involve a combination of R&D development and/or licensing payments, as well as a strategic investment in equity in our company. Such an investment, should it occur, may resolve, in whole or in part, our capital requirements for listing on a major stock exchange, as well as providing us with working capital to continue our research, and possible milestone payments. As a result, we intend to be prudent in our exercise of the SBI line, even with its very attractive fixed price aspects.

Therefore, depending on the number of shares of stock that we sell to SBI under the stock purchase agreement or a potential strategic investment, or a combination thereof, the capital provided by such sales should enable us to satisfy the net worth requirements for a planned stock exchange listing.

We estimate that our current working capital and proceeds from the sale of our common stock pursuant to the SBI stock purchase agreement already registered, will be more than sufficient to satisfy our projected cash requirements over the next 12 months. Our estimate of these cash requirements is as follows:

Research and product development                                      $2,250,000

Operating expenses, including administrative
salaries and benefits, officee expenses,
rent expense, legal and accounting, publicity,
investor  relations                                                    1,500,000
                                                                      ----------

Total Cash Requirements                                               $3,750,000
                                                                      ==========

These amounts include R&D and marketing for the ceramic motor and biothermal battery projects, including additional human resources.


We have adopted and are following three major strategic initiatives for fiscal 2005:

(1) Acquisition of Intellectual Assets, (2) Market Expansion, and (3) Strategic Partnerships.

(1)Biophan currently has an overall estate of 74 patents, inclusive of those assigned and licensed, and including filed applications and allowed and issued patents.

   o From the perspective of ownership:
      o (29) are licensed from Nanoset, LLC, Johns Hopkins University, and Dr. Deborah Chung; these deal with MRI safety and compatibility, as well as MRI contrast agents and other nanoparticles technology.
      o (2) are licensed by TE Bio, LLC, which is in turn majority controlled by Biophan; these deal with Biothermal Power technology.
      o (43) are directly assigned to Biophan; these deal with MRI safety and compatibility and a variety of other medical device opportunities.
   o Of the (74):
      o     (14) have issued as U. S. patents.
      o     (6) have been allowed and will issue as patents in the near future.
      o (54) are patent applications in various stages of prosecution in the USPTO.

      In addition, New Scale Technologies has filed for patent protection on its Squiggle Motor; Biophan has exclusive marketing and distribution rights for medical applications of this technology, but this is not reflected in the above numbers.

The patents also include those of our affiliates, such as Nanoset, LLC and TE Bio LLC. Nanoset's technology can be used to reduce image artifacts on implantable and interventional medical devices and for a new class of applications to enhance the uptake, release and monitoring of drugs in medical device coatings. TE Bio is developing our biothermal battery technology, contributing to our patent growth.

We are aggressively pursuing internal research and development projects, as well as sourcing leading-edge providers of related technologies. Intellectual property, such as technology solutions and patents, may be developed internally, through joint ventures,licensed in, or purchased. To ensure the continuing value of our intellectual assets, we intend to aggressively defend our patents and licensed technology, both domestically and abroad.

(2) We currently enjoy a leadership position in developing technologies designed to make implanted medical devices, such as pacemakers, safe for use with MRI and other diagnostic imaging tools. We have also developed technologies that allow medical devices to be used for interventional procedures, under MRI, without the heating problems that can cause tissue damage or imaging problems which can obscure the outcome of the procedures. Today most interventional procedures are performed under X-Ray, cat-scan, or fluoroscopy and expose both physicians and patients to ionizing radiation. Physicians need to wear heavy lead aprons that can cause back problems, etc., and patients are sometimes exposed to substantial radiation doses. If the MRI safety and compatibility issues of interventional devices were solved and devices were on the market, we believe that there would be a significant migration of procedures, over time, to use with MRI.

Based on discussions underway with several biomedical device manufacturers, and MRI manufacturers, both in the U.S. and overseas, we plan to expand the use of the technologies we have developed to make a wider range of devices compatible with MRI. These technologies reduce radio frequency interference, heating, and induced voltages. Since the beginning of 2004 we have expanded our development and partnering activities related to these technologies to include guidewires, stents, drug pumps, biopsy needles and other prosthetic and surgical tool devices, where the lack of MRI compatibility negatively impacts investigational and diagnostic procedures.

Discussions with these device manufacturers indicate a need for, and interest in, solutions to additional problems based on our technology. We have used both surrogate devices (such as copper rings) and actual manufactured implantable products, in a gel phantom, to demonstrate our ability to accurately image devices and their interior spaces in a manner that could not be done previously. Part of our strategic initiative for the current fiscal year will include expanding our technology offerings to the companies with whom we are already in discussions or collaborating. These arrangements may include payments for R&D, licensing, equipment and materials purchases, milestone payments, as well as possibly strategic investments. Our goal is to reach positive cash flow as soon as possible.

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

(3) Leveraging strategic partnerships is vital to our mission. In November, 2003, we announced that we had entered into a joint development agreement with Boston Scientific, a major medical device manufacturer. We have successfully completed the first phase of a multi-phase development plan with Boston Scientific, and we are currently working in the second and third phases of this program. Relationships such as this one help us validate our technology and also develop potential sales channels. We have entered into Non-Disclosure Agreements with a number of major manufacturers of implanted biomedical and related devices. We are discussing with these companies potential strategic partnership arrangements that may include joint development projects, original equipment manufacturing arrangements and licensing agreements. In addition, and in line with our initiative of developing strategic partnerships, we recently acquired a 10% interest in New Scale Technologies, Inc. for $100,000 and signed an exclusive worldwide distribution agreement for distribution of New Scale's ceramic motor. The motor offers several advantages for driving drug pumps and for other medical applications. Because the motor has ceramic components and no windings, it is compatible with MRI imaging.

In November 2003, we recorded $75,000 as a development payment from Boston Scientific for prototype development of a prospective product adaptation. The development activities related to this payment have been completed. We are currently in the second phase of this agreement and have received $225,000 as an advance payment for the second and third phases which are underway. We are in ongoing discussions concerning additional phases of this initiative that, which if completed and successful, may lead to a license for one or more of our technologies in the context of one or more product lines.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

During the three months ended May 31, 2004, the Company issued 919,599 shares of common stock upon exercise of warrants, receiving aggregate gross proceeds of $391,800. Of the total, 370,700 shares were issued at $.25 per share; 419,750 shares were issued at $.50 per share, and 39,899 shares were issued in connection with cashless exercise of warrants.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

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

  3.1    Articles of Incorporation (Nevada)        Incorporated by reference to
                                                   Exhibit 3.1 to the 2000
                                                   10-KSB
  3.2    Bylaws (Nevada)                           Incorporated by reference to
                                                   Exhibit 3.2 to Biophan's Form
                                                   10-SB filed on May 13,1999.

  3.3    Amendment to the Articles of              Incorporated by reference
         Incorporation                             to Exhibit 3.1(i)to Biophan's
                                                   Form 8-K, filed December 15,
                                                   2000.

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

  3.5    Certificate of Amendment to               Incorporated by reference
         Articles of Incorporation                 to Exhibit 3.1(i) to
                                                   Biophan's Form 8-K on
                                                   August 27, 2001.

  4.1    Stock Purchase Warrant between            Incorporated by reference
         Biophan and Biomed Solutions, LLC         to Exhibit 4.1 to Biophan's
         (formerly Biophan, LLC)                   Form 10-QSB the period ended
         dated for June 4, 2002                    May 31, 200


  4.2   Restated Stock Purchase Warrant            Incorporated by reference to
        between Biophan and Biomed                 Exhibit 4.3 to Biophan's Form
        Solutions, LLC, dated January 8, 2003      10-QSB for the period ended
                                                   November 30, 2002.

  4.3   Stock Purchase Warrant between             Incorporated by reference
        Biophan and Biomed Solutions, LLC          to Exhibit 4.4 to Biophan's
        dated November 11, 2002                    Form 10-QSB for the period
                                                   ended November 30, 2002.

  4.4   Form of Stock Purchase Warrant             Incorporated by reference
        issued to principals of Carolina           to Exhibit 4.5 to Biophan's
        Financial Services, for a total of         Form 10-QSB for the period
        121,572 shares                             ended November 30, 2002.

  4.5   Form of Stock Purchase Warrant             Incorporated by reference
        issued to Carolina Financial               to Exhibit 4.6 to Biophan's
        services in connection with the            Form 10-QSB for the period
        Stock Purchase Agreement with              ended November 30, 2002
        Spectrum Advisors, Ltd

  4.6   Form of Stock Purchase Warrant          Incorporated by reference
        issued to investors in private          to Exhibit 4.7 to Biophan's
        placement of securities, for a          Form 10-QSB for the period
        total of 2,770,550 shares               ended November 30, 2002.



  4.7   Registration Rights Agreement             Incorporated by reference
        dated February 10, 2004 by and            to Exhibit 4.9 to Biophan's
        among Biophan Technologies, Inc.,         Registration Statement on Form
        Biomed Solutions, LLC and SBI             SB-2 (File No. 333-112678) the
        Brightline Consulting, LLC                2004 Registration").

  10.1  Payment Agreement dated June 3, 2004    Incorporated by reference to
        between Biophan and TE Bio LLC          Exhibit 99.1 to Form 8-K dated
                                                June 3, 2004.


  31.1   Certification of C.E.O. pursuant       Filed herewith
         to Rule 13a-14(a)

  31.2   Certification of C.F.O. pursuant       Filed herewith
         to Rule 13a-14(a)

  32.1   Certification of C.E.O. Pursuant       Filed herewith
         to 18 U.S.C. Section 1350, as
         Adopted Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002

  32.2   Certification of C.F.O. Pursuant       Filed herewith
         to 18 U.S.C. Section 1350, as
         Adopted Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      The Company filed a Form 8-K dated May 14, 2004, reporting under Item 9, Regulation FD Disclosure, that the Company had agreed to acquire a 51% ownership interest in TE Bio LLC and to perform certain services for TE Bio. The purchase agreement provides for the Company to invest $300,000 per year for three years.

      The Company also filed a Form 8-K dated May 18, 2004, reporting under Item 9, Regulation FD Disclosure, that the Company held an Investor Conference Call hosted by CEO Michael Weiner. A transcript of the call was attached as an Exhibit.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPHAN TECHNOLOGIES,INC.
 (Registrant)

Date:  July 15, 2004


                                        By: /s/ Michael L. Weiner
                                        ----------------------------------------
                                        Name:  Michael L. Weiner,
                                        Title:  Chief Executive Officer

                                        By: /s/ Robert J. Wood
                                        ----------------------------------------
                                        Name:  Robert J. Wood
                                        Title:  Chief Financial Officer