Form 10QSB
period 2004-08-31
BIOPHAN TECHNOLOGIES INC
filed 2004-10-06
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: August 31, 2004

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

|X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                          Outstanding as of  October 5, 2004
Common Stock, $.005 par value                   69,888,685

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                      INDEX
                                                                        Page
                                                                        Number

PART I.   FINANCIAL INFORMATION

ITEM I.   Financial Statements

   Report of Independent Registered Public Accounting Firm                  3

   Condensed Consolidated Balance Sheets, August 31, 2004 (Unaudited)
   and February 29, 2004                                                    4

   Condensed Consolidated Statements of Operations, Three Months and
   Six Months Ended August 31, 2004 and 2003 (Unaudited), and from
   August 1, 1968 (Date of Inception) through August 31, 2004 (Unaudited)   5

   Condensed Consolidated Statements of Cash Flows, Six Months Ended
   August 31, 2004 and 2003 (Unaudited) and from August 1, 1968
   (Date of Inception) through August 31, 2004 (Unaudited)                  6

  Notes to Condensed Consolidated Financial Statements                      7

ITEM 2.  Plan of Operation                                                 10

ITEM 3.  Controls and Procedures                                           15

PART II. OTHER INFORMATION                                                 15

ITEM 1.  Legal Proceedings                                                 15

ITEM 2.  Changes in Securities and Use of Proceeds                         15

ITEM 3.  Defaults Upon Senior Securities                                   15

ITEM 4.  Submission of Matters to a Vote of Security Holders               15

ITEM 5.  Other Information                                                 16

ITEM 6.  Exhibits and Reports on Form 8-K                                  16

          a. Exhibit Index                                                 16
          b. Reports on Form 8-K                                           17

         SIGNATURES                                                        18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (the "Company") as of August 31, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 2004 and 2003, and the statements of cash flows for the six-month periods ended August 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with United States generally accepted accounting principles.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September  27, 2004

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  August 31, 2004      February 29, 2004
                                                                               ---------------------- -------------------
                                      ASSETS                                        (Unaudited)
                                                                                    -----------
     Current Assets:
      Cash                                                                     $      160,067         $        823,900
      Investments in marketable securities                                            430,000                1,150,000
      Stock subscription receivable                                                 1,100,000                        -
      Due from related parties                                                        203,583                   34,222
      Prepaid expenses                                                                118,072                   69,185
                                                                               ---------------------- -------------------
                                                                                    2,011,722                2,077,307

     Property and equipment, net                                                       77,760                   61,214

     Other Assets:
      Intellectual property rights                                                     70,000                   70,000
      Investment                                                                      100,000                        -
      Security deposit                                                                  2,933                    2,933
      Deferred equity placement costs                                                       -                   19,891
      Deferred tax asset, net of valuation
       allowance of $3,662,000 and $2,926,000,
       respectively                                                                         -                        -
                                                                               ---------------------- -------------------
                                                                                      172,933                   92,824
                                                                               ---------------------- -------------------
                                                                               $    2,262,415         $      2,231,345
                                                                               ====================== ===================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
      Accounts payable and  accrued expenses                                   $      270,767         $        254,058
      Deferred revenue                                                                225,000                        -
                                                                               ---------------------- -------------------
                                                                                      495,767                  254,058
     Stockholders' Equity :
      Common stock, $.005 par value
       Authorized, 125,000,000 shares
       Issued and outstanding, 69,888,685 and
             65,945,011 shares, respectively                                          349,443                  329,725
      Additional paid-in capital                                                   15,363,162               13,339,289
                                                                               ---------------------- -------------------
                                                                                   15,712,605               13,669,014
      Deficit accumulated during the
       development stage                                                          (13,945,957)             (11,691,727)
                                                                               ---------------------- -------------------
                                                                                    1,766,648                1,977,287
                                                                               ---------------------- -------------------
                                                                               $    2,262,415         $      2,231,345
                                                                               ====================== ===================

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                   Period from
                                                                                                                 August 1, 1968
                                                                                                                    (date of
                                                                                                                   inception)
                                             Three Months Ended                     Six Months Ended                   To
                                                 August 31,                            August 31,                  August 31,
                                      ----------------------------------- ------------------------------------- ------------------
                                           2004               2003              2004               2003               2004
                                      ----------------- ----------------- ------------------ ------------------ ------------------
Revenues:
 Development payments                  $             -  $              -  $               -  $               -  $          75,000

Operating expenses:
 Salaries and related                          148,318           129,861            283,022            257,503          1,980,022
 Research and development                      573,846           201,786          1,000,061            439,889          4,675,892
 Professional fees                             128,894           149,567            194,766            255,676          2,771,857
 Write-down of intellectual
  property                                           -                 -                  -                  -            530,000
 General and administrative                    499,592           119,709            867,487            224,445          2,630,163
                                      ----------------- ----------------- ------------------ ------------------ ------------------
                                             1,350,650           600,923          2,345,336          1,177,513         12,587,934
                                      ----------------- ----------------- ------------------ ------------------ ------------------

Operating loss                             (1,350,650)          (600,923)        (2,345,336)        (1,177,513)       (12,512,934)

Other income(expense):
 Interest expense                                    -          (134,413)                 -           (244,664)        (1,730,923)
 Interest income                                 5,126               362              5,984              1,264             52,562
 Other income                                   43,319            37,520             85,122             65,324            399,781
 Other expense                                       -                 -                  -                  -            (65,086)
                                      ----------------- ----------------- ------------------ ------------------ ------------------
                                                48,445           (96,531)            91,106           (178,076)        (1,343,666)
                                      ----------------- ----------------- ------------------ ------------------ ------------------

Loss from continuing operations            (1,302,205)          (697,454)        (2,254,230)        (1,355,589)       (13,856,600)

Loss from discontinued operations                    -                 -                  -                  -            (89,357)
                                      ----------------- ----------------- ------------------ ------------------ ------------------

Net loss                              $     (1,302,205) $       (697,454) $      (2,254,230) $      (1,355,589) $     (13,945,957)
                                      ================= ================= ================== ================== ==================

Loss per common share-basic
    and diluted                       $          (0.02) $          (0.02) $           (0.03) $           (0.04)
                                      ================= ================= ================== ==================

Weighted average shares outstanding         67,665,026        39,070,506         67,042,379         38,532,599
                                      ================= ================= ================== ==================

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               Period from
                                                                                                             August 1, 1968
                                                                                                                (date of
                                                                                Six Months Ended               inception)
                                                                                   August 31,                      to
                                                                            2004               2003          August 31, 2004
                                                                      ------------------ ------------------ ------------------
Cash flows used for operating activities:
  Net loss                                                            $      (2,254,230) $      (1,355,589) $      (13,945,957)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                                               11,993             11,528             76,166
      Realized and unrealized losses on marketable
        securities                                                                    -                  -             66,948
      Accrued interest on note converted to common stock                              -             11,998             11,998
      Amortization of interest on convertible notes payable                           -            210,118          1,050,950
      Write-down of intellectual property rights                                      -                  -            530,000
      Amortization of discount - related payable                                      -                  -             75,000
      Issuance of common stock for services                                           -                  -            101,108
      Issuance of common stock for interest                                           -                  -            468,823
      Grant of stock options for services                                        70,000            116,000          1,822,800
      Expenses paid by stockholder                                                    -                  -              2,640
Changes in operating assets and liabilities:
  (Increase)decrease in advances receivable                                           -             10,127                  -
  (Increase)decrease in due from related parties                              (169,361)           (34,193)          (203,583)
  (Increase)decrease in prepaid expenses                                       (48,887)             11,991          (118,072)
  Increase in security deposits                                                       -                  -            (2,933)
  Increase(decrease) in accounts payable and
    accrued expenses                                                             16,709            353,566            257,436
  Increase(decrease) in due to related parties                                        -              2,042           (43,496)
  Increase in deferred revenues                                                 225,000                  -            225,000
                                                                      ------------------ ------------------ ------------------
                                                                            (2,148,776)          (662,412)        (9,625,172)
                                                                      ------------------ ------------------ ------------------

Cash flows provided by investing activities:
  Purchases of fixed assets                                                    (28,539)           (18,690)          (153,926)
  Sales of marketable securities                                                720,000            302,000          1,939,270
  Purchase of investment                                                      (100,000)                  -          (100,000)
  Purchases of marketable securities                                                  -                  -        (2,436,218)
                                                                      ------------------ ------------------ ------------------
                                                                                591,461            283,310          (750,874)
                                                                      ------------------ ------------------ ------------------

Cash flows provided by financing activities:
  Proceeds of bridge loans                                                            -                  -            986,500
  Loan from stockholder                                                               -                  -            143,570
  Line of credit borrowing from related party                                         -            175,000            550,950
  Line of credit payments                                                             -                  -           (72,500)
  Proceeds from sales of capital stock                                          100,000            192,625          7,463,849
  Exercise of options                                                                 -             20,000            427,847
  Exercise of warrants                                                          788,900                  -          1,121,744
  Short swing profits                                                            26,689                  -             26,689
  Deferred equity placement costs                                              (22,107)           (52,108)          (112,536)
                                                                      ------------------ ------------------ ------------------
                                                                                893,482            335,517         10,536,113
                                                                      ------------------ ------------------ ------------------

Net increase(decrease) in cash                                                (663,833)           (43,585)            160,067

Cash, beginning                                                                 823,900             48,935                  -

                                                                      ------------------ ------------------ ------------------
Cash, ending                                                          $         160,067  $           5,350  $         160,067
                                                                      ================== ================== ==================

Supplemental schedule of noncash investing and financing activities:
    Common stock issued for subscription receivable                   $       1,100,000  $               -  $       1,100,000
                                                                      ================== ================== ==================

    Intellectual property acquired through issuance of
      capital stock and assumption of related party
      payable                                                         $               -  $               -  $         175,000
                                                                      ================== ================== ==================

    Acquisition of intellectual property                              $               -  $               -  $         425,000
                                                                      ================== ================== ==================

    Issuance of common stock upon conversion
      of bridge loans                                                 $               -  $         143,570  $       1,142,068
                                                                      ================== ================== ==================

    Issuance of common stock upon conversion
      of related party loans                                          $               -  $         183,950  $         978,450
                                                                      ================== ================== ==================

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of August 31, 2004 and for the three-month and six-month periods ended August 31, 2004 and 2003 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.

BASIS OF CONSOLIDATION:

The condensed consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc. ("Antisense") and Nanolution, LLC (formerly MRIC Drug Delivery Systems, LLC) ("Nanolution") and its 51% owned subsidiary TE Bio LLC, (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company was inactive until December 1, 2000, when the LTR Antisense Technology, Inc., a New York corporation ("LTR"), was acquired from Biomed Solutions, LLC (formerly Biophan, LLC), a New York limited liability company ("Biomed"), in a share for share exchange. As a result of the exchange, LTR became a wholly owned subsidiary of the Company. LTR owns multiple patents for proprietary HIV antisense gene therapy technology. At the same time, the Company acquired intellectual property rights, including a pending patent to MRI-compatible pacemaker technology from Biomed, for future consideration of $500,000.

PRINCIPAL BUSINESS ACTIVITIES:

The Company is in the development stage and is expected to remain so for at least the next several quarters.

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

                                                                Three Months Ended                   Six Months Ended
                                                                    August 31,                          August 31,
                                                               2004             2003             2004               2003
                                                         ----------------- --------------- ------------------ ------------------
Net loss - as reported                                   $     (1,302,205) $     (697,454) $      (2,254,230) $       (1,355,589)

Add: Stock-based employee compensation expense
  included in reported net loss, net of
  related tax effects                                              40,000          30,000             70,000             60,000

Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                                         (67,000)        (64,000)          (129,000)          (114,000)
                                                         ----------------- --------------- ------------------ ------------------
Net loss - pro forma                                     $     (1,329,205) $     (731,454) $      (2,313,230) $      (1,409,589)
                                                         ================= =============== ================== ==================

Basic and diluted loss per share - as reported           $           (.02) $         (.02) $            (.03) $            (.04)
                                                         ================= =============== ================== ==================

Basic and diluted loss per share - pro forma             $           (.02) $         (.02) $            (.03) $            (.04)
                                                         ================= =============== ================== ==================

PREPAID EXPENSES:

Prepaid expenses at August 31, 2004 consist of the following:

Prepaid royalties                                           $  25,000
Prepaid legal fees                                             20,000
Prepaid insurance                                              54,947
Prepaid supplies                                               18,125
                                                              -------
                                                            $ 118,072
                                                              =======

INVESTMENT:

Represents a 10% investment in common stock of New Scale Technologies, Inc., stated at cost.

DEFERRED REVENUE:

Represents development payments received from a strategic partner which will be recognized as revenue upon completion of the deliverables outlined in the contract.

CHANGES IN EQUITY:

At the Annual Stockholders Meeting on July 13, 2004, stockholders approved an increase in the authorized shares of common stock from 80,000,000 to 125,000,000.

During the quarter ended August 31, 2004, a total of 1,024,075 shares of common stock were issued upon exercise of warrants at prices ranging from $.25 to $1.00. Proceeds of $397,100 were received increasing the capital stock account by $5,120 and additional paid-in capital by $391,980. Additional paid-in capital was also increased by $40,000 of expense related to stock options granted for services and by part payment of $26,689 of profits from a related company owed pursuant to the "short swing profit" rules of Section 16(b) of the Securities and Exchange Act of 1934.

During the quarter, the Company exercised the first tranche under the SBI financing agreement for 2,000,000 shares @ $.60 per share. Of this amount, $100,000 was received in August and the balance in September 2004. Related offering expenses of $41,998 were charged to additional paid-in capital.

ITEM 2.  PLAN OF OPERATION

We are currently in the development stage of operations and expect to be in that mode for at least the next several quarters. Our primary mission is to develop and commercially exploit technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (not harm the patient or physician) and compatible (allow effective imaging of the device and its surrounding tissue) with MRI.

We have successfully demonstrated effective solutions for making devices which use long metal wire leads, such as pacemakers, defibrillators, neurostimulators, et al. safe for use with MRI and that these solutions provide a meaningful margin of safety. Our solutions address both the problems of device heating and induced voltages in pacemakers, defibrillators, and neurostimulators, which are the two primary problems associated with the use of MRI for patients with these devices. Today, approximately 3 million people have devices that cause them to be denied access to MRI when needed, due to safety concerns and regulatory (FDA and other) contraindications. If manufacturers of these devices incorporated our solutions into their products, they can be made safe for use with MRI.

Additionally, there is a rapidly growing field of medicine known as minimally invasive surgery, using devices such as guidewires and catheters to do many procedures in cardiology, oncology and other specialties. The majority of procedures are done in catheter labs equipped with X-ray or fluoroscopy devices for imaging and guiding the procedures. Many of these devices do not offer the advantages of tissue visualization and discrimination provided by MRI. The combined problems of device safety (they heat up and may induce electrical stimulation) and the image artifacts created by these devices in MRI, have limited the use of MRI machines in this rapidly growing area of medicine. The desire and need for MRI is demonstrated by the advent of catheter labs which have both X-ray devices for guiding devices into the body, and MRI machines for evaluating progress and observing tissue and results. In these new operating theaters, the patients are moved back and forth on a conveyor belt-like system between the imaging devices.

For the past four years, Biophan has been actively engaged in solving the complex problems associated with device safety and imaging under MRI that cause this odd and expensive combination of devices so that, with the advent of our solutions, the industry now, for the first time, has the choice to develop MRI safe and image compatible devices that can be used with MRI.

Biophan has two solutions for resolving the heating of braided metal wire objects such as pacemaker leads (in which we include pacemaker and defibrillator leads) and neurostimulator leads (including deep brain stimulation, or DBS, systems for Parkinson's and epilepsy; systems for pain control, etc.). One solution is an RF filter, licensed from Johns Hopkins exclusively for implantable devices, which can resolve lead heating (it is the metal wire lead connecting a device to the body that is the cause of most of the MRI safety problems). Additionally, to resolve the problems associated with very long metal wires such as surgical guidewires and catheters, we have been engaged in previously secret work within Biophan to develop "anti-antenna geometries" in these leads. By slightly altering the way the leads are made, we can create self-canceling attributes that resolve the radio frequency related problems that cause the heating in the lead. An additional anti-antenna geometry significantly reduces induced voltages. Together, these solutions allow making an MRI-safe lead and device. Several broad patents for this innovation were filed several years ago, and recently the U.S. Patent and Trademark Office allowed a patent which will issue within the next several weeks. As a result, we have now gone public with our solutions, and we have demonstrated the success of this approach to prospective customers and industry experts. We have begun manufacturing samples of devices modified with this solution, which is extremely cost effective. We have modified a pacemaker lead for a pacemaker company concerned with pacemaker safety, which is currently being evaluated by that company.

This modification of the windings of a metal device has broad application. It can also address a significant limitation associated with virtually all stents, medical devices used to keep vessels open. It is very difficult to see inside the stent to determine if blockage is occurring, once the stent is installed in the body. Currently, no diagnostic systems such as X-ray or fluoroscopy are effectively able to see inside of a stent.

We have demonstrated that we can make stents visible within an MRI machine using this method. It works. Researchers in Europe have also demonstrated at conferences that this approach works, and there are some stents shipping in Europe using this approach. The solution requires a change in the way most stents are made. We recently filed nine continuations of our original patent application, applying this innovation to other devices, such as stents, guidewires and catheters. The stent, guidewire and catheter businesses are very large and have many players who compete with one another for competitive advantage. This solution to both heating and stent imaging has broad implications.

Additionally, our primary work for resolving image artifacts that occur when imaging devices in the body with MRI uses thin film nanomagnetic particle coatings, developed by Nanoset, LLC, in collaboration with Biophan. We recently produced MRI images showing an aluminum rod which could not be seen in the MRI image, and next to it showed two identical rods which were quite visible, as a result of having our thin film coating applied. Additionally, the tip of these rods had a bright "glow", making it easy to spot in the MRI image. This image is available from our web site at www.biophan.com. This capability is part of the suite of technologies that can help make MRI a viable solution for interventional diagnostics and surgery. Once again, we have a solution that works, covered by both issued and pending patents. We are also working on coatings that can improve visibility under MRI using thin film coatings described above. The advantage of a coating solution is that a manufacturer with a product in the market or in development does not have to radically change the physical design manufacturing process. Thus, the coating solution, which we are pursuing, has broad applications for the rapidly growing stent market.

There is considerable industry interest in these approaches to making devices imageable under MRI. The solution has to be applied to the device itself, and is not something that can be incorporated in the MRI machine. However, the solution is of interest to MRI manufacturers we have met with, all of whom benefit from seeing the aforementioned expansion in the use of MRI for interventional medicine and expanded diagnostics (as with stents, and other applications). MRI is also used extensively in oncology, due to its ability to discriminate tissue types.

Image compatibility also has benefits to the pacemaker device manufacturers. The goal of making pacemakers safe for MRI is to allow a pacemaker patient who may need an MRI scan for staging a cancer operation, and subsequent follow-up, or to diagnose a brain tumor, or back or knee problem, etc. However, a device made safe will still cause a significant image artifact where the pacing lead enters the heart or, in the case of a neurostimulator, where that device lead enters to brain, or the spinal cord, etc. By adding "image compatibility" to a pacemaker made safe, it may be possible to enable a pacemaker patient to one day have an MRI angiogram, and avoid having to have an invasive procedure. Similarly, a patient with a Deep Brain Stimulator (DBS) device can undergo a full power MRI of the brain if their lead is not only safe, but also image compatible.

As a result of the growing awareness of the problems outlined here and our broad patent portfolio, we are seeing an increased interest from the medical device industry in our solutions. We are in various stages of discussions and negotiations with several companies regarding the utilization of our technology. The value to our prospective customers is competitive advantage with the potential to gain increased market share, which is the strategy behind all of Biophan's initiatives.

On June 3, 2004, we acquired a 51% interest in TE Bio LLC, a company developing an implantable biothermal battery using body heat gradients to power medical devices such as pacemakers, defibrillators, and drug pumps. The biothermal battery technology is based on a patented innovation in the utilization of thermoelectric materials, using nanoscale-based, thin-film materials to convert thermal energy produced naturally by the human body into electrical energy. The resulting power can be used to "trickle charge" batteries for medium-power devices such as defibrillators, or directly power low-energy devices like pacemakers. It is enabled by nanotechnology which provides the ability to put thousands and thousands of small semi-conductor nodes that convert heat to electricity in a space about the size of one or two postage stamps. We presented the technology at the NASPE Heart Rhythm Society meeting in San Francisco earlier this year and received substantial industry interest from major device manufacturers. We have recruited several consultants experienced in this technology to assist us in developing it.

Biophan committed $300,000 annually for a three-year period, and marketing and management support to TE Bio, in exchange for Biophan's 51% interest. TE Bio was founded by Biomed Solutions, LLC, an affiliate and the company from which Biophan spun out in December 2000. The independent board members of Biophan evaluated the technology and authorized the acquisition, after conclusion of a third party feasibility study.

To manage the growing R&D and customer interactions in the MRI technology business and the biothermal business, we have expanded our staff to support these projects.

John Lanzafame, an experienced medical device executive, who joined Biophan in September as President of Biophan's new Nanolution division, focused on leveraging recent discoveries in nanotechnology such as Biophan's nanomagnetic particles for the purposes of drug delivery and drug elution from devices. Mr. Lanzafame has 15 years experience in the medical device industry, most recently as President of STS Biopolymers, a company specializing in customized surfaces, including drug eluting coatings for stents and indwelling catheters. STS Biopolymers was acquired in late 2003 by Angiotech Pharmaceuticals, which licensed the use of paclitaxel on stents to Boston Scientific. Mr. Lanzafame has experience in drug delivery, product development and sales and marketing, and will bring his breadth of experience both to the newly formed drug delivery division, as well as to assist in development and marketing of the MRI-related products.

We have retained Tim Bibens, formerly Director of Operations for the Ortho Clinical Diagnostics, a J & J company, and prior to that a Supply Chain Manager at Allied Signal, to oversee our MRI safety and image compatibility projects, reporting to Jeff Helfer, our VP-Engineering.

Sarah Cooper, a research fellow and chemical engineer at NASA's Ames Center for Nanotechnology, has been an active participant in the biothermal battery project. Ms. Cooper's fellowship ends in September 2004, and we have extended an offer to her to work with us as a consultant on the biothermal battery project.

We have retained additional technical consultants to augment our staff's research and development efforts on the MRI safety and compatibility project and the biothermal battery project.

We do most of our thin film coating research and development at Alfred University, in coordination with Nanoset, LLC. To facilitate this, we have helped Alfred construct a clean room facility to be used for our coating experiments and sample preparation.

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

As part of the exclusive distribution agreement, Biophan will provide sales and marketing to the medical device industry on behalf of New Scale and has also made a $100,000 investment in the company for a 10% interest. The motor offers several advantages for driving drug pumps, and other medical applications. Using only four parts (other motors can have as many as 100 parts), it provides a unique combination of high reliability, flexibility, and power consumption advantages. By using ceramic components and no windings, it is very compatible with MRI imaging.

This product also fits in with our strategic plan to be a provider of proprietary new technologies to our OEM customers and prospects. While we continue to provide solutions that will one day enable all biomedical devices to be MRI-safe and image compatible, we have expanded our focus to bring additional, proprietary innovations to our customers. We continue to maintain an ongoing and in-depth dialogue with both research and development and business development executives at many of the largest manufacturers of biomedical device companies. This interaction gives us a broad view of the short- and long-term needs of these companies for support of both their current and future product lines.

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

On February 5, 2004, we entered into a second stock purchase agreement with SBI Brightline Consulting, LLC that obligates SBI to purchase, upon our election, up to 17,750,000 shares of our common stock for an aggregate purchase price of $25 million. SBI is not obligated to purchase shares pursuant to this stock purchase agreement unless the resale of the shares by SBI is registered under the Securities Act. Only 6,000,000 shares covered by this stock purchase agreement were registered for resale by SBI, because we previously had insufficient authorized shares. SBI is not obligated to purchase the unregistered shares covered by the stock purchase agreement until we have registered the resale of such shares by SBI and then only upon our election. Our stockholders approved the proposal to amend our articles of incorporation to increase the number of authorized shares and we will now decide whether to register additional shares for resale by SBI, which will give us the right to sell such additional shares under the stock purchase agreement. Until the stockholder approval, which allows us to sell shares at the higher $2 per share price, the SBI transaction was less attractive. During the quarter ended August 31, 2004, we sold the first tranche of 2 million shares for $1.2 million.

An additional factor influencing our decision to exercise all or part of the remaining SBI financing involves negotiations with several biomedical device and pharmaceutical companies, which may involve a combination of R&D development and/or licensing payments, as well as a strategic investment in equity in our company. Such an investment, should it occur, may resolve, in whole or in part, our capital requirements for listing on a major stock exchange, as well as provide us with working capital to continue our research, and possible milestone payments. As a result, we intend to be prudent in our exercise of the SBI line, even with its very attractive fixed price aspects. One of the companies we are working with is preparing a term sheet, and one of the terms that is being negotiated will be an equity investment in the company which will require that we issue preferred stock. As a result, we are in the process of calling a special meeting of stockholders to seek approval for reducing the number of authorized common shares by 15 million and establishing an equal number of authorized preferred shares.

Therefore, depending on the number of shares of stock that we sell to SBI under the stock purchase agreement or a potential strategic investment, or a combination thereof, the capital provided by such sales should enable us to satisfy the net worth requirements for a planned stock exchange listing.

We estimate that our current working capital, and proceeds from the sale of our common stock pursuant to the SBI stock purchase agreement already registered or a potential equity investment from a strategic relationship, will be sufficient to satisfy our projected cash requirements over the next 12 months. Our estimate of these cash requirements is as follows:

Research and product development(including R&D and marketing for the ceramic motor and biothermal battery projects, including additional
 human resources)                                                    $1,732,000

Operating expenses, including administrative salaries and benefits, office expenses, rent expense, legal and accounting, publicity,
 investor  relations                                                  2,204,000
                                                                     ----------

Total Cash Requirements                                              $3,936,000
                                                                     ==========

We have adopted and are following three major strategic initiatives for fiscal 2005:

(1) Acquisition of Intellectual Assets, (2) Market Expansion, and (3) Strategic Partnerships.

(1) Biophan currently has an overall estate of 92 patents, inclusive of those assigned and licensed, and including filed applications and allowed and issued patents.

From the perspective of ownership:

o 35 are licensed from Nanoset, LLC, Johns Hopkins University, and Dr. Deborah Chung; these deal with MRI safety and compatibility, as well as MRI contrast agents and other nanoparticles technology.

o 3 are licensed by TE Bio LLC, which is in turn majority controlled by Biophan; these deal with biothermal power technology.

o 1 is a patent applied for by New Scale Technologies, Inc. covering a miniature ceramic motor. Biophan has exclusive marketing and distribution rights for medical applications of this technology.

o 53 are directly assigned to Biophan; these deal with MRI safety and compatibility and a variety of other medical device opportunities.

Of the 92:

o    21 have issued as U. S. patents.

o    7 have been allowed and will issue as patents in the near future.

o    64 are patent applications in various stages of prosecution in the USPTO.

The patents also include those licensed from Nanoset, LLC. Nanoset's technology can be used to reduce image artifacts on implantable and interventional medical devices and for a new class of applications to enhance the uptake, release and monitoring of drugs in medical device coatings. TE Bio is developing our biothermal battery technology.

We are aggressively pursuing internal research and development projects, as well as sourcing leading-edge providers of related technologies. Intellectual property, such as technology solutions and patents, may be developed internally, through joint ventures, licensed in, or purchased. To ensure the continuing value of our intellectual assets, we intend to aggressively defend our patents and licensed technology, both domestically and abroad.

(2) We currently enjoy a leadership position in developing technologies designed to make implanted medical devices, such as pacemakers, safe for use with MRI and other diagnostic imaging tools. We have also developed technologies that allow medical devices to be used for interventional procedures, under MRI, without the heating problems that can cause tissue damage or imaging problems which can obscure the outcome of the procedures. Today most interventional procedures are performed under X-ray, CT scan, or fluoroscopy and expose both physicians and patients to ionizing radiation. Physicians need to wear heavy lead aprons that can cause back problems, etc., and patients are sometimes exposed to substantial radiation doses. If the MRI safety and compatibility issues of interventional devices were solved and devices were on the market, we believe that there would be a significant migration of procedures, over time, to use with MRI.

Based on discussions underway with several biomedical device manufacturers, and MRI manufacturers, both in the U.S. and overseas, we plan to expand the use of the technologies we have developed to make a wider range of devices compatible with MRI. These technologies reduce radio frequency interference, heating, and induced voltages. Since the beginning of 2004, we have expanded our development and partnering activities related to these technologies to include guidewires, stents, drug pumps, biopsy needles and other prosthetic and surgical tool devices, where the lack of MRI compatibility negatively impacts investigational and diagnostic procedures.

Discussions with these device manufacturers indicate a need for, and an interest in, solutions to additional problems based on our technology. We have used both surrogate devices (such as copper rings) and actual manufactured implantable products, in a gel phantom, to demonstrate our ability to accurately image devices and their interior spaces in a manner that could not be done previously. Part of our strategic initiative for the current fiscal year will include expanding our technology offerings to the companies with whom we are already in discussions or collaborating. These arrangements may include payments for R&D, licensing, equipment and materials purchases, milestone payments, as well as possible strategic investments.

An example of our expanding on the use of our nanomagnetic particle coating technology is NanoView. The concept of our NanoView technology is to utilize nanomagnetic particles, a specific type of nanotechnology, as MRI contrast agents to preferentially bind to tissues of diagnostic interest with the goal of improving detail and contrast in MRI diagnostic image processes. We expect NanoView to improve performance in terms of signal intensity and the use of multiple markers, which broadens the applications of MRI imaging. The ability to bind different, distinct markers to different antigens allows the potential for highlighting multiple features of interest, making them differentiable under MRI. We have begun discussions with several manufacturers of contrast agents and others in the diagnostic materials sector.

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

In November 2003, we recorded $75,000 as a development payment from Boston Scientific for prototype development of a prospective product adaptation. The development activities related to this payment have been completed. We are currently in the second phase of this agreement and have received $225,000 as an advance payment for the second and third phases which are underway. We are in ongoing discussions concerning additional phases of this initiative that, which if completed and successful, may lead to a license for one or more of our technologies in the context of one or more product lines. We are in discussion with Boston Scientific for an expanded relationship involving license fees, milestones and royalties.

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities, nor does the plan contemplate any significant change in the number of employees. We currently employ thirteen full-time individuals.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2004, the Company issued 1,024,075 shares of common stock upon exercise of warrants, receiving aggregate gross proceeds of $397,100. Of the total, 498,000 shares were issued at $.25 per share; 506,950 shares were issued at $.50 per share, and 19,125 shares were issued at $1.00 per share. The Company also exercised the first tranche under a financing agreement with SBI Brightline Consulting, LLC issuing 2,000,000 shares at $.60 per share for gross proceeds of $1,200,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On Tuesday, July 13, 2004, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Company's offices in West Henrietta, New York. At the Meeting, the following directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

Nominee                                               For            Abstain
----------------------------------------------------------------------------
Guenter H. Jaensch                                44,959,177          61,189
Michael L. Weiner                                 44,956,977          63,389
Steven Katz                                       44,974,191          46,175
Ross B. Kenzie                                    44,978,561          41,805
Robert S. Bramson                                 44,972,191          48,175

A proposal was also made to amend the Company's Articles of Incorporation to increase the number of common shares authorized to be issued from 80,000,000 to 125,000,000 shares. The proposal carried by a vote of 43,924,431 for, 952,235 against and 91,700 abstaining.

A proposal to increase the number of shares reserved for issuance under the 2001 Stock Option Plan from 7,000,000 to 13,000,000 was approved by a vote of 9,178,761 for, 1,312,206 against and 132,514 abstaining.

Lastly, stockholders ratified the appointment of Goldstein Golub Kessler, LLP, as independent auditors of the Company for the fiscal year ending February 28, 2005 by a vote of 44,928,302 for, 23,050 against and 17,014 abstaining.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

No.
---
2.1    Articles of Merger                        Incorporated by reference
                                                 to Exhibit 3.2 to Biophan's
                                                 Form 10-KSB for the year
                                                 ended February 29, 2000
                                                 (the "2000 10-KSB")

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

31.1   Certification of C.E.O. pursuant          Filed herewith
       to Rule 13a-14(a)

31.2   Certification of C.F.O. pursuant          Filed herewith
       to Rule 13a-14(a)

32.1   Certification of C.E.O. Pursuant          Filed herewith
       to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of
       the Sarbanes-Oxley Act of 2002

32.2   Certification of C.F.O. Pursuant          Filed herewith
       to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of
       the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a Form 8-K dated June 3, 2004, reporting under Item 2, Acquisition or Disposition of Assets, that the Company executed final agreements for the acquisition of a 51% ownership interest in TE Bio LLC, a newly formed limited liability company that acquired an exclusive license to certain technology from Biomed Solutions, LLC, a related company. On September 21, 2004, the Company filed a Form 8-K/A, reporting under Item 9.01, Financial Statements and Exhibits, the audited financial statements of TE Bio LLC and related pro forma financial information.

The Company filed a Form 8-K dated June 29, 2004, reporting under Item 9, Regulation FD Disclosure, that the Company's CEO, Michael L. Weiner, presented at the Strategic Research Institute's Medical Device Investor and Corporate Development Conference. A transcript of the presentation was attached as an Exhibit.

A Form 8-K dated July 13, 2004 was filed reporting under Item 9, Regulation FD Disclosure, that at the Annual Stockholders Meeting on July 13, 2004, it was announced that John Lanzafame, former President of STS Polymers, which was acquired by Angiotech Pharmaceuticals, is leading Biophan's efforts for the use of the Company's nanomagnetic particle coating technology for drug delivery applications. The Company also announced that Nanoset, LLC, its nanomagnetic particle technology partner, had filed several patents on the technology.

A Form 8-K dated August 19, 2004 was filed reporting under Item 7.01, Regulation FD Disclosure, that the Company held an Investor Conference Call hosted by CEO Michael Weiner. A transcript of the conference call was attached as an Exhibit.

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

Date: October 6, 2004