Form 10QSB
period 2004-11-30
BIOPHAN TECHNOLOGIES INC
filed 2005-01-14
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended: November 30, 2004

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

|X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                Outstanding as of  January 13, 2005
Common Stock, $.005 par value                          74,017,832

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

  Condensed Consolidated Balance Sheets, November 30, 2004 (Unaudited)
   and February 29, 2004                                                    4

  Condensed Consolidated Statements of Operations, Three Months and
     Nine Months Ended November 30, 2004 and 2003 (Unaudited), and from August 1, 1968 (Date of Inception) through November 30, 2004 (Unaudited) 5

  Condensed Consolidated Statements of Cash Flows, Nine Months Ended
   November 30, 2004 and 2003 (Unaudited) and from
   August 1, 1968(Date of Inception) through November 30, 2004 (Unaudited)  6

  Notes to Condensed Consolidated Financial Statements                      7

ITEM 2.  Plan of Operation                                                 10

ITEM 3.  Controls and Procedures                                           16

PART II. OTHER INFORMATION                                                 16

ITEM 1.  Legal Proceedings                                                 16

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds       16

ITEM 3.  Defaults Upon Senior Securities                                   16

ITEM 4.  Submission of Matters to a Vote of Security Holders               16

ITEM 5.  Other Information                                                 16

ITEM 6.  Exhibits                                                          17

         SIGNATURES                                                        18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (the "Company") as of November 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 2004 and 2003, and the statements of cash flows for the nine-month periods ended November 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January  6, 2005

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       November 30, 2004 February 29, 2004
                                                        -------------    ---------------
                               ASSETS                   (Unaudited)
                                                       ------------
Current Assets:
 Cash                                                    $    755,384    $    823,900
 Investments in marketable securities                              --       1,150,000
 Stock subscription receivable                                645,000              --
 Due from related parties                                     382,962          34,222
 Prepaid expenses                                             105,198          69,185
-------------------------------------------------------------------------------------
                                                            1,888,544       2,077,307

Property and equipment, net                                    78,425          61,214

Other Assets:
 Intellectual property rights                                  70,000          70,000
 Investment                                                   100,000              --
 Security deposit                                               2,933           2,933
 Deferred equity placement costs                                   --          19,891
 Deferred tax asset, net of valuation
  allowance of $3,369,000 and $2,926,000,
  respectively                                                     --              --
-------------------------------------------------------------------------------------
                                                              172,933          92,824
-------------------------------------------------------------------------------------
                                                         $  2,139,902    $  2,231,345
=====================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and  accrued expenses                  $    398,015    $    254,058
 Deferred revenues                                            225,000              --
-------------------------------------------------------------------------------------
                                                              623,015         254,058
Stockholders' Equity :
 Common stock, $.005 par value
  Authorized, 125,000,000 shares
  Issued and outstanding, 72,017,832 and
        65,945,011 shares, respectively                       360,089         329,725
 Stock subscription receivable                               (200,000)             --
 Additional paid-in capital                                17,007,447      13,339,289
-------------------------------------------------------------------------------------
                                                           17,167,536      13,669,014
 Deficit accumulated during the
  development stage                                       (15,650,649)    (11,691,727)
-------------------------------------------------------------------------------------
                                                            1,516,887       1,977,287
-------------------------------------------------------------------------------------
                                                         $  2,139,902    $  2,231,345
=====================================================================================


            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        Period from
                                                                                                      August 1, 1968
                                                                                                         (date of
                                              Three Months Ended            Nine Months Ended           inception)
                                                 November 30,                  November 30,                To
                                      ----------------------------    ----------------------------      November 30,
                                          2004            2003           2004            2003             2004
                                      ------------    ------------    ------------    ------------    ------------
Revenues:
 Development payments                 $         --    $     75,000    $         --    $     75,000    $     75,000

Operating expenses:
 Salaries and related                      145,171         119,371         428,193         376,874       2,125,193
 Research and development                  685,469         242,783       1,685,530         682,671       5,361,361
 Professional fees                         351,401         109,233         546,167         364,909       3,123,258
 Write-down of intellectual
  property                                      --              --              --              --         530,000
 General and administrative                558,740         198,727       1,426,227         423,173       3,188,903
                                      ------------    ------------    ------------    ------------    ------------

                                         1,740,781         670,114       4,086,117       1,847,627      14,328,715
                                      ------------    ------------    ------------    ------------    ------------

Operating loss                          (1,740,781)       (595,114)     (4,086,117)     (1,772,627)    (14,253,715)

Other income(expense):
 Interest expense                               --        (142,886)             --        (387,551)     (1,730,923)
 Interest income                             2,555             113           8,539           1,377          55,117
 Other income                               33,534          10,169         118,656          75,493         433,315
 Other expense                                  --              --              --              --         (65,086)
                                      ------------    ------------    ------------    ------------    ------------

                                            36,089        (132,604)        127,195        (310,681)     (1,307,577)
                                      ------------    ------------    ------------    ------------    ------------

Loss from continuing operations         (1,704,692)       (727,718)     (3,958,922)     (2,083,308)    (15,561,292)

Loss from discontinued operations               --              --              --              --         (89,357)
                                      ------------    ------------    ------------    ------------    ------------

Net loss                              $ (1,704,692)   $   (727,718)   $ (3,958,922)   $ (2,083,308)   $(15,650,649)
                                      ============    ============    ============    ============    ============

Loss per common share-basic
    and diluted                       $      (0.02)   $      (0.02)   $      (0.06)   $      (0.05)
                                      ============    ============    ============    ============

Weighted average shares outstanding     70,029,872      43,946,562      68,030,968      40,359,446
                                      ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           Period from
                                                                                                         August 1, 1968
                                                                                                            (date of
                                                                               Nine Months Ended           inception)
                                                                                  November 30,                 to
                                                                            2004              2003      November 30, 2004
                                                                       --------------   ---------------  --------------
Cash flows used for operating activities:
  Net loss                                                             $  (3,958,922)   $  (2,083,308)   $ (15,650,649)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation                                                             20,825           17,439           84,998
     Realized and unrealized losses on marketable
       securities                                                                 --               --           66,948
     Accrued interest on note converted to common stock                           --           11,998           11,998
     Amortization of interest on convertible notes payable                        --          337,352        1,050,950
     Write-down of intellectual property rights                                   --               --          530,000
     Amortization of discount - related payable                                   --               --           75,000
     Issuance of common stock for services                                        --               --          101,108
     Issuance of common stock for interest                                        --               --          468,823
     Grant of stock options for services                                     110,000          230,000        1,862,800
     Expenses paid by stockholder                                                 --               --            2,640
Changes in operating assets and liabilities:
  (Increase)decrease in advances receivable                                       --           10,127               --
  (Increase)decrease in due from related parties                            (348,740)         (50,521)        (382,962)
  (Increase)decrease in prepaid expenses                                     (36,013)          29,364         (105,198)
  Increase in security deposits                                                   --               --           (2,933)
  Increase(decrease) in accounts payable and
     accrued expenses                                                        143,957          315,620          384,684
  Increase(decrease) in due to related parties                                    --           (4,547)         (43,496)
  Increase in deferred revenues                                              225,000               --          225,000
                                                                       -----------------------------------------------
                                                                          (3,843,893)      (1,186,476)     (11,320,289)
                                                                       -----------------------------------------------
Cash flows provided by investing activities:
  Purchases of fixed assets                                                  (38,036)         (21,625)        (163,423)
  Sales of marketable securities                                           1,150,000          302,000        2,369,270
  Purchase of investment                                                    (100,000)              --         (100,000)
  Purchases of marketable securities                                              --               --       (2,436,218)
                                                                       -----------------------------------------------
                                                                           1,011,964          280,375         (330,371)
                                                                       -----------------------------------------------
Cash flows provided by financing activities:
  Proceeds of bridge loans                                                        --               --          986,500
  Loan from stockholder                                                           --               --          143,570
  Line of credit borrowing from related party                                     --          200,950          550,950
  Line of credit payments                                                         --          (55,000)         (72,500)
  Proceeds from sales of capital stock                                     1,655,000          281,663        9,018,849
  Exercise of options                                                         12,500          427,847          440,347
  Exercise of warrants                                                       811,300               --        1,144,144
  Short swing profits                                                        306,720               --          306,720
  Deferred equity placement costs                                            (22,107)          70,538         (112,536)
                                                                       -----------------------------------------------
                                                                           2,763,413          925,998       12,406,044
                                                                       -----------------------------------------------
Net increase(decrease) in cash                                               (68,516)          19,897          755,384

Cash, beginning                                                              823,900           48,935               --
                                                                       -----------------------------------------------
Cash, ending                                                           $     755,384    $      68,832    $     755,384
                                                                       ===============================================

Supplemental schedule of noncash investing and financing activities:
   Common stock issued for subscription receivable                     $     845,000    $          --    $     845,000
                                                                       ===============================================

    Intellectual property acquired through issuance of
      capital stock and assumption of related party
      payable                                                          $          --    $          --    $     175,000
                                                                       ===============================================

    Acquisition of intellectual property                               $          --    $          --    $     425,000
                                                                       ===============================================

    Issuance of common stock upon conversion
      of bridge loans                                                  $          --    $     143,570    $   1,142,068
                                                                       ===============================================

    Issuance of common stock upon conversion
      of related party loans                                           $          --    $     183,950    $     978,450
                                                                       ===============================================

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2004

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of November 30, 2004 and for the three-month and nine-month periods ended November 30, 2004 and 2003 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year.

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

ORGANIZATIONAL HISTORY:

The Company was incorporated under the laws of the State of Idaho on August 1, 1968. On January 12, 2000, the Company changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. The Company's stock currently trades over-the-counter under the symbol BIPH. The corporate headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, New York 14586.

The Company was inactive until December 1, 2000, when the LTR Antisense Technology, Inc., a New York corporation ("LTR"), was acquired from Biomed Solutions, LLC (formerly Biophan, LLC), a New York limited liability company ("Biomed"), in a share for share exchange. As a result of the exchange, LTR became a wholly owned subsidiary of the Company. LTR owns multiple patents for proprietary HIV antisense gene therapy technology. At the same time, the Company acquired intellectual property rights, including a pending patent to MRI-compatible pacemaker technology from Biomed for future consideration of $500,000.

PRINCIPAL BUSINESS ACTIVITIES:

The Company is in the development stage and is expected to remain so for at least the next several quarters. The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result the competitiveness, of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). Over the past year the Company has developed additional technologies for improving MRI contrast agents; for improved drug elution and drug delivery systems, including an MRI safe and image compatible ceramic motor; a system for generating power for implantable devices from body heat, and a series of implantable devices including an MRI-visible vena cava filter.

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

                                                        Three Months Ended            Nine Months Ended
                                                            November 30,                 November 30,
                                                       2004           2003          2004           2003
                                                  ---------------------------------------------------------
Net loss - as reported                            $(1,704,692)   $  (727,718)   $(3,958,922)   $(2,083,308)

Add: Stock-based employee compensation expense
  included in reported net loss, net of
  related tax effects                                  40,000         30,000        110,000         90,000

Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                             (74,000)       (65,000)      (203,000)      (179,000)

                                                  --------------------------------------------------------
Net loss - pro forma                              $(1,738,692)   $  (762,718)   $(4,051,922)   $(2,172,308)
                                                  ========================================================

Basic and diluted loss per share - as reported    $      (.02)   $      (.02)   $      (.06)   $      (.05)
                                                  ========================================================

Basic and diluted loss per share - pro forma      $      (.02)   $      (.02)   $      (.06)   $      (.05)
                                                  ========================================================

DUE FROM RELATED PARTIES:

This balance consists of the following at November 30, 2004:

Expenditures made on behalf of and expenses allocable to
affiliated entities, generally paid
within 30 days                                                      $102,931

Section 16(b) short swing profits due from Biomed Solutions, LLC in connection with sale of convertible note by Biomed; amount was received in
December 2004                                                        280,031
                                                                    --------
                                                                    $382,962
                                                                    ========

PREPAID EXPENSES:

Prepaid expenses at November 30, 2004 consist of the following:

Prepaid royalties                                                   $ 25,000
Prepaid legal fees                                                    20,000
Prepaid insurance                                                     39,009
Prepaid supplies                                                      18,125
Other                                                                  3,064
                                                                    --------
                                                                    $105,198
                                                                    ========

INVESTMENT:

Represents a 10% investment in common stock of New Scale Technologies, Inc., stated at cost.

DEFERRED REVENUES:

Represents development payments received from a strategic partner which will be recognized as revenue upon completion of the deliverables outlined in the contract.

CHANGES IN EQUITY:

During the quarter ended November 30, 2004, 129,147 shares of common stock were issued upon exercise of warrants and options . Proceeds of $34,900 were received increasing the capital stock account by $646 and additional paid-in capital by $34,254. Additional paid-in capital was also increased by $40,000 of expense related to stock options granted for services and by $280,031 of profits from a related company owed pursuant to the "short swing profit" rules of Section 16(b) of the Securities and Exchange Act of 1934.

Also during the quarter, the Company exercised the second tranche under the SBI financing agreement for 2,000,000 shares at $.65 per share for a total of $1.3 million. Of this amount, $1.1 million has been received to date.

In December, the third tranche of 2,000,000 shares at $.70 was exercised for a total of $1.4 million.

ITEM 2.  PLAN OF OPERATION

Market Expansion

The Company is in the development stage and is expected to remain so for at least the next several quarters. Our primary mission is to develop and commercially exploit technologies for improving the performance, and the corresponding competitiveness, of biomedical devices manufactured by third party companies. We possess technologies designed to enable biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). Over the past year we have been developing:

      o     additional technologies for improving MRI contrast agents;
      o     technology to improve drug elution and drug delivery systems;
      o     an MRI safe and image compatible ceramic motor;
      o a system for generating power for implantable devices from body heat; and
      o a series of implantable devices including an MRI visible vena cava filter.

We have successfully demonstrated effective solutions for making devices which use long metal wire leads, such as pacemakers, defibrillators, neurostimulators, et al, safe for use with MRI and that these solutions provide a meaningful margin of safety. Our solutions address both the problems of device heating and induced voltages in pacemakers, defibrillators, and neurostimulators, which are the two primary problems associated with the use of MRI for patients with these devices. Today, approximately 3 million people have devices that cause them to be denied access to MRI when needed, due to safety concerns and regulatory (FDA and other) contraindications.We believe that if manufacturers of these devices incorporate our solutions into their products, they can be made safe for use with MRI.

Additionally, there is a rapidly growing field of medicine known as minimally invasive surgery, using devices such as guidewires and catheters to do many procedures in cardiology, oncology and other specialties. The majority of procedures are done in catheter labs equipped with X-ray or fluoroscopy devices for imaging and guiding the procedures. Many of these devices do not offer the advantages of tissue visualization and discrimination provided by MRI. The combined problems of device safety (they heat up and may induce electrical stimulation), and the image artifacts created by these devices in MRI, have limited the use of MRI machines in this rapidly growing area of medicine. The desire and need for MRI is demonstrated by the advent of catheter labs which have both X-ray devices for guiding devices into the body, and MRI machines for evaluating progress and observing tissue and results. In these new operating theaters, the patients are moved back and forth on a conveyor belt-like system between the imaging devices. For the past four years, Biophan has been actively engaged in solving the complex problems associated with device safety and imaging under MRI that cause this odd and expensive combination of devices. With the advent of our solutions, however, the industry has the opportunity to develop MRI safe and image compatible devices that can be used with MRI.

Biophan has two solutions for resolving the heating of braided metal wire objects such as pacemaker leads (in which we include pacemaker and defibrillator leads) and neurostimulator leads (including deep brain stimulation, or DBS, systems for Parkinson's and epilepsy; systems for pain control, etc.). One solution is an RF filter, licensed from Johns Hopkins exclusively for implantable devices, which can resolve lead heating (it is the metal wire lead connecting a device to the body that is the cause of most of the MRI safety problems). Additionally, to resolve the problems associated with very long metal wires such as surgical guidewires and catheters, we have been engaged in previously secret work within Biophan to develop "anti-antenna geometries" in these leads. By slightly altering the way the leads are made, we can create self-canceling attributes that resolve the radio frequency related problems that cause the heating in the lead. An additional anti-antenna geometry significantly reduces induced voltages. Together, these solutions allow making an MRI-safe lead and device. Several broad patents for this innovation were filed several years ago, and one recently issued. As a result, we have now publicly disclosed our solutions, and we have demonstrated the success of our approach to prospective customers and industry experts. We have begun manufacturing samples of devices modified with our solution, which is extremely cost effective. We have modified a pacemaker lead for a pacemaker company concerned with pacemaker safety, which is currently being evaluated by that company.

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

We have demonstrated that we can make stents visible within an MRI machine using this method. It works. Researchers in Europe have also demonstrated at conferences that this approach works, and there are some stents shipping in Europe using this approach. The solution requires a change in the way most stents are made. We recently filed nine continuations of our original patent application, applying this innovation to other devices, such as stents, guidewires and catheters. The stent, guidewire and catheter businesses are very large and have many players who compete with one another for competitive advantage. This solution to both heating and stent imaging has broad implications. During this quarter we received an issued patent, U.S. 6,829,509 for anti-antenna geometries, which we believe, along with Johns Hopkins patent U.S. 5,217,010, for which we hold an exclusive license for implanted medical devices, gives us a dominant position in the emergence of MRI safe devices using long wire leads, such as pacemakers, defibrillators, deep brain stimulators, pain devices, and many others.

Additionally, our primary work for resolving image artifacts that occur when imaging devices in the body with MRI uses thin film nanomagnetic particle coatings, developed by Nanoset, LLC, in collaboration with Biophan. We recently produced MRI images showing an aluminum rod which could not be seen in the MRI image, and next to it showed two identical rods which were quite visible, as a result of having our thin film coating applied. Additionally, the tip of these rods had a bright "glow", making it easy to spot in the MRI image. This image is available on our web site at www.biophan.com. This capability is part of the suite of technologies that can help make MRI a viable solution for interventional diagnostics and surgery. Once again , we have a solution that works, covered by both issued and pending patents. We are also working on coatings that can improve visibility under MRI using thin film coatings described above. The advantage of a coating solution is that a manufacturer with a product in the market or in development does not have to radically change the physical design manufacturing process. Thus, the coating solution, which we are pursuing, has broad applications for the rapidly growing stent market.

There is increasing industry interest in these approaches to making devices imageable under MRI. The solution has to be applied to the device itself, and is not something that can be incorporated in the MRI machine. However, the solution is of interest to MRI manufacturers we have met with, all of whom benefit from seeing the aforementioned expansion in the use of MRI for interventional medicine and expanded diagnostics (as with stents, and other applications). MRI is also used extensively in oncology, due to its ability to discriminate tissue types.

Image compatibility also has benefits to the pacemaker device manufacturers. The goal of making pacemakers safe for MRI is to allow a pacemaker patient to receive an MRI scan for staging a cancer operation, and subsequent follow-up, or to diagnose a brain tumor, or back or knee problem, etc. However, a device made safe will still cause a significant image artifact where the pacing lead enters the heart or, in the case of a neurostimulator, where that device lead enters to brain, or the spinal cord, etc. By adding "image compatibility" to a pacemaker made safe, it may be possible to enable a pacemaker patient to one day have an MRI angiogram, and avoid having an invasive procedure. Similarly, a patient with a Deep Brain Stimulator (DBS) device can undergo a full power MRI of the brain if their lead is not only safe, but also image compatible.

To manage the growing R&D and customer interactions in the MRI technology business and the biothermal business, we have expanded our staff to support these projects. John Lanzafame, an experienced medical device executive, joined Biophan in September as President of Biophan's Nanolution subsidiary, focused on leveraging recent discoveries in nanotechnology such as Biophan's use of nanomagnetic particles for the purposes of drug delivery and drug elution from devices. Mr. Lanzafame has 15 years experience in the medical device industry, most recently as President of STS Biopolymers, a company specializing in customized surfaces, including drug eluting coatings for stents and indwelling catheters. STS Biopolymers was acquired in late 2003 by Angiotech Pharmaceuticals, which licensed the use of paclitaxel on stents to Boston Scientific. Mr. Lanzafame has experience in drug delivery, product development and sales and marketing, and will bring his breadth of experience both to the newly formed drug delivery division, as well as to assist in development and marketing of the MRI-related products.

We have retained Tim Bibens, formerly Director of Operations for the Ortho Clinical Diagnostics, a J & J company, and prior to that a Supply Chain Manager at Allied Signal, to oversee our MRI safety and image compatibility projects, reporting to Jeff Helfer, our VP- Engineering.

Sarah Cooper, formerly a research fellow and chemical engineer at NASA's Ames Center for Nanotechnology, has been an active participant in the biothermal battery project. Ms. Cooper's fellowship ended in September 2004, and she has joined us as a consultant, based in Menlo Park, working on the biothermal battery project we have underway with NASA's Ames Center for Nanotechnology. As part of this arrangement, we have jointly designed with NASA a new nanomaterial reactor which is under contract to be built. The reactor will be based at NASA and utilized for experiments with proprietary new biothermal materials under the direction of Ms. Cooper and NASA personnel.

We have retained additional technical consultants to augment our staff's research and development efforts on the MRI safety and compatibility project and the biothermal battery project. Over thirty professionals, both full time and part time, now constitute the Biophan scientific and engineering organization.

We coduct our thin film coating research and development at Alfred University, in coordination with Nanoset, LLC. To facilitate this, we have helped Alfred construct a clean room facility to be used for our coating experiments and sample preparation. We have also entered into a consulting contract with Isoflux in Rochester, New York, a leading developer of plasma coating equipment, such as that used to coat stents and long metal wires. Isoflux is headed by Dr. David Glocker, formerly head of the thin film R&D Group at Eastman Kokak Company, to assist in our device coatings experiments, testing, and design. Dr. Glocker is also a member of the Biophan Scientific Advisory Board.

Dr. Frank Shellock, a world renowned leader in MRI safety testing, has also joined the Scientific Advisory Board, and has conducted testing and research with Biophan' scientists. Dr. Shellock co-authored a paper on MRI lead heating of pacing leads with Robert Gray of Biophan, and the paper was accepted and presented at the Radiological Society of North America (RSNA) Conference Proceedings in Chicago, in November, 2004.

We currently enjoy a leadership position in developing technologies designed to make implanted medical devices, such as pacemakers, safe for use with MRI and other diagnostic imaging tools. We have also developed technologies that allow medical devices to be used for interventional procedures, under MRI, without the heating problems that can cause tissue damage or imaging problems which can obscure the outcome of the procedures. Today most interventional procedures are performed under X-ray, CT-scan, or fluoroscopy and expose both physicians and patients to ionizing radiation. Physicians need to wear heavy lead aprons that can cause back problems, etc., and patients are sometimes exposed to substantial radiation doses. If the MRI safety and compatibility issues of interventional devices were solved and devices were on the market, we believe that there would be a significant migration of procedures, over time, to use with MRI.

As a result of the growing awareness of the problems outlined here and our broad patent portfolio, we are seeing an increased interest from the medical device industry in our solutions. We are in various stages of discussions and negotiations with an expanded group of companies, both in the United States, and abroad, regarding the utilization of our technology. The value to our prospective customers is competitive advantage with the potential to gain increased market share.

Strategic Partnerships

In June 2004, we acquired a 51% interest in TE Bio LLC, a company developing an implantable biothermal battery using body heat gradients to power medical devices such as pacemakers, defibrillators, and drug pumps. The biothermal battery technology is based on a patented innovation in the utilization of thermoelectric materials, using nanoscale-based, thin-film materials to convert thermal energy produced naturally by the human body into electrical energy. The resulting power can be used to "trickle charge" batteries for medium-power devices such as defibrillators, or directly power low-energy devices like pacemakers. It is enabled by nanotechnology which provides the ability to put thousands and thousands of small semi-conductor nodes that convert heat to electricity in a space about the size of one or two postage stamps. We presented the technology at the NASPE Heart Rhythm Society meeting in San Francisco earlier this year and received substantial industry interest from major device manufacturers. We have recruited several consultants experienced in this technology to assist us in developing it.

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

Also in June 2004, we announced that we had acquired from New Scale Technologies, Inc. the exclusive worldwide distribution rights for the medical market for New Scale's ceramic "SQUIGGLE(TM) motor", including the multi-billion dollar drug delivery market. Developed to meet the growing demand for high precision, low cost actuation devices, the motor is currently on the market generating revenues and is available for OEM integration today. The motor uses no metal wire windings (one of the primary causes of image interference under MRI), is capable of both linear and rotational movement, and can move forward and backwards several inches at nanometer increments, thereby providing a controllable drug release environment.

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

This product also fits in with our strategic plan to be a provider of proprietary new technologies to our OEM customers and prospects. While we continue to offer solutions that will one day enable all biomedical devices to be MRI-safe and image compatible, we have expanded our focus to provide additional, proprietary innovations to our customers. We continue to maintain an ongoing and in-depth dialogue with both research and development and business development executives at many of the largest manufacturers of biomedical device companies. This interaction gives us a broad view of the short- and long-term needs of these companies for support of both their current and future product lines.

We share gross profit equally with New Scale Technologies, the inventor and manufacturer of the ceramic motor. Biophan provides sales and marketing, and a $25,000 quarterly advance, reconcilable against current year sales, to New Scale, which enables New Scale to further develop unique capabilities for the medical market. The motor is already on the market for non-medical applications and evaluation units are being sold to customers around the world. The motor is currently under review by several biomedical device manufacturers of drug pumps and other devices.

We have entered into a letter of intent to acquire a majority interest in AMRIS GmbH, a leading German-based developer of MRI-safe and image-compatible technology solutions and biomedical devices, for a combination of cash, restricted stock and options payable over a four-year period. Under the arrangement, Biophan will also acquire the exclusive license to fifteen issued and pending patents covering imaging of devices such as stents and other vascular implants, significantly expanding the Company's intellectual property portfolio. The parties are expected to complete the due diligence process and execute the definitive purchase agreement by January 31, 2005.

When completed, the acquisition of this interest in AMRIS will provide Biophan with innovative products, technologies, and scientific expertise that extend Biophan's intellectual property portfolio of medical solutions in the fast-growing marketplace of products and procedures that are compatible with Magnetic Resonance Imaging (MRI).

Following the acquisition, AMRIS will be renamed Biophan Europe, and Michael Friebe, Ph.D., will continue as president. Dr. Friebe will join the Biophan board of directors. AMRIS' Scientific director and Chief Technology Officer, Andreas Melzer, M.D., will join the Biophan Scientific Advisory Board and lead many of Biophan's device developments.

Dr. Friebe is a scientist and entrepreneur trained in MRI related physics at the University of California at San Francisco, one of the world's leading biomedical research centers, and at the University of Witten in Germany. He later started and then sold NEUROMED AG, later renamed UMS NEUROMED after being acquired by United Medical Systems (UMS), a publicly-traded German company. Dr. Friebe is a well-regarded radiology/cardiology oriented entrepreneur with an extensive business and customer network.

Dr. Melzer is a professor of applied biomedical engineering, Director and Chairman of the Board at the Institute for Medical Technologies and Management in Medicine INSITE med. at the University of Applied Sciences in Gelsenkirchen, Germany. He also holds a clinical position as part-time staff radiologist at the Department of Diagnostic and Interventional Radiology at St. Mary's Hospital Buer in Gelsenkirchen, Germany. Dr. Melzer has over 15 years of experience in the development of medical technology for laparo-endoscopic surgery, interventional radiology, Interventional and Intraoperative MRI and MR compatible Robotics, surgical instrumentation, and Nitinol devices. He has co-invented and patented some of the most exciting and important innovations in imaging of medical devices under MRI and he continues to develop and invent. As a practicing physician in radiology, Dr. Melzer has a unique understanding of the needs of patients, the medical device community, the physicians conducting procedures under MRI, and the scientific solutions that are possible. He has co-invented more than 30 patents and has authored over 150 publications. Additionally, Dr. Melzer is engaged as co-organizer, chairman, and invited speaker of various medical conferences and is a board member of several medical societies, as well as professional committees.

Among the AMRIS technology assets are an MRI-visible catheter marker, an MRI-visible stent, a vena cava filter which is in late-stage development, and a series of MRI-visible medical devices in development. The Company's management and research staff provide world-class intellectual expertise in the field of MRI compatibility, and have been awarded several million dollars in upcoming grants from government agencies to develop its next-generation biomedical technology for MRI. AMRIS and its principals have contractual and consulting agreements with many of the world's leading biomedical device and MRI machine manufacturers.

Leveraging strategic partnerships is vital to our mission. In November 2003, we announced that we had entered into a joint development agreement with Boston Scientific, a major medical device manufacturer. We have successfully completed the first phase of a multi-phase development plan with Boston Scientific. We are currently in the second and third phases of this program. Relationships such as this one help us validate our technology and also develop potential sales channels. We have entered into non-disclosure agreements with a number of major manufacturers of implanted biomedical and related devices. We are discussing with these companies potential strategic partnership arrangements that may include joint development projects, original equipment manufacturing arrangements and licensing agreements.

The recent issuance of several new patents, the intended acquisition of an interest in AMRIS and its broad issued and pending patents, and progress in demonstration of our technology, such as our presentation at RSNA, have significantly improved our visibility within the medical device community. As a result, the number of serious prospects in discussions with us has expanded considerably. We have reached a basic understanding with Boston Scientific on the content of a proposed term sheet for an equity investment and a license that includes a combination of exclusive and non-exclusive devices, and will include various licensing, milestone and royalty payments. We anticipate entering into an agreement with them and, as we have previously stated, this will provide us with the capital needed for listing on a major stock exchange

In November 2003, we recorded $75,000 as a development payment from Boston Scientific for prototype development of a prospective product adaptation. The development activities related to this payment have been completed. We are currently in the second phase of this agreement and have received $225,000 as an advance payment for the second and third phases. These phases are underway and are proceeding in a manner satisfactory to the customer, but they have not yet been completed to the point where we can recognize the advance payment as revenue.

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

Discussions with these device manufacturers indicate a need for, and an interest in, solutions to additional problems based on our technology. We previously used both surrogate devices (such as copper rings) and actual manufactured implantable products, in a gel phantom, to demonstrate our ability to accurately image devices and their interior spaces in a manner that could not be done previously. The AMRIS technology builds extensively on our base and provides an additional ten years of expertise.

Additionally, as part of the AMRIS acquisition we will have access to additional research grants which will enable us to further demonstrate the effectiveness of our products and capabilities. Since entering into the AMRIS letter of intent we have also expanded the scope of products in discussion for prospective licensing agreements, in addition to licensing discussions underway between AMRIS and certain device manufacturers.

Part of our strategic initiative for the current fiscal year will include expanding our technology offerings to the companies with whom we are already in discussions or collaborating. These arrangements may include payments for R&D, licensing, equipment and materials purchases, milestone payments, as well as possible strategic investments.

Our business plan does not include funding for FDA approvals. Rather, our strategy is to supply solutions to the major biomedical device manufacturers, who will incorporate our technology into their existing and future product lines. It will be the responsibility of these manufacturers to apply for and receive FDA approval of their products. Since our technologies are made of known biocompatible, non-toxic materials, and since we do not change the method by which the devices conduct diagnostic and/or therapeutic functionality, we anticipate reasonable timeframes for our customers to obtain FDA approvals of devices that add our capability for safety and/or image enhancements.

Acquisition of Intellectual Assets

We currently have an overall estate of 104 patents, inclusive of those assigned and licensed, and including filed applications and allowed and issued patents.

From the perspective of ownership:

o 40 are licensed from Nanoset, LLC, Johns Hopkins University, and Dr. Deborah Chung; these deal with MRI safety and compatibility, as well as MRI contrast agents and other nanoparticles technology.
o 3 are licensed by TE Bio LLC, which is in turn majority controlled by Biophan; these deal with Biothermal power technology.
o 1 is a patent applied for by New Scale Technologies, Inc. covering a miniature ceramic motor. Biophan has exclusive marketing and distribution rights for medical applications of this technology.
o 60 are directly assigned to Biophan; these deal with MRI safety and compatibility and a variety of other medical device opportunities.

Of the 104:

o     25 have issued as U. S. patents.
o     11 have been allowed and will issue as patents in the near future.
o     68 are patent applications in various stages of prosecution in the USPTO.

The patents also include those licensed from Nanoset, LLC. Nanoset's technology can be used to reduce image artifacts on implantable and interventional medical devices and for a new class of applications to enhance the uptake, release and monitoring of drugs in medical device coatings. TE Bio is developing our biothermal battery technology.

In addition, as part of the contemplated transaction to acquire an interest in AMRIS GmbH, we will acquire the worldwide exclusive rights to a significant patent portfolio totaling fifteen issued and pending patents covering critical capabilities needed by the medical industry as the use of MRI interventional medicine and MRI diagnostics for examination of stents and other implants becomes standard medical procedure. This acquisition and related licensing deal will bring the Biophan patent portfolio to 107 U.S. patents, licenses, or applications, in addition to 12 pending European patents.

On an ongoing basis, we are aggressively pursuing internal research and development projects, as well as sourcing leading-edge providers of related technologies. Intellectual property, such as technology solutions and patents, may be developed internally, through joint ventures, licensed in, or purchased. To ensure the continuing value of our intellectual assets, we intend to aggressively defend our patents and licensed technology, both domestically and abroad.

Financing Activities

On February 5, 2004, we entered into a second stock purchase agreement with SBI Brightline Consulting, LLC that obligates SBI to purchase, upon our election, up to 17,750,000 shares of our common stock for an aggregate purchase price of $25 million. SBI is not obligated to purchase shares pursuant to this stock purchase agreement unless the resale of the shares by SBI is registered under the Securities Act. Only 6,000,000 shares covered by this stock purchase agreement were registered for resale by SBI, because we previously had insufficient authorized shares. SBI is not obligated to purchase the unregistered shares covered by the stock purchase agreement until we have registered the resale of such shares by SBI and then only upon our election. Our shareholders approved the proposal to amend our articles of incorporation to increase the number of authorized shares at the Annual Meeting of Shareholders in July 2004. During the quarter ended August 31, 2004, we sold the first tranche of 2 million shares for $1.2 million. During the current quarter ended November 30, 2004, we sold the second tranche of 2,000,000 shares for $1.3 million. In December, we exercised the third tranche of 2,000,000 shares for $1.4 million thereby selling all the shares that are currently registered. This was done to fund the expected acquisition of the German subsidiary without impeding our own development and marketing activities, and to provide a cushion of additional capital towards our goal of a major exchange listing although an expected capital investment from a strategic partner may prove more than adequate to meet the capital requirement for a listing. We will, at some point in the future, decide whether to register additional shares for resale by SBI, which will give us the right to sell additional shares under the stock purchase agreement. The balance of the SBI commitment, 2 million shares at $.80 and up to 9.75 million shares at $2.00, would provide an average price of $1.80, if we were to exercise the full remaining amount of $21.1 million.

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

We estimate that to satisfy our projected cash requirements over the next 12 months we will need to supplement our current available cash with approximately $ 3.4 million of additional capital. We expect to raise this additional capital from the proceeds of additional sales of our common stock pursuant to the SBI stock purchase agreement (the resale of which shares will be required to be registered) and/or the proposed equity investment by a strategic partner. Our estimate of our cash requirements for the next 12 months is as follows:

Research and product development  expenses                             $     2,300,000

Operating expenses, including administrative salaries and benefits, office expenses, rent expense, legal and accounting, publicity,
 investor  relations                                                   $     3,200,000

Cash payments for AMRIS acquisition                                            925,000
                                                                       ---------------

            Total estimated cash requirements for next twelve months   $     6,425,000
                                                                       ===============

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities, nor does the plan contemplate any significant change in the number of employees. We currently employ thirteen full-time individuals.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      During the three months ended November 30, 2004, the Company issued 70,000 shares of common stock upon exercise of warrants, receiving aggregate gross proceeds of $22,400, and issued 34,148 shares upon exercise of cashless warrants. In connection with the issuance of shares upon the exercise of the warrants, the Company relied on an exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities ACt"), because the issuance did not constitute a public offering. The warrants were originally issued in January 2002 in a transaction exempt pursuant to Rule 506 under Securities Act, based on the following facts:

      (i) the shares and warrants were sold only to accredited investors with whom Biophan or Westbay, its finder, had a pre-existing relationship;

      (ii) neither Biophan nor the finder offered to sell the securities by any form of general solicitation or general advertising;

      (iii) no Regulation D offering took place within the six months prior to the commencement of the offering;

      (iv) each purchaser represented that he had purchased the securities for his own account, for investment; and

      (v)   the securities were issued with restrictive legends.

The Company also exercised the second tranche under a financing agreement with SBI Brightline Consulting, LLC issuing 2,000,000 shares at $.65 per share for gross proceeds of $1,300,000. This transaction was treated as completed at the time of the signing of the stock purchase agreement and was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering.

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

31.1   Certification of C.E.O. pursuant          Filed herewith
       to Rule 13a-14(a)

31.2   Certification of C.F.O. pursuant          Filed herewith
       to Rule 13a-14(a)

32.1   Certification of C.E.O. Pursuant          Filed herewith
       to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of
       the Sarbanes-Oxley Act of 2002

32.2   Certification of C.F.O. Pursuant          Filed herewith
       to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of
       the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOPHAN TECHNOLOGIES, INC.
       (Registrant)

By: /s/ Michael L. Weiner
----------------------------------------
Name:  Michael L. Weiner,
Title:  Chief Executive Officer

By: /s/ Robert J. Wood
----------------------------------------
Name:  Robert J. Wood
Title:  Chief Financial Officer

Date: January 14, 2005