Form 10KSB
period 2005-02-28
BIOPHAN TECHNOLOGIES INC
filed 2005-05-27
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------
                                        -

                                   FORM 10-KSB
                      -------------------------------------

(Mark One)

|X| Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended February 28, 2005. or

|_| Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ________to__________.

                         Commission File Number 0-26057

                           BIOPHAN TECHNOLOGIES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                             82-0507874
 -----------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                             identification no.)


   150 Lucius Gordon Drive, Suite 215                              14586
        West Henrietta, New York                                 ---------
---------------------------------------                          (Zip code)
(Address of principal executive offices)


                                 (585) 214-2441
                            -------------------------
                            Issuer's telephone number

       Securities registered under Section 12(b) of the Exchange Act: None

        Securities under Section 12(g) of the Exchange Act: Common Stock,
                                 $.005 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer had no revenues for its most recent fiscal year ended February 28, 2005.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of May 25, 2005 was $161,159,973.

The number of outstanding shares of the registrant's Common Stock, $.005 par value, as of May 25, 2005 was 74,471,997 shares.

DOCUMENTS INCORPORATED BY REFERENCE

                  Not applicable

Transitional Small Business Disclosure Format: Yes |_|  No |X|

                                TABLE OF CONTENTS

                                                                                  Page

                                     PART I

     Item 1.  Description of Business                                              4

     Item 2.  Description of Property                                              19

     Item 3.  Legal Proceedings                                                    19

     Item 4.  Submission of Matters to a Vote of Security Holders                  19

                                     PART II

     Item 5.  Market for Common Equity and  Related Stockholder Matters            19

     Item 6.  Plan of Operation                                                    21

     Item 7.  Financial Statements                                                 28

     Item 8.  Changes in and Disagreements With Accountants on Accounting and
                   Financial Disclosure                                            F-19

     Item 8A. Controls and Procedures                                              F-19

     Item 8B. Other Information                                                    F-19

                                    PART III

     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act               29

     Item 10. Executive Compensation                                               34

     Item 11. Security Ownership of Certain Beneficial Owners and  Management
                   and Related Stockholder Matters                                 37

     Item 12. Certain Relationships and Related Transactions                       39

     Item 13. Exhibits                                                             41

     Item 14. Principal Accountant Fees and Services                               45

    SIGNATURES                                                                     46

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-KSB contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY BUSINESS

The Company is a technology development company with a strong market focus. We solve real-world technical challenges and limitations facing the medical device industry and, when selecting a specific market opportunity to address, generate a wide range of potential technical solutions. Each of the technical solutions that we pursue is protected by intellectual property to ensure that solutions have the capability of being effectively marketed by the Company. Whenever possible, we attempt to create and patent multiple solutions for any given technology challenge.

Our multiple solutions for stent imaging and for pacemaker safety are examples of this approach. These solutions allow us to offer a large manufacturer an opportunity for a sustainable competitive product advantage, making it much more attractive for the manufacturer to make the necessary investments in product development, regulatory approvals, and marketing; as well as pay appropriate compensation to the Company for access to the technology.

This approach has resulted in the development of a range of core technologies within the Company, and our presence in a number of different, but closely related, segments of the medical device market. We are aggressive in our development and defense of our intellectual property assets and have an intellectual property portfolio several times the size of many comparably sized companies.

Over the past year, we have been acquiring and developing:

      o Technology to improve vascular stents so they can be imaged with MRI to detect the presence of restenosis (blockage) after implantation;

      o Technology to enable the development of an MRI visible vena cava filter, which allows MR imaging of blood clots that may be present prior to removal of the device;

      o Technology to enhance the MRI safety and MRI image compatibility of pacemakers, defibrillators, neurostimulators, pain control devices, drug pumps, and virtually any implanted or interventional device which has elongated metal leads or metal components;

      o     Technologies to improve MRI contrast agents;

      o Markets for our MRI safe and image compatible ceramic motor, the Squiggle(TM) motor;

      o A system for generating power for implantable devices from body heat, in cooperation with NASA; and

      o Technology to improve drug elution and drug delivery systems, including providing "active release" using non-invasive or minimally invasive activation.

Over the past five years, our work in these technology areas, including development and accumulation of intellectual property, has allowed us to demonstrate working solutions for many of the critical MRI safety and imaging limitations associated with both implantable and interventional medical devices. Over $12 billion worth of medical devices ship each year with these technical limitations. We are continually demonstrating these solutions with medical device manufacturers and are at various stages of discussion and contract negotiation on the deployment of these solutions into existing and new generations of medical devices.

TECHNICAL TERMINOLOGY

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

      o The term "active" refers to an implantable device or surgical implement that uses optical, electrical and/or other energy to sense or transmit information and/or modify or treat diseased tissue. Examples include pacemakers and related devices, catheter imaging devices, and drug pumps, all of which may be affected during MRI.

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

      o Nanomagnetic materials consist of ultra-fine particles of magnetic material (such as iron) embedded in a non-conducting material. These particles are so small that they behave differently than they would in a continuous layer or solid. The choice of magnetic and ceramic materials, particle sizes, and layer thickness permit "tuning" the nanomagnetic layer to reflect and/or absorb specific frequencies of energy. They are also so thin that they can flex without breaking and are extremely tough.

      o Filtering technology that essentially blocks unwanted induced currents at both ends of a catheter or other device.



PRODUCTS AND TECHNOLOGIES

                          Stents and Vena Cava Filters

Stents are one of the fastest growing and most profitable technologies in the medical device arena. Drug eluting stents have been extremely successful in the market as a result of their ability to reduce restenosis that can occur after a stent is placed. Diagnosing restenosis currently requires an interventional medical procedure, which is usually done under fluoroscopy, combined with the administration of dyes, which can result in an allergic reaction. These procedures allow determination of stent blockage, but they do not permit imaging inside the stent.

Currently marketed stents cannot be imaged non-invasively using MRI due to a blockage of signals caused by the Faraday Cage effect, in which the stent blocks transmission of radio frequency (RF) fields necessary for imaging with MRI. Biophan has developed a series of solutions to this problem by modifying the stent structure, by adding a secondary structure or by applying a coating to the stent. In either case, the modification should not affect the physical performance of the stent but will permit imaging of the stent interior.

Biophan has, through both internal development and acquisition, acquired a broad range of issued and pending patents protecting these technologies, including thin film and thick film coatings that generate a resonant circuit to overcome the Faraday Cage effect. These technology solutions are also applicable to other medical devices, including vena cava filters, heart valves and many other types of implantable devices.

                 Pacemakers, Defibrillators and Neurostimulators

We have successfully demonstrated effective solutions for making devices safe for use with MRI, which apply to a number of devices which currently are contraindicated for use with MRI, such as pacemakers, defibrillators and neurostimulators, guidewires and catheters. Many of these devices can experience unsafe heating in an MRI field, and can experience induced voltages which also presents a safety concern. Today, approximately 3 million people have devices that cause them to be denied access to MRI when needed, due to safety concerns and FDA contraindications. Our technologies are designed to enable the manufacture of devices that are safe for use with MRI, in order to eliminate the need to deny future device recipients access to MRI.

Additionally, there is an evolving multi-billion dollar field of medicine known as minimally invasive surgery, which uses devices such as guidewires and catheters to perform many procedures that previously required very invasive surgery. Many procedures are now done in catheter labs equipped with X-ray or fluoroscopy for imaging and guiding the procedures. X-ray and fluoroscopy do not offer the advantages of soft tissue visualization nor the absence of ionizing radiation provided by MRI. Currently, the combined problems of device safety and image compatibility of these devices in MRI have limited the use of MRI in this rapidly growing area of medicine.

The desire and need for MRI is demonstrated by the advent of combined interventional labs, which integrate X-ray devices for guiding devices into the body, and MRI machines for evaluating progress and observing tissue and results. These new operating theaters require the patients to be moved back and forth on a conveyor belt-like system between the imaging devices and represents an expensive and inconvenient solution to the limitations of today's devices. For the past five years, Biophan has been actively engaged in solving the complex problems associated with device safety and image compatibility with MRI. With our solutions, the industry will have the opportunity to manufacture devices that can be used with MRI, obviating the need for combined interventional labs.

Biophan has multiple solutions for resolving the heating of devices under MRI, including pacemaker leads, defibrillator leads and neurostimulator leads (such as the deep brain stimulation systems used for the treatment of Parkinson's and epilepsy). One solution is an RF filter, licensed from Johns Hopkins exclusively for implantable devices, which can resolve lead heating. Additionally, "anti-antenna" geometry modifications in these devices, patented by the Company, alter the way the devices are made to resolve the safety problems associated with these devices. Together, these solutions allow the manufacture of an MRI safe lead and device.

Since the recent issue of some of our patents in this area, we have publicly disclosed our solutions and have demonstrated the success of our approach to prospective customers and industry experts. We have begun manufacturing experimental prototypes of devices modified using our solutions, which we believe will prove to be very cost effective for device manufacturers to implement.

We recently received an issued U.S. patent, 6,829,509, for anti-antenna geometries. We believe that this patent, combined with Johns Hopkins' U.S. patent 5,217,010, for which we hold an exclusive license, gives us a very strong position in the emergence of MRI safe devices incorporating long wire leads, such as pacemakers, defibrillators, deep brain stimulators, pain management devices, and many others. We recently filed nine continuations to our U.S. patent 6,829,509, applying this innovation to other devices, such as stents, guidewires and catheters. These technologies address a large segment of the medical device market worldwide. To the best of our knowledge, no other issued U.S. patents exist for pacemaker safety. We have in the past declined several offers for licenses for pacemaker safety which did not meet our minimum royalty requirements. If an MRI safe pacemaker ships from a manufacturer who is not a licensee, we will acquire the device and conduct an infringement analysis. In the event infringement is found we intend to vigorously enforce our patents rights. We are in discussions with another pacemaker manufacturer regarding a license, and we have reached an understanding with another company on terms for a non-exclusive license for pacemaker safety.

                     Interventional Guidewires and Catheters

In addition to improving the safety of devices such as pacemakers and neurostimulators, the large markets for interventional guidewires and catheters are limited both safety and image compatibility issues with MRI. The MRI safety limitations can be addressed using the same technologies used for pacemakers and neurostimulators, while image compatibility can be addressed by other technologies that we have developed or acquired. One technology that we employ involves thin film nanomagnetic particle coatings, developed by Nanoset, LLC in collaboration with Biophan. We have produced MRI images showing an aluminum rod, otherwise invisible under MRI, but seen clearly when an appropriate nanomagnetic coating was applied. An alternative approach, using a miniature resonant circuit applied to a catheter, makes it easy to track under MRI. These images are available on our website at www.biophan.com. This capability is part of the suite of technologies that can help make MRI a viable solution for interventional diagnostics and surgery. These technologies are covered by both issued and pending patents possessed exclusively by Biophan for the medical device market. The advantage of a coating solution is that a manufacturer with a product in the market or in development does not have to radically change the physical design or its manufacturing process. Thus, the coating solutions we are pursuing have broad applications to many products, including the rapidly growing stent market.

                               MRI Contrast Agents

Nanoset, our technology partner, and Biophan are developing a "particle tuning" technology for making a novel MRI contrast agent capable of providing multiple MRI signatures. This novel material could be attached to different recognition molecules, permitting improved specificity and multiple functionality as compared with existing agents. This work is still in the early stages, but the market for MRI contrast agents is currently approaching $1 billion and is expected to grow with the expansion of MRI diagnostics. Our intent is to partner with other companies making recognition molecules and to license the technology to a partner or partners with established distribution channels.

                             Biothermal Power Source

We acquired a 51% interest in TE Bio, LLC, a company developing implantable power systems that work on heat created by normal body metabolism, and not by electrochemical means as with traditional batteries. Our feasibility studies and modeling indicate that the amount of energy needed to power devices such as pacemakers can be generated by converting body heat to power. Further development may yield sufficient power for neurostimulators, small drug pumps and biosensors, or to continuously charge a battery for devices such as implantable defibrillators. We are working with NASA and several companies to develop this technology.

                           Drug Delivery Technologies

As part of our research into nanomagnetic thin film particle coatings for medical devices, we have initiated a parallel program to develop methods of "tuning" the particles and coatings for specific responses to externally applied magnetic fields. Working with Nanoset, we are developing the capability of reloading the drug within a coated device such as a stent by attaching nanomagnetic particles to a drug molecule to guide it to a device such as a stent and to cause the drug to enter the coating for future drug release.

By attaching the nanomagnetic particle to a drug molecule, the drug can be made non-active, in that it will not bind to tissue until the nanomagnetic particle is activated by a resonant frequency field and forced to vibrate and lose its attachment to the drug molecule. This innovation has broad applications in drug delivery and drug coatings. During 2004, Nanoset and Biophan filed an extensive patent application on methods of "active" drug elution and improvements on drug targeting and drug delivery. John Lanzafame was recruited by Biophan and now heads up Nanolution, our drug delivery division, where he is developing this technology into solutions which can be licensed to customers.

Additional technical information, audio-visual presentations, white papers and access to many of our issued and pending patents can be found on our website at www.biophan.com. For additional information, please contact the Company.

SALES AND MARKETING

The Company's business model consists of developing technologies and licensing these technologies and/or providing critical components to medical device manufacturers. We anticipate that products incorporating our technologies will be developed through collaboration with external companies or partners, and sold through companies with existing distribution channels. Our business plan consists of entering into licensing and R&D agreements with our development/marketing partners, generating revenue through license fees, milestone payments, annual minimum royalty payments, royalties on sales of products and providing critical components.

We anticipate licensing income in advance of product sales to tie up rights for each market segment and then ongoing royalties once these products are in the market. Potential revenue streams above any negotiated minimum license payments would likely commence six to nine months following approval by the FDA for product shipments. However, a typical transaction may include upfront license fees, milestone payments, and annual minimums.

MARKETS

The global market for medical devices that could benefit from our technology related to operating safely and effectively in an MRI environment was approximately U.S.$5 billion in the year 2002 and is growing annually by 15%.

We anticipate that we will license our technology to one or more development partners who would be responsible for developing commercial products, obtaining necessary approvals, manufacturing, marketing and distributing the products. Our search for development partners is global; however, we can not presently identify or predict the precise target markets, distribution methods or other marketing efforts of our potential development partners.

The market for devices that have imaging compatibility problems are in addition to the market opportunity for safer devices. We estimate the market for devices which have imaging limitations to be an additional U.S.$5 billion or greater. These devices include implantable artificial hips, knees, bones, and other prosthetics, such as stents, shunts, screws, wires, and shanks.

The potential market for additional technologies which we have under development is even larger. The total estimated market for drug delivery technologies is estimated to be U.S.$40 billion and the market for MRI contrast agents currently stands at several hundred million dollars.

LICENSING AND JOINT VENTURE STRATEGY

Our strategy is to license our technologies to companies, segmented by technology type and market segment. In some cases, we may also offer critical components, coating machines, and other capabilities needed to put our innovations into practice.

Our licensing strategy is to segment the market as finely as possible to maximize the royalty revenue achievable by our technology. The table below reveals a high level overview of the potential licensing space for our technologies. Our technologies are shown across the top of the table, and potential markets are indicated on the left side of the table. Each empty box in the table is a potential licensing space, indicating a technology/product intersection. Not every technology shown is pertinent for every market, but this reveals a high level overview of our market segmentation strategy.

                                              MRI Safety                             MRI Image Compatibility
                              ------------------------------------------  --------------------------------------
                                                                                          aMRIs
                                              Anti-antenna  Nanomagnetic  Anti-antenna  Resonator   Nanomagnetic
                               Johns Hopkins   Technology     Coatings     Technology   Technology    Coatings
----------------------------------------------------------------------------------------------------------------
Coronary stents
----------------------------------------------------------------------------------------------------------------
Peripheral vascular stents
----------------------------------------------------------------------------------------------------------------
Non-vascular stents
----------------------------------------------------------------------------------------------------------------
Vena cava filters and embolic
protection devices
----------------------------------------------------------------------------------------------------------------
Vascular grafts, including
stent grafts
----------------------------------------------------------------------------------------------------------------
Aneurism coils
----------------------------------------------------------------------------------------------------------------
Heart valves
----------------------------------------------------------------------------------------------------------------
Pacemakers
----------------------------------------------------------------------------------------------------------------
Other cardiac stimulators
(e.g., ICDs)
----------------------------------------------------------------------------------------------------------------
Neurostimulation devices,
including deep brain
stimulation
----------------------------------------------------------------------------------------------------------------
Reconstructive orthopedic
implants, including hips and
knees
----------------------------------------------------------------------------------------------------------------
Spinal orthopedic implants
----------------------------------------------------------------------------------------------------------------
Orthopedic fixation products
----------------------------------------------------------------------------------------------------------------
Interventional cardiology
catheters
----------------------------------------------------------------------------------------------------------------
Interventional cardiology
guidewires
----------------------------------------------------------------------------------------------------------------
Interventional vascular
catheters, short term (less than 2
hours), such as closure devices
----------------------------------------------------------------------------------------------------------------
Peripheral vascular catheters,
long term (greater than 2 hours)
such as CVC, PICC
----------------------------------------------------------------------------------------------------------------
Auditory implant, e.g.
cochlear implants
----------------------------------------------------------------------------------------------------------------
Hearing aids
----------------------------------------------------------------------------------------------------------------
Neurointerventional catheters
----------------------------------------------------------------------------------------------------------------
Neurointerventional guidewires
----------------------------------------------------------------------------------------------------------------
RF ablation probes
----------------------------------------------------------------------------------------------------------------
RF ablation media
----------------------------------------------------------------------------------------------------------------
Biopsy needles, including
aspiration, cutting and breast
localization needles
----------------------------------------------------------------------------------------------------------------
Diagnostic procedure agents
----------------------------------------------------------------------------------------------------------------
Diagnostic procedure auxiliary
devices, such as infusion
pumps for contrast agents
----------------------------------------------------------------------------------------------------------------
Drug pumps
----------------------------------------------------------------------------------------------------------------
Therapeutic drug delivery
----------------------------------------------------------------------------------------------------------------

                                         MRI
                                       Contrast  MRI-Compatible   Biothermal     Drug
                                        Agent       Motor        Power Supply  Delivery
---------------------------------------------------------------------------------------
Coronary stents
---------------------------------------------------------------------------------------
Peripheral vascular stents
---------------------------------------------------------------------------------------
Non-vascular stents
---------------------------------------------------------------------------------------
Vena cava filters and embolic
protection devices
---------------------------------------------------------------------------------------
Vascular grafts, including
stent grafts
---------------------------------------------------------------------------------------
Aneurism coils
---------------------------------------------------------------------------------------
Heart valves
---------------------------------------------------------------------------------------
Pacemakers
---------------------------------------------------------------------------------------
Other cardiac stimulators
(e.g., ICDs)
---------------------------------------------------------------------------------------
Neurostimulation devices,
including deep brain
stimulation
---------------------------------------------------------------------------------------
Reconstructive orthopedic
implants, including hips and
knees
---------------------------------------------------------------------------------------
Spinal orthopedic implants
---------------------------------------------------------------------------------------
Orthopedic fixation products
---------------------------------------------------------------------------------------
Interventional cardiology
catheters
---------------------------------------------------------------------------------------
Interventional cardiology
guidewires
---------------------------------------------------------------------------------------
Interventional vascular
catheters, short term (less than 2
hours), such as closure devices
---------------------------------------------------------------------------------------
Peripheral vascular catheters,
long term (greater than 2 hours)
such as CVC, PICC
---------------------------------------------------------------------------------------
Auditory implant, e.g.
cochlear implants
---------------------------------------------------------------------------------------
Hearing aids
---------------------------------------------------------------------------------------
Neurointerventional catheters
---------------------------------------------------------------------------------------
Neurointerventional guidewires
---------------------------------------------------------------------------------------
RF ablation probes
---------------------------------------------------------------------------------------
RF ablation media
---------------------------------------------------------------------------------------
Biopsy needles, including
aspiration, cutting and breast
localization needles
---------------------------------------------------------------------------------------
Diagnostic procedure agents
---------------------------------------------------------------------------------------
Diagnostic procedure auxiliary
devices, such as infusion
pumps for contrast agents
---------------------------------------------------------------------------------------
Drug pumps
---------------------------------------------------------------------------------------
Therapeutic drug delivery
---------------------------------------------------------------------------------------

We believe royalty rates are critical to the determination of our future potential revenue. The table below indicates the sensitivity of our potential royalty stream to changes in product sales and royalty percentage. For example, if our prospective customer has a product line shipping $1 billion in product per year, each 1% royalty we might negotiate has an annual income potential to us of $10 million per year. In this example, the difference between a 3% royalty and a 5% royalty is the difference between $30 million per year and $50 million per year on the royalties that would accrue to us for that product.

------------------------------------------------------------------------------------------------------------
     Product Sales               1% royalty                  3% royalty                   5% royalty
------------------------------------------------------------------------------------------------------------
       $1 billion         $10 million in royalties    $30 million in royalties     $50 million in royalties
------------------------------------------------------------------------------------------------------------
       $3 billion         $30 million in royalties    $90 million in royalties    $150 million in royalties
------------------------------------------------------------------------------------------------------------
       $5 billion         $50 million in royalties    $150 million in royalties   $250 million in royalties
------------------------------------------------------------------------------------------------------------

Our upfront negotiations with each customer determine royalty rates for each market segment. Royalty rates are dependent upon the strength of our patent coverage, the strength of the market advantage provided by our technology, the availability of other technology options to solve a particular problem, as well as whether or not we grant an exclusive or non-exclusive license. We believe it is very important to demonstrate the value that we add to the product, and how that added value will improve our customer's position in the market, to achieve an acceptable royalty rate.

In situations where we possess several solutions to a problem, we expect that the customer will then wish to evaluate all of our technology options to determine which is the best solution and whether or not it should license all of our solutions. Those that are not licensed exclusively might be picked up by a competitor, who can then claim a comparable advantage. Broader license grants and stronger intellectual property positions can result in higher royalty rates. To ensure the highest possible royalty rates, resulting in the best long term benefit to our shareholders, we have aggressively patented and acquired technology solutions in the multiple markets in which we are active.

For each company with whom we enter into discussions, we identify which market segments they are interested in and which technologies they wish to license. We generally wish to see a commitment to ship a product within a certain timeframe, certain annual minimum commitments, minimum royalty payments, milestone payments and an attractive royalty rate.

The degree of exclusivity is also a key parameter in determining achievable license terms and royalty rates; however, the decision to license exclusively or non-exclusively is dependent upon multiple factors. In some markets, such as the pacemaker market, we have elected not to pursue an exclusive license and instead to pursue multiple manufacturers as potential licensees. We have executed a term sheet which could result in our first non-exclusive license with a manufacturer. We believe that all pacemakers should be made to operate safely with MRI equipment, and it is our intent to eventually provide a license to all pacemaker manufacturers. Ultimately, our strategy related to exclusive versus non-exclusive licensing will be determined by market segment, and will be dependent upon market need, market fragmentation, competitive advantage market position and financial incentives offered by the potential licensees. For example, while giving one company a non-exclusive license, there remains the possibility for a second company to negotiate a "co-exclusive" license.

             Licensing Transaction in Process with Boston Scientific

In November 2003, we entered into a joint development agreement with Boston Scientific Corporation for MRI safe and image compatible technology. As part of the transaction, Boston Scientific received a first right of negotiation on certain products. The joint development agreement has been expanded to include multiple products and divisions. The joint development agreement includes a first right of negotiation for these products, which has been extended through June 30, 2005. The parties are currently in contract negotiations and anticipate entering into a definitive agreement in the second fiscal quarter of this year. The definitive agreement is expected to include a license fee, certain annual minimums, milestone payments, royalties and an equity investment. Should we be able to close this transaction, the combined cash from this transaction is anticipated to be more than adequate to enable Biophan to list on a major stock exchange within the current fiscal year.

RESEARCH AND PRODUCT DEVELOPMENT

The research and development expenses incurred by us were $1,240,439 for the year ended February 29, 2004, and $2,629,980 for the year ended February 28, 2005.

                                  R&D Resources

In order to manage the growing R&D and customer interactions in the MRI technology and biothermal businesses, we have expanded our staff. John Lanzafame, an experienced medical device executive, joined Biophan in September as President of Biophan's Nanolution subsidiary, which is focused on leveraging recent discoveries in nanotechnology, such as Biophan's use of nanomagnetic particles for the purposes of drug delivery and drug elution from devices. Mr. Lanzafame has 15 years experience in the medical device industry, most recently as President of STS Biopolymers, a company specializing in customized surfaces, including drug eluting coatings for stents and indwelling catheters. STS Biopolymers was acquired in late 2003 by Angiotech Pharmaceuticals, which licensed to Boston Scientific the use of paclitaxel on stents. Mr. Lanzafame has experience in drug delivery, product development and sales and marketing and will bring this experience both to the newly formed drug delivery division, as well as in development and marketing of the MRI-related products. Mr. Lanzafame also serves as Biophan's Vice President of Business Development and oversees worldwide sales and marketing of all our technologies.

We have also retained Tim Bibens, former Director of Operations for Ortho Clinical Diagnostics, a J & J company, and prior to that a Supply Chain Manager at Allied Signal, to oversee our MRI safety and image compatibility projects.

We have also retained additional technical consultants to augment our research and development efforts on the MRI safety and compatibility projects and the biothermal battery project. Over 30 professionals, both full time and part time, now constitute the Biophan scientific and engineering organization, across the several projects identified above. We deploy a virtual enterprise approach, which is explained in greater detail in the section on STRATEGIC PARTNERSHIPS.

Dr. Frank Shellock, a world renowned leader in MRI safety testing, has joined the Scientific Advisory Board and has conducted testing and research with Biophan's scientists. Dr. Shellock co-authored, with Robert Gray of Biophan, a paper on MRI heating of pacing leads, and the paper was presented at the Radiological Society of North America (RSNA) Conference Proceedings in Chicago in November 2004. Additional joint R&D is underway with several MRI research groups in the U.S. and Europe.

The technologies allowing visualization of implants have been developed at Biophan, and with technology partners under exclusive license, including AMP Patents in Germany (via an exclusive license), Aachen Resonance in Germany (via a recent term sheet executed for an exclusive license) and Nanoset, LLC in the U.S. (via an exclusive license).

PATENTS AND INTELLECTUAL PROPERTY
We have been aggressive in filing patent applications on these technologies and plan to continue to be diligent in pursuit of patent coverage for our innovations. Due to the importance of our patent portfolio, it may be helpful to provide more detail regarding the patent process:

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

      o As previously discussed, we have exclusive licenses, for medical device applications, to 18 issued patents; one each in the areas of carbon composite shielding, RF (radio frequency) filtering, and biothermal power sources, and 15 in the area of nanomagnetic materials used for shielding and MRI image enhancement. The scope of application of these technologies has expanded to include image enhancement of devices such as stents and vena cava filters that are otherwise not internally imageable under MRI.

      o An additional 18 issued patents are assigned directly to Biophan and cover various photonic solutions to MRI safety and image quality, as well as components to be used in implantable devices.

      o In addition to the above issued patents, Biophan (including Biophan Europe) and its licensors have collectively filed 91 U.S. patent applications covering various aspects of photonic and other technologies providing improvements in MRI safety and compatibility, as well as other aspects of implantable device performance. Nine of these applications have been allowed by the USPTO and are expected to issue within approximately six months.

      o Additional patent filings in nanomagnetic materials, pacemaker and ICD lead configurations, stent designs, coating materials and processes, and manufacturing methods are in process. These will further extend coverage for Biophan's technologies.

      o Thus, the total number of patents and applications assigned or licensed to Biophan is 127; of these, 36 have issued as U.S. patents; an additional nine have been allowed and will issue in the near future; and 82 are patent applications in various stages of prosecution in the USPTO.

From the perspective of ownership:

      o 57 are licensed from Nanoset, LLC, Johns Hopkins University, Dr. Deborah Chung, and in an exclusive license transaction with aMRIs Patente GmbH, a companion to the acquisition of Biophan Europe; collectively, these deal with MRI safety and compatibility, as well as MRI contrast agents and other nanoparticles technology.
      o Four are licensed by TE Bio, LLC, which is in turn majority controlled by Biophan; these deal with biothermal power technology.
      o One is an allowed application soon to be issued to New Scale Technologies, Inc. covering a miniature ceramic motor. Biophan has exclusive marketing and distribution rights for medical applications of this technology.
      o 65 are directly assigned to Biophan; these deal with MRI safety and compatibility and a variety of other medical device opportunities.

In an exclusive license transaction with aMRIs Patente GmbH, a companion to our acquisition of an interest in aMRIs GmbH, now Biophan Europe, we acquired the worldwide exclusive rights to a significant patent portfolio totaling 15 issued and pending patents covering critical capabilities needed by the medical industry as the use of MRI interventional medicine and MRI diagnostics for examination of stents and other implants becomes standard medical procedure. These are represented as three of the issued U.S., both owned by us and licensed.

On an ongoing basis, we are pursuing internal research and development projects, as well as sourcing leading-edge providers of related technologies. Intellectual property, such as technology solutions and patents, may be developed internally, through joint ventures, licensed in, or purchased. To ensure the continuing value of our intellectual assets, we intend to aggressively defend, both domestically and abroad, our patents and licensed technology.

The patent strategy being pursued by us is based on both broad coverage at the system level and focused coverage at the component level. This strategy is being applied to many medical products, including catheters, cardiac assist devices (pacemakers and defibrillators), intraluminal imaging coils, stents, patient monitoring instrumentation, neurostimulators, drug pumps, endoscopes, such as biopsy needles and guidewires, and other medical devices that need to be made safe and/or effective in an MRI environment.

STRATEGIC PARTNERSHIPS

                                  Nanoset, LLC

Biophan has a Research and Development and Licensing Agreement with Nanoset, LLC, the holder of the nanomagnetic particle coating technology, and other technologies. Under our agreement with Nanoset, Biophan has exclusive rights to nanomagnetic particle technology for any medical application; plus use of any other technologies developed by Nanoset for improving MRI safety and/or MRI image compatibility. Biophan also has exclusive rights to technologies for implanted power systems for medical devices, including a patent owned by Nanoset for an implantable fuel cell device which derives energy from various forms of fat found in issue and/or blood. The output of this device design is electrical power for powering implantable devices, including pacemakers. Under the agreement with Nanoset, Biophan provides minimum royalty payments in advance of actual royalties, and a minimum R&D payment funding research by scientists at Alfred University. Under the agreement, Biophan pays Nanoset for research services performed at Alfred University, and Nanoset will, in turn, pay Alfred. Michael Weiner, CEO of Biophan, serves as a director of Nanoset and is a co-founder. Nanoset originally was formed to pursue technologies outside of the medical field. Nanoset subsequently identified an opportunity to use nanomagnetic particle coatings to assist Biophan in its mission, which led to the relationship between Nanoset and Biophan.

                                  TE Bio, LLC

In June 2004, we acquired a 51% interest in TE Bio, LLC, a company which is developing an implantable biothermal battery using body heat gradients to power medical devices, such as pacemakers, defibrillators and drug pumps. The biothermal battery technology is based on a patented innovation in the utilization of thermoelectric materials, using nanoscale-based, thin-film materials to convert thermal energy produced naturally by the human body into electrical energy. The resulting power can be used to charge batteries for medium-power devices, such as implantable defibrillators, or to directly power low-energy devices like pacemakers.

Biophan is committed to contribute $300,000 annually for a three-year period and marketing and management support to TE Bio, in exchange for Biophan's 51% interest. TE Bio was founded by Biomed Solutions, LLC, an affiliate of the Company and the company from which Biophan spun out in December 2000. After conclusion of a third party feasibility study, the independent board members of Biophan evaluated TE Bio's technology and authorized the acquisition.

                          New Scale Technologies, Inc.

Also in June 2004, we announced that we had acquired from New Scale Technologies, Inc. the exclusive worldwide distribution rights for the medical market for their ceramic SQUIGGLETM motor, including the multi-billion dollar drug delivery market. Developed to meet the growing demand for high precision, low cost actuation devices, the motor is currently on the market generating revenues and is available for OEM integration. The motor uses no metal wire windings (one of the primary causes of image interference under MRI), is capable of both linear and rotational movement, and can move forward and backward several inches at 20 nanometer increments.

As part of the exclusive distribution agreement, Biophan provides sales and marketing to the medical device industry on behalf of New Scale and has also made a $100,000 investment, for a 10% interest in the company. The motor offers several advantages for driving drug pumps and other medical applications. Using only four parts (other motors can have as many as 100 parts), it provides a unique combination of high reliability, flexibility, and power consumption advantages. By using ceramic components and no windings, unlike conventional DC motors, it is compatible with MRI imaging.

This product also fits in with our strategic plan to be a provider of proprietary new technologies to our OEM customers and prospects. While we continue to offer solutions that will one day enable all biomedical devices to be MRI safe and image compatible, we have expanded our focus to provide additional, proprietary innovations to our customers. We continue to maintain an ongoing and in-depth dialogue with executives at many of the largest manufacturers of biomedical device companies, providing us with a broad view of the short and long-term product needs of these companies.

We share gross profit equally with New Scale Technologies. Biophan provides sales and marketing, and a $25,000 quarterly advance, reconcilable against current year sales, to New Scale, which enables New Scale to further develop unique capabilities for the medical market. The motor is already on the market for non-medical applications and evaluation units are being sold to customers around the world. The motor is currently under review by several biomedical device manufacturers of drug pumps and other devices.

                              aMRIs/Biophan Europe

In February 2005, Biophan announced the acquisition of a majority interest in aMRIs GmbH, a leading German based developer of MRI safe and image compatible technology solutions and biomedical devices, for a combination of cash, restricted stock and options payable over a four-year period. In an exclusive license transaction with aMRIs Patente GmbH, a company owned in part by the selling shareholders of Biophan Europe, Biophan now holds the exclusive license to 15 issued and pending patents covering imaging of devices, such as stents and other vascular implants, which significantly expanded the Company's intellectual property portfolio.

This acquisition provides Biophan with innovative products, technologies and scientific expertise that have extended Biophan's intellectual property portfolio of medical solutions in the fast-growing marketplace of products and procedures that are compatible with MRI.

Following the acquisition, aMRIs was renamed Biophan Europe, and Michael Friebe, Ph.D. continues as president. Dr. Friebe has joined the Biophan board of directors. Andreas Melzer, M.D., formerly aMRIs' Scientific Director and Chief Technology Officer, joined the Biophan Scientific Advisory Board and will lead many of Biophan's device developments.

Dr. Friebe is a scientist and entrepreneur who was trained in MRI-related physics at the University of California at San Francisco, one of the world's leading biomedical research centers, and at the University of Witten in Germany. He founded and sold NEUROMED AG, later renamed UMS NEUROMED after being acquired by United Medical Systems (UMS). Dr. Friebe is a well-regarded radiology/cardiology oriented entrepreneur with an extensive business and customer network.

Dr. Melzer is a professor of applied biomedical engineering, Director and Chairman of the Board at the Institute for Medical Technologies and Management in Medicine INSITE med. at the University of Applied Sciences in Gelsenkirchen, Germany. He also holds a clinical position as part-time staff radiologist at the Department of Diagnostic and Interventional Radiology at St. Mary's Hospital Buer in Gelsenkirchen, Germany. Dr. Melzer has over 15 years of experience in the development of medical technology for laparo-endoscopic surgery, interventional radiology, interventional and intraoperative MRI and MR compatible Robotics, surgical instrumentation and Nitinol devices. He has co-invented and patented some of the most exciting and important innovations in imaging of medical devices under MRI and he continues to develop and invent. As a practicing physician in radiology, Dr. Melzer has a unique understanding of the needs of patients, the medical device community, the physicians conducting procedures under MRI and the scientific solutions that are possible. He has co-invented more than 30 patents and has authored over 150 publications. Additionally, Dr. Melzer is engaged as co-organizer, chairman, and invited speaker of various medical conferences and is a board member of several medical societies and professional committees.

As a result of the aMRIs acquisition, we acquired patents covering several exciting technology, including an MRI-visible catheter marker, an MRI-visible stent, an MRI image compatible vena cava filter which has entered animal testing this year and a series of MRI-visible medical devices in development. The Company's management and research staff provide world-class intellectual expertise in the field of MRI compatibility and have been awarded several million dollars in upcoming grants from government agencies to develop its next-generation biomedical technology for MRI. aMRIs and its principals have contractual and consulting agreements with many of the world's leading biomedical device and MRI machine manufacturers.

Additionally, as a result of the aMRIs acquisition, we now have access to additional research grants, which would enable us to further demonstrate the effectiveness of our products and capabilities. Since the aMRIs acquisition, we have also expanded the scope of products in discussion for prospective licensing agreements. In addition, there are licensing discussions underway between aMRIs and certain device manufacturers.

                              Industry Partnerships

Leveraging strategic partnerships is vital to our mission. In November 2003, we announced that we had entered into a joint development agreement with Boston Scientific, a major medical device manufacturer. We have successfully completed the first phase of a multi-phase development plan with Boston Scientific. We are currently in the second and third phases of this program, and are making good progress. Relationships such as this help us validate our technology while simultaneously developing potential sales channels.

We have entered into non-disclosure agreements with a number of major manufacturers of implanted biomedical and related devices. We are discussing with these companies potential strategic partnership arrangements that may include joint development projects, original equipment manufacturing arrangements and licensing agreements.

Based on discussions underway with several biomedical device manufacturers and MRI manufacturers, both in the U.S. and overseas, we plan to expand the use of the technologies we have developed to make a wider range of devices compatible with MRI. These technologies reduce radio frequency interference, heating and induced voltages. Since the beginning of 2004, we have expanded our development activities related to these technologies to include guidewires, stents, drug pumps, biopsy needles and other prosthetic and surgical tool devices, where the lack of MRI compatibility negatively impacts investigational and diagnostic procedures.

Discussions with these device manufacturers indicate a need for, and an interest in, solutions to additional problems based on our technology. We previously used both surrogate devices, such as copper rings, and actual manufactured implantable products in a gel phantom to demonstrate our ability to accurately image devices and their interior spaces in a manner that could not be done previously. The aMRIs technology builds extensively on our base and provides an additional ten years of expertise. aMRIs, now Biophan Europe has demonstrated visualization of restenosis and thrombus in both stents and vena cava filters, using MRI with their technology.

Part of our strategic initiative for the current fiscal year will include expanding our technology offerings to the companies with whom we are already in discussions or collaborating. These arrangements may include payments for R&D, licensing, equipment and materials purchases, milestone payments, as well as possible strategic investments.

                                Alfred University

We conduct our thin film coating research and development at Alfred University, in coordination with Nanoset, LLC. To facilitate this, we have helped Alfred construct a clean room facility to be used for our coating experiments and sample preparation. Ron Miller, formerly with Bell Labs and Lucent Technologies, operates our Alfred thin film coating facility.

                                  Isoflux, Inc.

We have a consulting relationship with Isoflux in Rochester, New York, a leading developer of plasma coating equipment, such as that used to coat stents and long metal wires. Isoflux is headed by Dr. David Glocker, former head of the thin film R&D Group at Eastman Kodak Company, to assist in our device coatings experiments, testing, and design. Dr. Glocker is also a member of the Biophan Scientific Advisory Board.

EXTENDED ENTERPRISE

In addition to the Company's expansion of its staff and management team this past year, the Company takes advantage of an extended enterprise business model to draw on a broad array of expertise and backgrounds, both within and outside of the organization.

This extended enterprise model is a network of affiliate organizations having experienced staff members with unique skills. Kleiner-Perkins, the well known venture capital firm, uses the Japanese term "keiretsu" to describe how it has successfully used this strategy of resource sharing across the many start-up companies it is invested in. Biophan has adopted this keiretsu strategy in its business model.

Biophan's has relationships with other consultants and shared resource arrangements with many contractual suppliers in addition its relationships with its licensors, including New Scale Technologies, Johns Hopkins and Biophan Europe.

Additional companies affiliated with Biophan include Biomed Solutions, LLC, Nanoset, LLC, MYOTECH, LLC and Technology Innovations, LLC.

Nanoset, LLC, is a company formed to commercialize nanomagnetic particle coatings originally developed for the semi-conductor industry. Biophan learned that these coatings might have applicability for MRI compatibility and entered into an R&D contract with Nanoset in 2002, which has led to an extended R&D relationship and several of Biophan's image artifact and drug delivery technologies.

In exchange for Biophan providing management time to oversee MYOTECH's technology development, Biophan has been able to access the significant talent pool employed by MYOTECH, including Tim Bibens, who is contributing approximately half his time to project management at Biophan.

This arrangement has provided MYOTECH access to Biophan's experienced management and engineering team. When expertise from MYOTECH's team is needed by Biophan, this arrangement allows cross-company talent to be applied as needed, with appropriate reimbursement. When needed, Biophan can also tap into MYOTECH's technology suppliers, including Plastech, Astro Instrumentation, Proven Process, and others. This is done on a cost sharing basis, cash positive to Biophan by appoximately $162,000 in 2005.

Michael Riedlinger is a consultant to Biophan and is also President of NaturalNano Inc., a company developing naturally occurring nanotechnologies, including halloysite, a mineral with a rich nanotube concentration. As NaturalNano has begun to grow and expand, Mr. Riedlinger now shares his time equally between Biophan business and NaturalNano business. There is a cooperative project underway between NaturalNano and Biophan's Nanolution division, where the two companies are developing a new drug delivery capability. NaturalNano has secured the mineral rights and is developing the separation capabilities needed to support the drug delivery application, as well as its non-medical applications. NaturalNano will fund the R&D for development of the separation process. Mr. Weiner and Mr. Lanzafame are on the board of NaturalNano.

COMPETITION

There are a number of major companies engaged in the development of medical devices, some of which may be investigating MRI safe options. However, to the best of our knowledge, none of these companies, nor other companies that serve as their suppliers, has successfully demonstrated technology enabling devices currently not MRI safe or image compatible to become MRI safe and image compatible.

Currently, the major providers who have medical devices contraindicated for MRI include the following:

Medtronic Incorporated is a leading manufacturer of cardiac rhythm management, cardiovascular and other medical devices. The company has a dominant position in cardiac pacemakers, is the leading manufacturer of implantable cardiac defibrillators and is a major player in most other device markets in which it competes. In May 2003, a patent application filed by Medtronic was published on the USPTO website. This patent teaches a proposed method of reducing the induced voltage of a pacemaker lead. We do not know how effective the Medtronic approach will prove to be. In Feburary 2004 Medtronic reported they would producde an MRI safe pacemaker. It appears to use more complex electrical components than the Biophan solution. The entrance of Medtronic into the market with an MRI safe pacemaker solution, if that should occur, is viewed by us to be a very positive event that will propel the industry forward and may result in licenses for our technology to be sought by the other pacemaker companies competing with Medtronic and potentially Medtronic.

Guidant Corporation is also a leading manufacturer of cardiac rhythm management devices, such as cardiac pacemakers, implantable cardiac defibrillators, interventional cardiology devices (including coronary stents) and other cardiac and vascular surgery devices and instruments. Guidant holds an issued patent for stent visibility which requires breaking the struts of the stent.

St. Jude Medical, Inc. is a global developer, manufacturer and distributor of medical device products for cardiac rhythm management, cardiology, vascular access and other products, including mechanical and tissue heart valves and vascular closure devices.

Boston Scientific Corporation is the world's largest medical device company dedicated to less invasive therapies. The company's products and technologies are designed to improve surgical procedures and improve patient response and involve a range of interventional tools and procedures. Biophan has announced a joint development agreement with Boston Scientific to explore the use of our technology to make one of their products MRI safe and image compatible.

Johnson & Johnson is the world's largest healthcare company. In addition to OTC and home healthcare products, they provide a wide variety of pharmaceutical, diagnostic, and surgical products.

Biotronik is a leading European biomedical technology company. They develop and market products focused on cardiac electrotherapy and vascular intervention.

ELA Medical is a manufacturing and marketing of cardiac rhythm management implantable and diagnostic systems.

The COOK family of companies includes medical device manufacturing companies that produce products for interventional radiology, interventional cardiology, urology, neuroradiology, vascular medicine, critical care and many other disciplines.

Baxter International is a global health care company which provides critical therapies for people with life-threatening conditions, including cancer, hemophilia, immune deficiencies, infectious diseases, kidney disease and trauma. Baxter is a global leader in developing innovative medical therapies that improve the quality of life for people around the world.

Arrow International is a leading supplier of disposable critical care catheterization products used to access the central vascular system for administration of fluids, drugs and blood products, and for patient monitoring and diagnosis.

Philips, Siemens, General Electric, Toshiba and Hitachi are major manufacturers of MRI imaging devices and are believed to have underway research and development initiatives that involve MRI safety and image compatibility.

C. R. Bard, Inc. is a leading multinational developer, manufacturer and marketer of innovative, life-enhancing medical technologies in the fields of vascular, urology, oncology and surgical specialty products.

Each of these companies has the potential to be a direct competitor and/or licensee. Each may have or develop future interest in adopting one or more of our technologies into their products. Additionally, these companies may wish to enter into licensing agreements with us in the event that one or more of their prospective solutions under development would infringe our issued patents or those of our pending patents when they issue.

Various first and second tier suppliers to these companies may be directly affected by technologies we are developing, and since, to the best of our knowledge, none of them has satisfactory solutions to MRI issues, they are potential additional or alternative prospects for commercializing our technology, as well as being potential competitors.

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

Currently the FDA, specifically the Center for Device and Radiological Health
(CDRH), is responsible for the approval to market products that would result from device-related technologies under development by Biophan. Approval to market may take the form of a 510K Premarket Notificaton or a Premarketing Approval (PMA) depending on the complexity and patient risks associated with the product. Before product approval, the FDA requires substantial documentation relating to safety and efficacy of the product. Prior to Clinical Trials in humans, an Investigational Device Exemption (IDE) is required, and this in turn is based on information derived from both engineering design work and from animal studies.

We, ourselves, do not intend to manufacture a product for sale; rather we intend to make our technologies available to other companies or partners that would like to include the technology in their own product. We believe that these companies will be willing to share a portion of the costs required to obtain FDA approval. In certain instances, the FDA may require a partner's participation if approval is being sought for modification of a partner's existing product to include our technology, a product that uses the partner's existing manufacturing processes or a situation where a partner requires that Biophan use the partner's quality system.

We believe that the timeframe for FDA approval of our various technologies will depend upon the following factors:

      o the FDA's classification of each specific technology in the context of any expected market application;

      o the specific ways in which a partner plans to use the product, such as the specific parts of the body they would like to image with the product (e.g., cardiovascular system, brain, etc.); and

      o the level of urgency placed on the activities required to obtain product regulatory approval.

The FDA has also previously approved for sale types of active devices (pacemaker leads) and passive devices (guidewires and catheters) that we would like to improve by the addition of our MRI shielding and other technologies. The FDA considers these devices to be Class II Medical Devices, and historically they have been subject to Pre-Market Notification or 510(k) approval requirements.

We anticipate working with a partner to collect or develop the product performance data required for FDA approval of our shielding technologies. These data will prove:

      o that the product modified to include Biophan's technologies is still substantially equivalent to products already approved for sale by the FDA; and

      o that the addition of Biophan's shielding technology actually improves the performance of the existing product during MRI examinations.

We have entered into a development agreement with Boston Scientific, and we are also developing relationships with other potential partners; however, we have not yet entered into any definitive agreements regarding FDA approval. The approach taken in pre-clinical and clinical studies, and the nature of the approval (510(k) vs. Pre-Market Approval) will depend heavily on the specific product and technology.

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

COMPANY HISTORY

We incorporated in the State of Idaho on August 1, 1968 under the name Idaho Copper and Gold, Inc. On February 9, 1999, we amended our Articles of Incorporation to change our name from Idaho Copper and Gold, Inc. to Idaho Technical, Inc. On January 12, 2000, we formed a corporation in Nevada with the intent to move our domicile to Nevada. On January 24, 2000, we implemented the change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada Corporations. On December 1, 2000, we amended our Articles of Incorporation to change our name from Idaho Technical, Inc. to GreatBio Technologies, Inc. and on July 19, 2001, we amended our Articles of Incorporation to change our name from GreatBio Technologies, Inc. to Biophan Technologies, Inc.

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

In connection with the exchange, we:

      o issued 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR; and

      o issued an additional 10,759,101 shares of common stock to a group of investors, consisting of Ed Cowle, H. Deworth Williams and Geoff Williams, for $175,000 in cash in order to provide initial working capital.

Also on December 1, 2000, we acquired from Biomed intellectual property rights, including a pending patent to the MRI compatible pacemaker technology, for a future consideration of $500,000. The assignment was consummated pursuant to, and in accordance with, a transfer agreement and a related assignment and security agreement, dated December 1, 2000 and subsequently amended, by and between us and Biomed.

The assignment and the security agreement (i) assigned the rights to the transferred MRI patents and subsequent improvements and (ii) provided the same as collateral for the payment of the $500,000 liability under the transfer agreement. Both the exchange agreement and the assignment and security agreement contain provisions for the reversion of the technology to Biomed if:

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

EMPLOYEES

As of February 28, 2005, Biophan had 12 full-time employees. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. Our success depends, in significant part, on the ability to attract and retain such personnel. In addition, where appropriate, we have contracts for the services of consultants.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Part III, Item 9 of this Report for information about Executive Officers of the Company.

AVAILABLE INFORMATION

Biophan's web address is www.biophan.com. Biophan's electronic filings with the SEC (including all Forms 10-KSB, 10-QSB, and 8-K and any amendments to these reports) are available free of charge on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The public may read and copy any materials Biophan files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 (telephone: 800-SEC-0330).

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, NY 14586, in 4,000 square feet of office space leased from an unrelated party. Current rentals are $5,083 per month and the lease expires in January 2008. The coordination of our research and development projects and the administration of our domestic subsidiary companies are directed from this location. We believe that these facilities are adequate for our current and anticipated future needs through the lease expiration date.

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

               Quarter Ended                     High            Low
               May 31, 2003                      $ .51          $ .27
               August 31, 2003                   $ .37          $ .12
               November 30, 2003                 $ .49          $ .10
               February 29, 2004                 $1.65          $ .32
               May 31, 2004                      $1.33          $ .94
               August 31, 2004                   $1.31          $ .46
               November 30, 2004                 $1.22          $ .67
               February 28, 2005                 $1.56          $1.05

As of February 28, 2005, we had outstanding 74,317,832 shares of our common stock which were held by approximately 325 stockholders of record.

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

Recent Sales of Unregistered Securities

The securities of Biophan that were issued or sold by Biophan during the year ended February 29, 2005 and were not registered with the SEC are described below:

On February 5, 2004 we entered into a stock purchase agreement with SBI Brightline Consulting, LLC pursuant to which SBI agreed to purchase up to 17,750,000 shares of our common stock at fixed prices ranging from $.60 to $2.00 per share. This transaction was treated as completed at the time of the signing of the stock purchase agreement and was exempt from registration under Section 4(2) of the Securities Act because it did not involve any public offering. During the year ended February 28, 2005, the Company elected to sell 6,000,000 shares to SBI for an aggregate of $3,900,000, of which $2,850,000 had been received as of February 28, 2005 and $3,750,000 to date. That agreement has been cancelled and a new agreement was entered into with SBI Brightline XI, LLC on May 27, 2005 pursuant to which SBI agreed to purchase up to 10,000,000 shares of our common stock ranging from $2.00 to $4.00 per share, an average of $3 per share. There are no warrants associated with this agreement. SBI's obligation to purchase the shares under the new agreement is conditioned on registration of such shares under the Securities Act, and the Company has undertaken to file a registration statement covering such shares as soon as practicable.

Between March 2, 2004 and November 16, 2004, we issued 1,903,774 shares of our common stock upon the exercise of outstanding warrants for aggregate gross proceeds of $788,900 and 74,047 shares upon exercise of cashless warrants. The shares were issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, involving an exchange of securities with an existing security holder where no commission is payable.

On February 24, 2005, we issued 100,000 shares of our common stock to aMRIs Patent GmbH as partial consideration for the exclusive license of certain intellectual property. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act because it did not involve any public offering.

On May 27, 2005, we entered into a line of credit agreement with Biomed Solutions, LLC, an affiliated company for borrowings of up to $2 million with interest at 8% per annum. The agreement provides for the issuance of up to 500,000 warrants based on actual borrowings and convertibility of the outstanding debt at the lender's election into shares of our common stock. The warrants and any shares issued upon exercise of warrants or any election to convert outstanding debt will be exempt from registration pursuant to Sections 3(a) 9 and 4(2) of the Securities Act.

ITEM 6. PLAN OF OPERATION

General

The Company is in the development stage and is expected to remain so for at least the next several quarters. Our primary mission is to develop and commercially exploit technologies for improving the performance, and the corresponding competitiveness, of biomedical devices manufactured by third party companies. We possess, and continually develop, technologies designed to enable biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). We have expanded our R&D to capabilities additional to MRI safety and imaging.

Research and Development

Over the past year we have been developing:

      o a series of implantable devices including an MRI visible vena cava filter.
      o     an MRI safe and image compatible ceramic motor;
      o     additional technologies for improving MRI contrast agents;
      o     technology to improve drug elution and drug delivery systems;
      o a system for generating power for implantable devices from body heat; and

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

Additionally, there is a rapidly growing field of medicine known as minimally invasive surgery, using "interventional" devices such as guidewires and catheters to do many procedures in cardiology, oncology and other specialties. The majority of procedures are done in catheter labs equipped with X-ray or fluoroscopy devices for imaging and guiding the procedures. Many of these devices do not offer the advantages of tissue visualization and discrimination provided by MRI. The combined problems of device safety (they heat up and may induce electrical stimulation), and the image artifacts created by these devices in MRI, have limited the use of MRI machines in this rapidly growing area of medicine. The desire and need for MRI is demonstrated by the advent of catheter labs which have both X-ray devices for guiding devices into the body, and MRI machines for evaluating progress and observing tissue and results. In these new operating theaters, the patients are moved back and forth on a conveyor belt-like system between the imaging devices. For the past five years, Biophan has been actively engaged in solving the complex problems associated with device safety and imaging under MRI. With the advent of our solutions, the industry has the opportunity to develop MRI safe and image compatible devices that can be used with MRI.

Biophan has two solutions for resolving the heating of wire leads, such as pacemaker leads (in which we include pacemaker and defibrillator leads) and neurostimulator leads (including deep brain stimulation, or DBS, systems for Parkinson's and epilepsy; systems for pain control, etc.). One solution is an RF filter, licensed from Johns Hopkins exclusively for implantable devices, and co-exclusively for non-implantable catheters) which can resolve lead heating (it is the metal wire lead connecting a device to the body that is the cause of most of the MRI safety problems). Additionally, to resolve the problems associated with very long metal wires such as surgical guidewires and catheters, we have been engaged in previously secret work developing "anti-antenna geometries" in these leads. By slightly altering the way the leads are made, we can create self-canceling attributes that resolve the radio frequency related problems that cause heating and induced voltages in the lead. Together, these solutions allow making an MRI-safe lead and device. Several broad patents for this innovation were filed several years ago, and one recently issued. As a result, we have now publicly disclosed our solutions, and we have demonstrated the success of our approach to prospective customers and industry experts. We have begun manufacturing samples of devices modified with our solution, which is extremely cost effective. We have modified a pacemaker lead for a pacemaker company concerned with pacemaker safety, which is currently being evaluated by that company.

During the past year, we received an issued patent, U.S. 6,829,509 for anti-antenna geometries, which we believe, along with Johns Hopkins patent U.S. 5,217,010, for which we hold an exclusive license for implanted medical devices, gives us a dominant position in the emergence of MRI safe devices using long wire leads, such as pacemakers, defibrillators, deep brain stimulators, pain devices, and many others. This modification of a metal device has broad application. It can also address a significant limitation associated with virtually all stents, medical devices used to keep vessels open. It is very difficult to see inside the stent to determine if blockage is occurring, once the stent is installed in the body. Currently, no diagnostic systems such as X-ray or fluoroscopy are effectively able to see inside of a stent.

We have demonstrated that we can make stents visible within an MRI machine using this anti-antenna method. It works. Researchers in Europe have also demonstrated at conferences that this approach works, and there are some stents shipping in Europe using this approach. The solution requires a change in the way most stents are made. We recently filed nine continuations of our original patent application, applying this innovation to other devices, such as stents, guidewires and catheters. The stent, guidewire and catheter businesses are very large and have many players who compete with one another for competitive advantage. This solution to both heating and stent imaging has broad implications

Additionally, we can resolve image artifacts that occur when imaging devices in the body with MRI uses thin film nanomagnetic particle coatings, developed by Nanoset, LLC, in collaboration with Biophan. We have demonstrated MRI images showing an aluminum rod which could not be seen in the MRI image, and next to it showed two identical rods which were quite visible, as a result of having our thin film coating applied. Additionally, the tip of these rods had a bright "glow", making it easy to spot in the MRI image. This image is available on our web site at www.biophan.com. This capability is part of the suite of technologies that can help make MRI a viable solution for interventional diagnostics and surgery. Once again , we have a solution that works, covered by both issued and pending patents. We are also working on coatings that can improve visibility under MRI using thin film coatings described above. The advantage of a coating solution is that a manufacturer with a product in the market or in development does not have to radically change the physical design manufacturing process. Thus, the coating solution, which we are pursuing, has broad applications for the rapidly growing stent market.

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

Image compatibility also has benefits to the pacemaker device manufacturers. The goal of making pacemakers safe for MRI is to allow a pacemaker patient to receive an MRI scan for staging a cancer operation, and subsequent follow-up, or to diagnose a brain tumor, or back or knee problem, etc. However, a device made safe may still cause a significant image artifact. By adding "image compatibility" to a pacemaker made safe, it may be possible to enable a pacemaker patient to one day have an MRI angiogram, and avoid having an invasive procedure. Similarly, a patient with a Deep Brain Stimulator (DBS) device can undergo a full power MRI of the brain if their lead is not only safe, but also image compatible.

To manage the growing R&D and customer interactions in the MRI technology business and the biothermal business, we have expanded our staff to support these projects. John Lanzafame, an experienced medical device executive, joined Biophan in September as President of Biophan's Nanolution subsidiary and as Vice President of Business Development. He has focused on leveraging recent discoveries in nanotechnology such as Biophan's use of nanomagnetic particles for the purposes of drug delivery and drug elution from devices. Mr. Lanzafame has 15 years experience in the medical device industry, most recently as President of STS Biopolymers, a company specializing in customized surfaces, including drug eluting coatings for stents and indwelling catheters. STS Biopolymers was acquired in late 2003 by Angiotech Pharmaceuticals, which licensed the use of paclitaxel on stents to Boston Scientific. Mr. Lanzafame has experience in drug delivery, product development and sales and marketing, and has brought this breadth of experience both to the newly formed drug delivery division, as well as to assist in development and marketing of our other Biophan technologies.

We have retained Tim Bibens, formerly Director of Operations for the Ortho Clinical Diagnostics, a J & J company, and prior to that a Supply Chain Manager at Allied Signal, to oversee our MRI safety and image compatibility projects, reporting to Jeff Helfer, our VP- Engineering.

Sarah Cooper, formerly a research fellow and chemical engineer at NASA's Ames Center for Nanotechnology, has been an active participant in the biothermal battery project. Ms. Cooper's fellowship ended in September 2004, and she has joined us as a consultant, based in Menlo Park, working on the biothermal battery project we have underway with NASA's Ames Center for Nanotechnology. As part of this arrangement, we have jointly designed with NASA a new nanomaterial reactor which is under contract to be built. The reactor will be based at NASA and utilized for experiments with proprietary new biothermal materials under the direction of Ms. Cooper and NASA personnel. Ms. Cooper is also involved in our joint initiative with NaturalNano, Inc. a newly formed affiliate company which is pursuing certain materials of interest to Biophan for the medical market.

We have retained additional technical consultants to augment our staff's research and development efforts on the MRI safety and compatibility project and the biothermal battery project. Over thirty professionals, both full time and part time, now constitute the Biophan scientific and engineering organization.

We conduct our thin film coating research and development at Alfred University, in coordination with Nanoset, LLC. To facilitate this, we have helped Alfred construct a clean room facility to be used for our coating experiments and sample preparation. We have also entered into a consulting contract with Isoflux in Rochester, New York, a leading developer of plasma coating equipment, such as that used to coat stents and long metal wires. Isoflux is headed by Dr. David Glocker, formerly head of the thin film R&D Group at Eastman Kokak Company, to assist in our device coatings experiments, testing, and design. Dr. Glocker is also a member of the Biophan Scientific Advisory Board.

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

Strategic Relationships

Leveraging strategic relationships is vital to our mission. These relationships help us validate our technology and also develop potential sales channels. We have entered into non-disclosure agreements with a number of major manufacturers of implanted biomedical and related devices. We are discussing with these companies potential strategic relationships that may include joint development projects, original equipment manufacturing arrangements and licensing agreements.

In November 2003, we entered into a joint development agreement with Boston Scientific Corporation for MRI safe and image compatible technology. As part of the transaction, Boston Scientific received a first right of negotiation on certain products. The joint development agreement has been expanded to include multiple products and divisions. The joint development agreement includes a first right of negotiation for these products, extended through June 30, 2005, by which time the parties anticipate entering into a definitive agreement which is expected to include a license fee, certain annual minimums, milestone payments, royalties, and an equity interest. Should we be able to close this transaction, the combined cash from this transaction is anticipated to be more than adequate to enable Biophan to list on a major stock exchange within the current fiscal year.

In June 2004, we acquired a 51% interest in TE Bio LLC, a company developing an implantable biothermal battery using body heat gradients to power medical devices such as pacemakers, defibrillators, and drug pumps. The biothermal battery technology is based on a patented innovation in the utilization of thermoelectric materials, using nanoscale-based, thin-film materials to convert thermal energy produced naturally by the human body into electrical energy. The resulting power can be used to "trickle charge" batteries for medium-power devices such as defibrillators, or directly power low-energy devices like pacemakers. It is enabled by nanotechnology which provides the ability to put thousands and thousands of small semi-conductor nodes that convert heat to electricity in a space about the size of one or two postage stamps. Biophan is committed to contribute $300,000 annually for a three-year period, and marketing and management support to TE Bio, in exchange for Biophan's 51% interest. TE Bio was founded by Biomed Solutions, LLC, an affiliate and the company from which Biophan spun out in December 2000. The independent board members of Biophan evaluated the technology and authorized the acquisition, after conclusion of a third party feasibility study.

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

As part of the exclusive distribution agreement, Biophan will provide sales and marketing to the medical device industry on behalf of New Scale and has also made a $100,000 investment in the company for a 10% interest. The motor offers several advantages for driving drug pumps, and other medical applications. Using only four parts (other motors can have as many as 100 parts), it provides a unique combination of high reliability, flexibility, and power consumption advantages. By using ceramic components and no windings, it is very compatible with MRI imaging. The motor also has applications in MRI robotics and cryogenics.

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

On February 24, 2005, we acquired a 51% ownership interest in aMRIs GmbH (later renamed Biophan Europe), a leading German-based developer of MRI-safe and image-compatible technology solutions and biomedical devices. In connection with that acquisition, we also acquired the exclusive license to fifteen issued and pending patents covering imaging of devices such as stents and other vascular implants, significantly expanding the Company's intellectual property portfolio. The purchase of the subsidiary and the patents was made for total consideration of $927,330 consisting of cash, a promissory note and restricted stock.

The acquisition of provides Biophan with innovative products, technologies, and scientific expertise that extend Biophan's intellectual property portfolio of medical solutions in the fast-growing marketplace of products and procedures that are compatible with Magnetic Resonance Imaging (MRI).

Following the acquisition, Michael Friebe, Ph.D., was elected to our Board of Directors and will serve as Chief Executive Officer of Biophan Europe. Andreas Melzer, M.D., joins our Scientific Advisory Board and will serve as Biophan Europe's Research Physician and Chief Research Officer leading many of our medical device developments.

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

Among the Biophan Europe technology assets are an MRI-visible catheter marker, an MRI-visible stent, a vena cava filter which is in late-stage development, and a series of MRI-visible medical devices in development. The Company's management and research staff provide world-class intellectual expertise in the field of MRI compatibility, and have been awarded several grants from government agencies to develop its next-generation biomedical technology for MRI. Biophan Europe and its principals have contractual and consulting agreements with many of the world's leading biomedical device and MRI machine manufacturers.

Based on discussions underway with several biomedical device manufacturers, and MRI manufacturers, both in the U.S. and overseas, we plan to expand the use of the technologies we have developed to make a wider range of devices compatible with MRI. These technologies reduce radio frequency interference, heating, and induced voltages. Since the beginning of fiscal 2005, we have expanded our development and partnering activities related to these technologies to include guidewires, stents, drug pumps, biopsy needles and other prosthetic and surgical tool devices, where the lack of MRI compatibility negatively impacts investigational and diagnostic procedures.

Discussions with these device manufacturers indicate a need for, and an interest in, solutions to additional problems based on our technology. We previously used both surrogate devices (such as copper rings) and actual manufactured implantable products, in a gel phantom, to demonstrate our ability to accurately image devices and their interior spaces in a manner that could not be done previously. The Biophan Europe technology builds extensively on our base and provides an additional ten years of expertise.

Additionally, as part of the Biophan Europe acquisition, we will have access to additional research grants which will enable us to further demonstrate the effectiveness of our products and capabilities. Moreover, we will increase the scope of products in discussion for prospective licensing agreements, in addition to licensing discussions underway between Biophan Europe and certain device manufacturers.

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

Acquisition of Intellectual Assets

We currently have an overall estate of 127 patents, inclusive of those assigned and licensed, and including filed applications and allowed and issued patents. This represents an increase of 67 over the number at this time last year.

The technologies allowing visualization of implants have been developed at Biophan, and with technology partners under exclusive license, including aMRIs Patents GmbH in Germany (via an exclusive license); Aachen Resonance in Germany (via a recent term sheet executed for an exclusive license); and Nanoset, LLC in the U.S. (via an exclusive license). The patents include those licensed from Nanoset, LLC. Nanoset's technology can be used to reduce image artifacts on implantable and interventional medical devices and for a new class of applications to enhance the uptake, release and monitoring of drugs in medical device coatings.

The patents total also includes those licensed as part of the Biophan Europe acquisition whereby we obtained worldwide exclusive rights to a significant patent portfolio totaling fifteen issued and pending patents covering critical capabilities needed by the medical industry as the use of MRI interventional medicine and MRI diagnostics for examination of stents and other implants becomes standard medical procedure.

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

Investor Relations

We expend a great deal of effort to keep our shareholders informed, and to bring the Company to the attention of new shareholders, institutional investors, and potential strategic partners. Additionally, our efforts at widespread press exposure have helped elevate the issue of MRI safety to national prominence, and have helped increase the awareness of Biophan as an innovative small public company. The over-the-counter market is generally not supported by the nation's broker-dealer network, and it is essential for us to be visible so that prospective shareholders can hear about us and review our public filings, website, and company investor materials.

Additionally, because we provide technical solutions to several complex limitations of medical devices, we find that attending conferences and issuing press releases produces over time a wealth of information that we can then point to, when a shareholder has a question, and stay in full compliance with the full disclosure requirements of the SEC's regulations. Our high visibility and healthy trading volume have brought several institutional investors into the Company, a trend we expect to continue as we move forward with our plans to list on a major U.S. stock exchange.

Financing Activities

On February 5, 2004, we entered into a second stock purchase agreement with SBI Brightline Consulting, LLC that obligated SBI to purchase, upon our election, up to 17,750,000 shares of our common stock for an aggregate purchase price of $25 million. SBI was not obligated to purchase shares pursuant to this stock purchase agreement unless the resale of the shares by SBI was registered under the Securities Act. Only 6,000,000 shares covered by this stock purchase agreement were registered and during the year these share were sold to SBI making $3,900,000 available to fund ongoing operations. The remaining tranches under the agreement, if exercised, could have been sold for an average price of $1.80 per share. However, that agreement has been cancelled and a new agreement executed with SBI Brightline XI, LLC providing a $30 million fixed price financing for 10,000,000 shares at an average price of $3 per share, if we take the full facility, and with a range from $2 a share to $4 a share, which must be taken in sequential tranches of 1 million shares each. There are no warrants or fees associated with this agreement. The financing requires the shares to be registered for sale, a process which can take several months.

The Company anticipates closure of the transaction with Boston Scientific to occur in June 2005, prior to the expiration of the first right of negotiation. To ensure that the Company has adequate cash on hand for operations, Biomed Solutions LLC, an affiliate of Biophan managed by Biophan CEO Michael Weiner, has agreed to provide Biophan with a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum and are convertible at 90% of the average closing price for the 20 trading days preceding the date of the borrowing. Biomed will receive pro-rata warrant coverage of up to 500,000 shares, in the event that the facility is fully utilized, with the warrants priced at 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement.

Ross Kenzie, a director of Biophan, is also a director of Biomed Solutions, LLC. The independent board of Biophan negotiated and approved this credit facility. The terms of this credit facility are considered to be better than are available from commercial lending sources.

Biomed Solutions is a Company which invests in early stage companies and projects with promising intellectual property advantage. Biomed Solutions was the owner of HIV Antisense LLC, which merged with Biophan (then known as GreatBio), and Biomed Solutions was the source of the acquisition of the MRI Safety technology acquired by Biophan in 2000 and the 51% interest in TE-Bio, the developer of the Biothermal battery technology acquired by Biophan in 2004.

We believe that this credit facility, the revised SBI stock purchase agreement, and the pending transaction with Boston Scientific, provide the Company with more than adequate capital resources for the upcoming 12 month timeframe; including the ability to fund, as needed, potential additional acquisition and expansion of operations.

Our estimate of our cash requirements for the next 12 months is as follows:

    Research and product development  expenses, including $500,000 to
    fund Biophan Europe research and development                                  $ 3,400,000

    General and administrative expenses, including administrative salaries and benefits, office expenses, rent expense, legal and
    accounting, publicity, and investor  relations                                  3,700,000

    Cash payments for Biophan Europe acquisition                                      292,500
                                                                                  -----------

                Total estimated cash requirements for next twelve months          $ 7,392,500
                                                                                  ===========


Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities, nor does the plan contemplate any significant change in the number of employees. We currently employ twelve full-time individuals.

ITEM 7. FINANCIAL STATEMENTS


BIOPHAN TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2005

                                    CONTENTS

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Financial Statements:

   Balance Sheet                                                            F-2

   Statement of Operations                                                  F-3

   Statement of Stockholders' Equity                                  F-4 - F-7

   Statement of Cash Flows                                            F-8 - F-9

   Notes to Consolidated Financial Statements                       F-10 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biophan Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (a development stage company) as of February 28, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended, and the amounts in the cumulative column in the consolidated statements of operations, stockholders' equity, and cash flows for the period from March 1, 2000 to February 28, 2005. The amounts in the cumulative column in the consolidated statements of operations and cash flows for the period from August 1, 1968 (date of inception) to February 29, 2000 were audited by other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2005 and the results of their operations and their cash flows for each of the two years in the period then ended. Additionally, the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2005 are fairly presented, in all material respects, in conformity with United States generally accepted accounting principles.


/s/GOLDSTEIN GOLUB KESSLER LLP
New York, New York


April  6, 2005, except for Note 13 as to which the date is May 27, 2005

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                               February 28, 2005
--------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                        $    753,288
    Stock subscription receivable                                         900,000
    Due from related parties                                              220,959
    Prepaid expenses                                                       91,596
    Other current assets                                                   41,338
----------------------------------------------------------------------------------
    Total current assets                                                2,007,181
----------------------------------------------------------------------------------
Property and equipment, net                                                73,518
----------------------------------------------------------------------------------
Other assets:
    Intellectual property rights                                          997,738
    Investment                                                            100,000
    Security deposit                                                        2,933
    Deferred tax asset, net of valuation allowance of $4,787,000
----------------------------------------------------------------------------------
                                                                        1,100,671
----------------------------------------------------------------------------------
                                                                     $  3,181,370
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                            $  1,037,103
    Note payable                                                          200,000
    Deferred revenue                                                      225,000
----------------------------------------------------------------------------------
    Total current liabilities                                           1,462,103
----------------------------------------------------------------------------------
Stockholders' equity:
    Common stock - $.005 par value:
    Authorized, 125,000,000 shares
    Issued and outstanding, 74,317,832 shares                             371,589
    Additional paid-in capital                                         18,982,952
    Stock subscription receivable                                        (150,000)
    Deficit accumulated during the development stage                  (17,485,274)
----------------------------------------------------------------------------------
                                                                        1,719,267
----------------------------------------------------------------------------------
                                                                     $  3,181,370
                                                                     ============

See notes to consolidated financial statements

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
                                                                                         Period from
                                                                                           August 1,
                                                                                       1968 (date of
                                                     Year ended       Year ended       inception) to
                                                   February 28,     February 29,        February 28,
                                                           2005             2004              2005
----------------------------------------------------------------------------------------------------
Revenues:
  Development payments                             $         --      $     75,000      $     75,000
----------------------------------------------------------------------------------------------------

Operating expenses:
    Research and development                          2,629,980         1,240,439         6,305,811
    General and administrative                        3,337,185         1,911,003         9,373,952
    Write-down of intellectual property rights               --                --           530,000
----------------------------------------------------------------------------------------------------
                                                      5,967,165         3,151,442        16,209,763
----------------------------------------------------------------------------------------------------
Operating loss                                       (5,967,165)       (3,076,442)      (16,134,763)
----------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                         --          (729,527)       (1,730,923)
    Interest income                                      11,869             1,815            58,447
    Other income                                        161,749            85,584           476,408
    Other expense                                            --                --           (65,086)
----------------------------------------------------------------------------------------------------
Total other income(expense), net                        173,618          (642,128)       (1,261,154)
----------------------------------------------------------------------------------------------------

Loss from continuing operations                      (5,793,547)       (3,718,570)      (17,395,917)

Loss from discontinued operations                            --                --           (89,357)
----------------------------------------------------------------------------------------------------

Net loss                                           $ (5,793,547)     $ (3,718,570)     $(17,485,274)
====================================================================================================
Loss per common share - basic and diluted          $      (0.08)     $      (0.08)
==================================================================================
Weighted average shares outstanding                  69,263,893        44,017,010
==================================================================================

See notes to consolidated financial statements

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
             Period from August 1, 1968 (date of inception) to February 28, 2005
--------------------------------------------------------------------------------

                                                                                                       Deficit
                                                                                                   Accumulated
                                                                     Additional           Stock     During the     Stockholders'
                                           Number         Common        Paid-in    Subscription    Development          Equity
                                        of Shares          Stock        Capital      Receivable          Stage     (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
1969 - 14,130 shares issued for
services for $.05 per share                14,130     $       70     $      637                     $      707

1970 - 1,405,000 shares issued for
mining rights for $.05 per share        1,405,000          7,025         63,225                         70,250

1970 - 55,500 shares issued for
services for $.05 per share                55,500            278          2,497                          2,775

1973 - 10,000 shares issued for
services  for $.05 per share               10,000             50            450                            500

1976 - 500 shares issued for
services for $.05 per share                   500              3             22                             25

1978 - 12,000 shares issued for
services for $.05 per share                12,000             60            540                            600

1980 - 225,000 shares issued for
services for $.05 per share               225,000          1,125         10,125                         11,250

1984 - 20,000 shares issued for
services for $.05 per share                20,000            100            900                          1,000

1986 - 10,000 shares issued for
services for $.05 per share                10,000             50            450                            500

1990 - 10,000 shares issued for
services for $.05 per share                10,000             50            450                            500

1993 - 25,000 shares issued for
services for $.05 per share                25,000            125          1,125                          1,250

Net loss from inception through
 February 28, 1998                                                                      (89,357)       (89,357)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1998            1,787,130          8,936         80,421         (89,357)            --

1999 - 10,000 shares issued for
services for $.05 per share                10,000             50            450                     $      500

1999 - 1,000,000 shares issued for
services for $.005 per share            1,000,000          5,000                                         5,000

Net loss for the year ended
 February 28, 1999                                                                       (5,500)        (5,500)
------------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 1999            2,797,130         13,986         80,871                        (94,857)             --

2000 - 1,000,200 shares issued
 for services for $.005 per share       1,000,200          5,001                                        5,001

                                                     CONTINUED ON FOLLOWING PAGE

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
             Period from August 1, 1968 (Date of inception) to February 28, 2005
--------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                      Accumulated
                                                                        Additional            Stock     During the    Stockholders'
                                                 Number       Common       Paid-in     Subscription    Development          Equity
                                              of Shares        Stock       Capital       Receivable          Stage    (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
 February 29, 2000                                                                                          (5,001)       (5,001)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2000                 3,797,330        18,987        80,871                         (99,858)           --

2000 - 250,000 shares issued for
services for $.005 per share                   250,000         1,250                                                       1,250

2000 - Expenses paid by stockholder                                          2,640                                         2,640

2000 - 10,759,101 shares issued for
 acquisition of Antisense Technology, Inc   10,759,101        53,795       121,205                                       175,000

2000 - 10,759,101 shares issued for
 cash for $.005 per share                   10,759,101        53,796       121,204                                       175,000

Net loss for the year ended
 February 28, 2001                                                                                        (729,130)     (729,130)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2001                25,565,532       127,828       325,920                        (828,988)     (375,240)

2001 - 2,399,750 shares issued for
cash for $1.00 per share                     2,399,750        11,999     2,387,751                                     2,399,750

2001 - 468,823 shares issued for interest      468,823         2,344       466,479                                       468,823

2001 - Redemption of 200,000 shares           (200,000)       (1,000)                                                     (1,000)

2001 - 1,315,334 shares issued upon
 conversion of bridge loans at $.75
per share                                    1,315,334         6,576       979,924                                       986,500

2001 - Offering costs associated with
 share issuances for cash                                                 (254,467)                                     (254,467)

2002 - Grant of stock options for services                                 702,800                                       702,800

Net loss for the year ended
 February 28, 2002                                                                                      (3,705,917)   (3,705,917)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2002                29,549,439       147,747     4,608,407                      (4,534,905)      221,249

2002 - Shares issued for cash for
  $.34 per share                               993,886         4,969       337,461                                       342,430

2002 - Shares issued for cash for
  $.15 per share                             1,192,874         5,964       167,002                                       172,966

                                                     CONTINUED ON FOLLOWING PAGE

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
             Period from August 1, 1968 (date of inception) to February 28, 2005
--------------------------------------------------------------------------------
                                                                                                            Deficit
                                                                                                        Accumulated
                                                                            Additional          Stock    During the    Stockholders'
                                                      Number       Common      Paid-in   Subscription   Development          Equity
                                                     of Shares      Stock      Capital     Receivable         Stage     (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
2002 to 2003 - Shares issued for cash for
  $.25 per share                                     5,541,100     27,706    1,357,569                    1,385,275

2002 to 2003 - Shares issued as commissions
  on offerings                                         357,394      1,787       (1,787)                          --

2002 to 2003 Cash commissions on offerings                                    (119,488)                                   (119,488)

Offering costs                                                                 (45,644)                                    (45,644)

Grant of stock options for services                                            485,000                                     485,000

Intrinsic value of beneficial conversion feature
  of note payable and MRI liability                                            800,000                                     800,000

Net loss for the year ended
  February 28, 2003                                                                                      (3,438,252)    (3,438,252)
------------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2003                        37,634,693    188,173    7,588,520                   (7,973,157)      (196,464)

2003 - Shares issued upon conversion of
  related party loans at $.14 per share              1,268,621      6,343      177,607                                     183,950

2003 - Shares issued upon conversion of
  stockholder loan plus accrued interest
  at $.20 per share                                    775,000      3,875      151,693                                     155,568

2003 - Shares issued for cash pursuant to
  equity line of credit at prices from
  $.11 to $.23 per share                             3,325,757     16,629      474,561                                     491,190

2003 - Shares issued for option exercises
  at $.14 per share                                  3,000,000     15,000      412,847                                     427,847

2004 - Shares issued for warrant exercises
  at $.25 and $.50 per share                           995,940      4,980      327,864                                     332,844

2004 - Shares issued for cash pursuant to
  stock purchase agreement at prices from
  $.15 to $.40 per share                            11,000,000     55,000    2,845,000                                   2,900,000

2004 - Shares issued upon conversion of
  related party loans at $.10 per share              7,945,000     39,725      754,775                                     794,500

Offering costs                                                                (209,528)                                   (209,528)

                                                     CONTINUED ON FOLLOWING PAGE

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
             Period from August 1, 1968 (date of inception) to February 28, 2005
--------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                                       Accumulated
                                                                           Additional          Stock    During the    Stockholders'
                                                     Number     Common        Paid-in   Subscription   Development          Equity
                                                   of Shares     Stock        Capital     Receivable         Stage     (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Grant of stock options for services                                            565,000                                      565,000

Intrinsic value of beneficial conversion feature
  of line of credit loans                                                      250,950                                      250,950

Net loss for the year ended February 29, 2004                                                           (3,718,570)      (3,718,570)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2004                       65,945,011    329,725    13,339,289                 (11,691,727)       1,977,287

2004 - Shares issued for option exercise
  at $.32 per share                                    70,000        350        22,050                                       22,400

 2004 - Shares issued for option exercise
  at $.50 per share                                    24,999        125        12,375                                       12,500

2004 -Shares issued upon  exercise of
    warrants  at $.25 per share                       868,700      4,343       212,832                                      217,175

 2004 - Shares issued upon  exercise of
    warrants  at $.50 per share                       926,700      4,634       458,716                                      463,350

2004 - Shares issued upon  exercise of
    warrants  at $1.00 per share                      108,375        542       107,833                                      108,375

2004 - Shares issued upon cashless exercise
      of warrants                                      74,047        370          (370)                                          --

2004 - 2005 - Shares issued for cash pursuant to
  stock purchase agreement at prices from
  $.60 to $.70 per share                            6,000,000     30,000     3,870,000                                    3,900,000

 2005 - Restricted shares issued  in connection
   with employment agreements at
   $1.34 per share                                    200,000      1,000       267,000                                      268,000

2005 - Restricted shares issued  in connection
   with acquisition of Biophan Europe at
   $1.34 per share                                    100,000        500       133,500                                      134,000

Offering costs                                                                 (41,998)                                     (41,998)

Grant of stock options for services                                            201,000                                      201,000

Section 16(b) short swing profits                                              400,725                                      400,725

Stock subscription receivable                                                               (150,000)                      (150,000)

Net loss for the year ended February 28, 2005                                                           (5,793,547)      (5,793,547)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2005                       74,317,832  $ 371,589  $ 18,982,952    $ (150,000) $(17,485,274)    $  1,719,267
====================================================================================================================================

See notes to consolidated financial statements

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                                                       Period from
                                                                                                        August 1,
                                                                                                     1968 (date of
                                                                  Year ended         Year ended      inception) to
                                                                 February 28,       February 29,      February 28,
                                                                        2005               2004              2005
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net loss                                                        $ (5,793,547)     $ (3,718,570)     $(17,485,274)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation                                                      28,020            23,643            92,193
    Realized and unrealized losses on marketable securities               --                --            66,948
     Accrued interest on note payable converted to common
      stock                                                               --            11,998            11,998
    Amortization of interest on convertible notes payable                 --           667,617         1,050,950
    Write-down of intellectual property rights                            --                --           530,000
    Amortization of discount on payable to related party                  --                --            75,000
     Issuance of common stock for services                           268,000                --           369,108
    Issuance of common stock for interest                                 --                --           468,823
    Grant of stock options for services                              201,000           565,000         1,953,800
    Expenses paid by stockholder                                          --                --             2,640
    Changes in operating assets and liabilities, net of
      effect of acquisition:
    (Increase) decrease in advances receivable                            --            10,127                --
    (Increase) decrease in due from related parties                 (186,737)           (9,854)         (220,959)
    (Increase) decrease in prepaid expenses                          (22,411)           21,738           (91,596)
    (Increase) decrease in security deposits                              --                --            (2,933)
    Increase (decrease) in accounts payable and
       accrued expenses                                              405,821           (89,158)          646,548
    Increase (decrease) in due to related parties                         --            (9,401)          (43,496)
    Increase (decrease) in deferred revenues                         225,000                --           225,000
------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                         (4,874,854)       (2,526,860)      (12,351,250)
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                              (39,302)          (21,625)         (164,689)
    Sales of marketable securities                                 1,150,000           302,000         2,369,270
    Purchase of investment                                          (100,000)               --          (100,000)
    Cash paid for acquisition of Biophan Europe,
         net of cash received of $107,956                           (258,874)               --          (258,874)
    Purchases of marketable securities                                    --        (1,150,000)       (2,436,218)
------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities              751,824          (869,625)         (590,511)
------------------------------------------------------------------------------------------------------------------

                                                     CONTINUED ON FOLLOWING PAGE

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                                                    Period from
                                                                                                      August 1,
                                                                                                  1968 (date of
                                                                Year ended        Year ended      inception) to
                                                               February 28,      February 29,      February 28,
                                                                      2005              2004              2005
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of bridge loans                                              --                --           986,500
  Loan from stockholder                                                 --                --           143,570
  Line of credit borrowing from related party                           --           250,950           550,950
  Line of credit payments                                               --           (72,500)          (72,500)
  Net proceeds from sales of capital stock                       2,850,000         3,252,200        10,213,849
  Proceeds from exercise of options                                 34,900           427,847           462,747
  Proceeds from exercise of warrants                               788,900           332,844         1,121,744
  Short swing profits                                              400,725                --           400,725
  Equity placement costs                                           (22,107)          (19,891)         (112,536)
----------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                    4,052,418         4,171,450        13,659,049
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                          (70,612)          774,965           753,288

Cash and cash equivalents at beginning of period                   823,900            48,935                --
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $    753,288      $    823,900      $    753,288

Supplemental schedule of noncash investing and financing activities:

    Common stock issued for subscription receivable           $  1,050,000      $         --      $  1,050,000

    Liabilities assumed in conjunction with acquisition
         of a 51% interest in  Biophan Europe and certain
         intellectual property rights:
          Fair value of assets acquired                       $  1,105,714
            Cash paid                                             (366,830)
            Promissory note issued                                (200,000)
            Restricted stock issued                               (134,000)
            Payables incurred                                     (226,500)
                                                              ------------
                Liabilities assumed                           $    178,384      $         --      $    178,384
================================================================================================================
    Acquisition of intellectual property rights               $         --      $         --      $    425,000
================================================================================================================
    Issuance of common stock upon conversion of
      bridge loans                                            $         --      $    155,568      $  1,142,068
================================================================================================================
    Issuance of common stock upon conversion of
      related party loans                                     $         --      $    978,450      $    978,450
================================================================================================================

See notes to consolidated financial statements

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------
1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc.("Antisense")and Nanolution, LLC, formerly MRIC Drug Delivery Systems, LLC, ("Nanolution"), and its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), formerly aMRIs GmbH, and TE Bio LLC ("TE Bio"), collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company earns and recognizes revenue under development agreements when the phase of the agreement to which amounts relate is completed and the Company has no further performance obligation. Completion is determined by the attainment of specified milestones including a written progress report. Advance fees received on such agreements are deferred until recognized.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------

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

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------

         Year ended February 28                          2005           2004
         -----------------------------------------------------------------------
         Net loss - as reported                     $(5,793,547)    $(3,718,570)

         Add: Stock-based employee compensation
         expense included in reported net loss,
         net of related tax effects                     201,000         118,000

         Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax effect         (342,000)       (241,000)
         -----------------------------------------------------------------------

         Net loss - pro forma                       $(5,934,547)    $(3,841,570)

         =======================================================================
         Basic and diluted loss
         per share - as reported                    $      (.08)    $      (.08)
         =======================================================================
         Basic and diluted loss
         per share - pro forma                      $      (.08)    $      (.08)
         =======================================================================

The Company's assumptions used to calculate the fair values of options issued during the year ended February 28, 2005 were (i) risk-free interest rates of 4.04% through 4.50%, (ii) expected lives of 5 to 10 years, (iii) expected volatility of 88% through 150%, and (iv) expected dividends of zero.

The Company's assumptions used to calculate the fair values of options issued during the year ended February 29, 2004 were (i) risk-free interest rates of 3.17% through 4.38%, (ii) expected lives of 5 to 10 years, (iii) expected volatility of 160%, and (iv) expected dividends of zero.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Reclassification

For comparative purposes, certain amounts in the accompanying statement of operations for fiscal 2004 have been reclassified to conform to the presentation used for fiscal 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No.
25. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Per APB No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In addition, the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. Under the effective date provisions included in SFAS No. 123R, the Company would have been required to implement SFAS No. 123R as of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, the SEC delayed the effective date which allows companies to implement SFAS No. 123R at the beginning of the first fiscal year after June 15, 2005, which would be March 1, 2006 for the Company. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption will have a material impact on the consolidated results of operations and earnings per share similar to the current pro-forma disclosures under SFAS No. 123. (see "Stock Options " above).

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------
2. BUSINESS COMBINATIONS

Effective June 3, 2004, the Company executed final agreements for the acquisition of a 51% ownership interest in TE Bio, LLC ("TE Bio"), a newly formed limited liability company that acquired an exclusive license to certain technology from Biomed Solutions, LLC ("Biomed"). TE Bio is also owned 46.5% by Biomed, a related company, and 2.5% by Stuart G. MacDonald, Vice-President of Research and Development for the Company. The primary reason for the acquisition was the development of an implantable biothermal battery using body heat gradients to power medical devices. The Payment Agreement (the "Agreement") provides for the investment in TE Bio of $300,000 per year for three years from the Company's working capital. In addition, the Company will provide certain administrative, marketing, and research and development services to TE Bio. The results of operations of TE Bio from June 3, 2004 to February 28, 2005 are included in the accompanying consolidated statement of operations. TE Bio had no significant assets, liabilities or operations at time of acquisition.

On February 24, 2005, the Company entered into an agreement for the purchase of a 51% ownership interest in aMRIs GmbH, a German company formed November 2004. Concurrently, aMRIs acquired a 58.4% interest in MR:comp GmbH. The name of aMRIs was subsequently changed to Biophan Europe GmbH. For accounting purposes, the acquisition is treated as a purchase as of February 28, 2005. Operating results of the subsidiary for the period from February 25 through February 28, 2005 were not material and are not included.

The principal reasons for the acquisition, in addition to obtaining a European market presence, were to add complementary intellectual property to the Company's existing technologies, further expertise to its management team, and additional research and development capabilities. Accordingly, in connection with the purchase, the Company executed an exclusive license agreement for certain patents related to the Company's own proprietary technologies in the area of MRI safety and compatibility, employment agreements with key executives of aMRIs and agreed to contribute to aMRIs $2,000,000 over four years for funding specific salaries and research and development expenses.

Total consideration for the 51% interest in aMRIs and for intellectual property rights was $1,105,714, consisting of the following:

               Cash paid                                             $   132,500
               Promissory note issued                                    200,000
               Amount payable in cash                                     92,500
               Amount payable in restricted stock                        134,000
               Restricted stock issued (100,000 shares)                  134,000
               Direct acquisition costs                                  234,330
               Liabilities assumed                                       178,384
                                                                      ----------
                                         Total purchase price        $ 1,105,714
                                                                      ==========

The allocation of the purchase price is as follows:

               Intellectual property rights (estimated useful life
                  of 17 years)                                       $   927,738
               Current assets                                            176,954
               Equipment                                                   1,022
                                                                     -----------
                                                Total                $ 1,105,714

The following summarized pro forma consolidated statement of operations (unaudited) for the year ended February 28, 2005, assumes the acquisition of aMRIs as if it had occurred on March 1, 2004:

             Operating expenses:
                Research and development                     $  2,737,038
                General and administrative                      3,505,300
                                                             ------------
                                                                6,242,338
                                                             ------------
             Operating loss                                    (6,242,338)
             Other income                                         246,745
                                                             ------------
             Net loss                                        $ (5,995,593)
                                                             ============
             Loss per common share-basic
                 and diluted                                 $      (0.09)
                                                             ============
             Weighted average shares outstanding               69,263,893
                                                             ============

3. PREPAID EXPENSES:

Prepaid expenses at February 28, 2005 consist of the following:

           Prepaid royalties                                         $ 25,000
           Prepaid legal fees                                          20,000
           Prepaid insurance                                           23,071
           Prepaid supplies                                            18,125
           Other                                                        5,400
           ---------------------------------------------------------------------
                                                                     $ 91,596
           =====================================================================

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                                                  Depreciation/
                                                                  Amortization
                                                                  Period
         -----------------------------------------------------------------------
         Furniture & Equipment                         $ 66,346        5-7 years
         Computers                                       45,205         5 years
         Internet Web site                               54,159         7 years
         -----------------------------------------------------------------------
                                                        165,710
         Less accumulated depreciation                  (92,192)
         ------------------------------------------------------
                                                       $ 73,518
         ======================================================

Depreciation expense for the years ended February 28, 2005 and February 29, 2004 amounted to $28,020 and $23,643, respectively. Depreciation expense for the period from August 1, 1968 (date of inception) to February 28, 2005 was $92,193.

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------
5. INTELLECTUAL PROPERTY RIGHTS:

Certain intellectual property rights were acquired on December 1, 2000 in connection with the merger that established the Company in its present form . Additional intellectual property rights were acquired on February 24, 2005 in connection with the acquisition of aMRIs GmbH. All such rights encompass the utilization of new proprietary technology to prevent implantable cardiac pacemakers and other critical and life-sustaining medical devices from being affected by MRI and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference. Estimated amortization expense for the next five years is as follows:


                           Fiscal year ending February,        Amount
                           ----------------------------        -------
                                    2006                       $48,000
                                    2007                        48,000
                                    2008                        48,000
                                    2009                        48,000
                                    2010                        48,000

6.  INVESTMENT:

Represents a 10% investment in common stock of New Scale Technologies, Inc., stated at cost.

7.  NOTE PAYABLE:

The note payable in the amount of $200,000, bearing interest at 2.74% per annum, is payable on June 1, 2005 to the previous owners of Biophan Europe GmbH (formerly aMRIs GmbH). The note was issued on February 24, 2005 as part of the consideration for the acquisition of a 51% ownership interest in Biophan Europe GmbH. The carrying amount for the note payable approximates its fair value due to the short-term nature of the note.

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY:

On February 5, 2004, the Company entered into a second stock purchase agreement with SBI Brightline Consulting, LLC ("SBI") that obligates SBI to purchase, upon the Company's election, up to 17,750,000 shares of common stock for an aggregate purchase price of $25.0 million. Currently, only 6,000,000 shares covered by the stock purchase agreement have been registered for resale by SBI under the Security Act. SBI will not be obligated to purchase the remaining shares covered by the stock purchase agreement unless and until the Company has registered the resale of such shares by SBI. During the year ended February 28, 2005, the Company elected to sell the 6,000,000 shares to SBI for an aggregate of $3,900,000, of which $2,850,000 had been received as of February 28, 2005 and $3,750,000 to date.

On February 24, 2005, in connection with the acquisition of Biophan Europe (see
Note 2), 100,000 shares of restricted stock, valued at $134,000, were issued and fully charged to intellectual property rights in the accompanying consolidated balance sheet; and in connection with Employment Agreements of the same date, 200,000 shares of restricted stock valued at $268,000 were issued to two key executives of the German subsidiary company aMRIs GmbH and fully charged to operating expenses in the accompanying consolidated statement of operations.

During the year ended February 28, 2005, the Company issued 1,903,775 shares of stock upon the exercise of warrants for total proceeds of $788,900 and issued 74,047 shares upon exercise of cashless warrants. As of February 28, 2005, warrants to purchase 1,525,029 shares of our common stock were outstanding. The exercise prices for these warrants range from $.10 per share to $1.00 per share, and the weighted-average exercise price for all of the outstanding warrants is $.32 per share. In addition, during the year, 94,999 shares of stock were issued upon the exercise of options for total proceeds of $34,900.

Additional paid-in capital was further increased by $201,000 of expense related to stock options issued during the year for services and by $400,725 of profits from a related company owed pursuant to the "short swing profit" rules of the Securities Exchange Act of 1934.

9. COMMITMENTS:

Lease Obligation
The Company is obligated under an operating lease for office space expiring January 30, 2008. The Company may terminate the lease upon ninety days prior written notice to the landlord. Following are the minimum future payments under this lease for the years ending February 28:

                               2006                    $     60,996
                               2007                          60,996
                               2008                          55,913
                                                       ------------
                                                       $    177,905
                                                       ============

Rent expense charged to operations under this operating lease aggregated $58,546 and $57,899 for the years ended February 28, 2005 and February 29, 2004, respectively. Rent expense charged to operations for the period from August 1, 1968 (Date of Inception) to February 28, 2005 was $182,433.

Cooperation Agreement
The Company's subsidiary, Biophan Europe, has a cooperation agreement with a German university to test and further develop coronary stents whereby the parties provide personnel and know-how. The agreement is for a term of one year ending May 31, 2006. Biophan Europe is committed to assume costs of the project up to an amount of approximately $133,000.

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------
License Agreements
 The Company is obligated under five license or royalty agreements for patents that expire at various dates through 2024. These agreements may be terminated by the Company with 60 days written notice. Aggregate minimum future payments over the remaining life of the patents under these agreements total $5,777,500. License/royalty expense charged to operations was $89,880 and $15,000 for the years ended February 28, 2005 and February 29, 2004, respectively.

Employment Agreements
Biophan has employment agreements with its executive officers that renew annually unless terminated by either party. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained. Biophan Europe has employment agreements with two key employees that expire on February 24, 2009. These agreements provide for base salaries, bonuses based on attaining certain milestones, a restricted stock grant and stock options. The aggregate commitment for future base salaries at February 28, 2005, excluding bonuses and other awards, was $520,000.

10. RELATED PARTY TRANSACTIONS:

The Company has affiliations with three entities, Biomed Solutions, LLC ("Biomed"), Technology Innovations, LLC ("TI") and Myotech, LLC ("Myotech"), that are related by virtue of common management personnel and stock ownership. During the current year, the Company charged Biomed and Myotech for services of certain Company personnel and charged Biomed, TI and Myotech for expenses allocable to and paid on their behalf. The total of these charges was $404,754. During the year ended February 29, 2004 the Company paid expenses on behalf of Biomed and TI aggregating $120,081. At February 28, 2005, the combined balances due from these related parties was $ 220,959. The amounts do not bear interest and the Company received payment within forty-five days.

During the year ended February 28, 2005, the Company was billed $9,000 for legal services provided by Bramson & Pressman of which Robert S. Bramson, a director of the Company, is a partner.

11. STOCK-BASED COMPENSATION PLAN:

The Company has a stock option plan (the "Plan") which provides for the granting of nonqualified or incentive stock options ("ISO") to officers, key employees, non-employee directors and consultants. The Plan authorizes the granting of options to acquire up to 13,000,000 common shares. ISO grants under the Plan are exercisable at the market value of the Company's stock on the date of such grant. Nonqualified option grants under the Plan are exercisable at amounts determined by the board of directors. All options under the Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant. Additionally, the Plan provides for the granting of restricted stock to officers and key employees.

The following table summarizes activity in stock options:

                                                                      Weighted-
                                                                       average
                                                                      Exercise
                                                   Options               Price
-------------------------------------------------------------------------------
Outstanding at February 28, 2003                   2,489,995               .48
        Granted                                    4,469,998               .17
        Forfeited                                    (90,000)              .30
        Exercised                                 (3,000,000)              .14
-------------------------------------------------------------------------------
Outstanding at February 29, 2004                   3,869,993               .39
        Granted                                    4,149,859               .96
        Forfeited                                         --                --
        Exercised                                    (94,999)              .37
-------------------------------------------------------------------------------
Outstanding at February 28, 2005                   7,924,853           $   .69
===============================================================================
Weighted-average fair value of
options granted during the year
ended February 28, 2005 and
February 29, 2004,respectively                     $     .61           $   .16
===============================================================================

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at February 28, 2005:


                             Options Outstanding                Options Exercisable
                   ----------------------------------------- --------------------------
                                                   Weighted
                                                   Average                    Weighted
                                                   Remaining                  Average
   Range of           Number      Contractual      Exercise    Number         Exercise
Exercise Price     Outstanding       Life          Price       Exercisable    Price
---------------------------------------------------------------------------------------
  $ .10 - $.18      1,440,000       8.67 years     $ .17       845,000        $ .16

  $ .30 - $.43        735,000       6.95 years     $ .41       735,000        $ .41

  $ .50 - $.95      2,009,994       6.61 years     $ .57     1,483,994        $ .54

  $ .97- $1.00      3,255,000       8.97 years     $ .97       245,000        $1.00

  $1.18- $1.26        484,859       9.38 years     $1.21        67,359        $1.19
---------------------------------------------------------------------------------------
  $.10 - $1.26      7,924,853       7.94 years     $ .69     3,376,353        $ .46
=======================================================================================

At February 28, 2005, 5,075,147 shares of common stock were reserved for future issuance of stock options.

12. INCOME TAXES:

As of February 28, 2005, the Company had net operating loss carryforwards of approximately $14,080,000 for federal income tax purposes, which expire through 2025.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

         Year Ended February 28 and 29,                2005             2004
------------------------------------------------------------------------------
         Tax benefit at U.S. statutory rates            34 %           34 %
         Increase in valuation allowance               (34)%          (34)%

------------------------------------------------------------------------------

                                                        -0-%           -0-%
==============================================================================
Deferred tax asset is comprised of the following:

         February 28, 2005

------------------------------------------------------------------------------
         Net operating loss carryforwards        $4,627,000
         Write-down of intellectual
         property rights                            160,000
------------------------------------------------------------------------------
         Total deferred tax asset                 4,787,000
         Valuation allowance                     (4,787,000)
------------------------------------------------------------------------------
         Net deferred tax asset                  $      -0-
==============================================================================

13. SUBSEQUENT EVENTS:

On May 27, 2005, the previous financing agreement the Company had with SBI Brightline Consulting , LLC was cancelled and a new agreement was executed with SBI Brightline XI, LLC. The new agreement provides a $30 million fixed price financing for up to 10,000,000 shares at prices ranging from $2 to $4 a share. The sales of stock must be taken in sequential tranches of 1 million shares each and the financing requires the shares to be registered for sale.

Also on May 27, 2005, the Company entered into an unsecured loan agreement with Biomed Solutions LLC, a related company, whereby Biomed has agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum and are convertible at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. Additionally, Biomed will receive pro-rata warrant coverage of up to 500,000 shares, in the event that the facility is fully utilized, with the warrants priced at 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On May 27, 2004, we terminated the stock purchase agreement between the Company and SBI Brightline Consulting, LLC that obligated SBI to purchase, upon our election, up to 17,750,000 shares of our common stock for an aggregate purchase price of $25 million. SBI was not obligated to purchase shares pursuant to this stock purchase agreement unless the resale of the shares by SBI was registered under the Securities Act. Only 6,000,000 shares covered by this stock purchase agreement were registered and during the year these share were sold to SBI resulting in aggregate proceeds of $3,900,000. On May 27, 2005, a new agreement executed with SBI Brightline XI, LLC providing for a $30 million fixed price financing for up to 10,000,000 shares, in tranches of 1,000,000 shares, at prices ranging from $2.00 to $4.00 per share at our election. The new agreement also requires registration under the Securities Act before purchase of shares by SBI. There are no warrants associated with this agreement.

On May 27, 2005, we executed a line of credit facility of up to $2 million with Biomed Solutions LLC, an affiliate of Biophan managed by Biophan CEO Michael Weiner. Any borrowings under the line bear interest at 8% per annum and are convertible into shares of our common stock at 90% of the average closing price for the 20 trading days preceding the date of the borrowing. In addition, Biomed will receive pro-rata warrant coverage of up to 500,000 shares, in the event that the facility is fully utilized, with the warrants priced at 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The officers and directors of Biophan are as follows:

Name                      Age       Title
----                      ---       -----

Guenter H. Jaensch         66       Chairman of the Board
Michael L. Weiner          57       Director, Chief Executive Officer, President
Robert J. Wood             65       Vice-President, Treasurer, Secretary,
                                     Chief Financial Officer
Stuart G. MacDonald        56       Vice-President-Research and Development
Jeffrey L. Helfer          52       Vice-President-Engineering
John F. Lanzafame          37       Vice-President-Business Development
Robert S. Bramson          66       Director
Steven Katz                56       Director
Ross B. Kenzie             73       Director
Michael Friebe             40       Director

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

Guenter H. Jaensch, Ph.D is the former Chairman and CEO of Siemens Pacesetter, Inc., a manufacturer of pacemakers. During his more than twenty-five years at Siemens, Dr. Jaensch held various senior executive positions prior to running Siemens Pacesetter, including President of Siemens Communications Systems, Inc. from August 1983 to March 1985, Chairman and President of Siemens Corporate Research and Support, Inc., from April 1982 to September 1991 and Chairman and CEO of Siemens Pacesetter, Inc. and Head of the Cardiac Systems Division of Siemens AG Medical Engineering Group from October 1991 to September 1994. Dr. Jaensch holds a Masters Degree in Business Administration and a Ph.D. in Business and Finance from the University of Frankfurt and taught business and statistics at the University prior to joining Siemens in 1969. In 1994, he joined St. Jude Medical as Chairman and CEO of Pacesetter, Inc., a St. Jude Medical Company, and retired in 1995 to manage his personal investments. Since December 1997 he has been a director of MRV Communications, a publicly traded company which is a leading company in the fiber optic technology business. Dr. Jaensch has been a director of Biophan since March 2002.

Michael L. Weiner began his career at Xerox Corporation in 1975 where he served in a variety of capacities in sales and marketing, including manager of software market expansion and manager of sales compensation planning. In 1982, he received the President's Award, the top honor at Xerox for an invention benefiting a major product line. In 1985, Weiner founded Microlytics, a Xerox spin-off company which developed technology from the Xerox Palo Alto Research Center into a suite of products, including the award winning Word Finder thesaurus, with licenses out to over 150 companies, including Apple, Microsoft, and Sony. Microlytics was acquired by a merger with a public company in 1990, which Weiner then headed up through 1993. In January, 1993 Weiner co-founded TextWise, a company developing natural language search technologies for the intelligence community. In 1995, Weiner co-founded and served as CEO of Manning & Napier Information Services (MNIS), a Rochester-based company providing patent analytics, prior art searches, and other services, for the U.S. Patent and Trademark Office and many large corporations, and which subsequently acquired TextWise. He held this position until January of 1999. MNIS remains private, and has generated several spin-off companies (Talavara and IP.COM). TextWise won the Department of Commerce Tibbet's Award for SBIR research in 1998. In February 1999, Weiner founded Technology Innovations, LLC, to develop intellectual property assets. In August 2000, Technology Innovations created a subsidiary, Biomed Solutions, LLC, to pursue biomedical and nanotechnology opportunities, investing in embryonic-to-seed stage innovations which generate new ventures and/or licenses. These companies are holding companies for intellectual property assets and equities in other ventures.

Mr. Weiner serves on the Boards of Biomed Solutions, LLC, Technology Innovations, LLC, Speech Compression Technologies, LP (an R&D partnership commenced in 1989 to pursue compression technologies) OncoVista, Inc., NaturalNano, Inc., Myotech, LLC, TE Bio, LLC and Nanoset, LLC. Mr. Weiner holds seventeen U.S. patents. Mr. Weiner has been CEO and a director of Biophan since December 2000.

Robert J. Wood is a Certified Public Accountant with extensive experience in public accounting and business consulting. He began his career at Price Waterhouse & Co. in 1962 after graduating from St. John Fisher College with a B.B.A. in Accounting. >From 1973 to 2000, he was consecutively owner/partner of Metzger, Wood & Sokolski, CPAs (through December 1985), Mengel, Metzger, Barr & Co., LLP (through December 1990), and Wood & Company, CPAs, P.C. (through November 2000), all in Rochester, New York. In December 2000, his practice was acquired by a regional CPA firm, Eldredge, Fox and Porretti, LLP and he was engaged in business consulting until joining Biophan as full-time Chief Financial Officer in August 2001. Effective March 1, 2004, Mr. Wood was appointed Secretary. He is a member of the New York State Society of Certified Public Accountants. A portion of Mr. Wood's time is spent assisting with the fiscal management of Biomed Solutions, LLC, a related company, for which Biophan is reimbursed.

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

Jeffrey L. Helfer has a background that includes 28 years in new product and technology development, systems management, new business development, and regulatory affairs, having served in a number of positions at Eastman Kodak Company for 19 years until November 1994 and from December 1994 to September 2001 at Ortho-Clinical Diagnostics (OCD) in Rochester, New York, a Johnson & Johnson company. Most recently, he was program director within OCD's Product Development and Program Management Center of Excellence, where he was responsible for systems management of OCD's next-generation clinical chemistry platform. He also held positions as Program Director and Director of Regulatory Affairs from April 2000 to September 2001, Director of Engineering from January 1997 to March 2000, Director of New Business Development from February 1995 to December 1996, and headed up multiple international and corporate initiatives to improve product performance and business processes. He holds a B.S. from Rochester Institute of Technology and an M.S. from the University of Rochester, both in Mechanical Engineering. Mr. Helfer is a Johnson & Johnson certified Design for Six Sigma Black Belt and a New York State Professional Engineer. Mr. Helfer was employed by Biophan as Vice-President-Engineering in October 2001. A portion of Mr. Helfer's time is spent assisting with the research program of Biomed Solutions, LLC, a related company, for which Biophan is reimbursed.

John F. Lanzafame has fifteen years experience in the medical device industry, with a background that includes education in chemical and industrial engineering. Until early 2004, Mr. Lanzafame was employed by STS Biopolymers, Inc., a privately held medical device company that marketed high performance polymer-based coatings for the medical device industry, including drug eluting surfaces for devices such as coronary stents and indwelling catheters. Mr. Lanzafame held a variety of positions with STS Biopolymers, including positions in research, product development, and sales and marketing, ultimately leading to his assuming the position of President of STS Biopolymers beginning in 2003. In 2004, Mr. Lanzafame left STS Biopolymers following sale of the company to Angiotech Pharmaceuticals, and is currently Vice President, Business Development for Biophan, and President of Nanolution, Biophan's drug delivery division. This newly formed division was created to leverage new discoveries in the field of nanotechnology for the purposes of targeted drug delivery and highly controlled drug elution from medical devices.

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

Michael H. Friebe, Ph.D. is Chief Executive Officer and President of Tomovation GmbH and BIOPHAN Europe GmbH. Tomovation is a German company that owns and operates imaging centers in Germany and makes investments in early stage European medical technology companies. Prior to forming Tomovation, Dr. Friebe was the founder of Neuromed AG and the president of UMS-Neuromed. These companies operated mobile MRI, CT and PET systems in a number of European Countries. Dr. Friebe received his degrees in Electrical Engineering from the University of Stuttgart in Germany, and a PhD in medical engineering from the University of Witten in Germany. He also holds a Masters degree in Management from Golden Gate University in San Francisco. He is a member of several professional engineering and medical societies. Dr. Friebe is also a member of the board of INTRAOPMEDICAL, Inc., Santa Clara, CA and was elected to Biophan's board in February 2005.

Committees

The Board of Directors has an Audit Committee consisting of Messrs. Bramson, Katz and Kenzie and a Compensation Committee consisting of Messrs. Bramson, Katz and Kenzie. The responsibilities of the Audit Committe include appointing, retaining, replacing, compensating and overseeing the work of the independent accountants, who report to, and are directly accountable to, the Committee. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Board of Directors has determined that Messrs. Katz and Kenzie, both independent directors, meet the qualifications as an "audit committee financial expert".

The Compensation Committee makes recommendations to the Board regarding executive and employee compensation and benefits.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Potential Conflicts of Interest

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

Michael Weiner devotes the majority of his time to our company. His employment agreement with us requires a majority of his time, allowing him to attend to certain administrative duties of Technology Innovations, its subsidiary, Biomed, and Speech Compression Technologies, LP, an R&D partnership holding certain assets. Mr. Weiner is a member and the manager of Biomed and of Technology Innovations. Ross Kenzie, one of the Biophan directors, is on the Board of Members of each of Technology Innovations and Biomed. Biomed is in the business of identifying and acquiring technologies in the biomedical field for exploitation.

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

Scientific Advisory Board

From time to time, we call upon the advice of members of our Scientific Advisory Board who currently serve without fixed cash compensation but are each entitled to receive 8,333 options upon completion of each full year of membership. The members of our Board are:

Bradford C. Berk, M.D., Ph.D. - Since 1998, Dr. Berk has been Director, Center of Cardiovascular Research; Paul N. Yu Professor and Chief of Cardiology; Charles A. Dewey Professor and Chairman of Medicine, University of Rochester Medical Center. Dr. Berk has clinical expertise in adult cardiology and scientific expertise in cardiovascular medicine, particularly vascular biology.

David A. Glocker, Ph.D. - Dr. Glocker is president of Isoflux Incorporated, a manufacturer of sputter coating equipment. Prior to founding Isoflux in 1993 he led a group at the Eastman Kodak Company that was responsible for the development of coating processes for many Kodak products. He has published numerous articles on coating technology and holds more than 25 patents in the field.

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

Ray Kurzweil, B.S. - Founder, Chairman, and CEO of Kurzweil Technologies, Inc., a technology development company, since 1995. President Clinton awarded Mr. Kurzweil the National Medal of Technology in 1999, for his invention of the Kurzweil Reading Machine for the Blind. Mr. Kurzweil was inducted into the National Inventor's Hall of Fame in 2002, and received the Lemelson-MIT Prize in 2001. Mr. Kurzweil also developed Kurzweil Voice Recognition System, and Kurzweil Music Synthesizer. He is a renowned best-selling author and lecturer.

Andreas Melzer, M.D. - Dr. Melzer is Professor of applied biomedical engineering, Director and Chairman of the Board at the Institute for Medical Technologies and Management in Medicine INSITE med. at the University of Applied Sciences in Gelsenkirchen, Germany. He also holds a clinical position as part-time staff radiologist at the Department of Diagnostic and Interventional Radiology at St. Mary's Hospital Buer in Gelsenkirchen, Germany. He has co-invented more than 30 patents and has authored over 150 publications. Additionally, Dr. Melzer is engaged as co-organizer, chairman, and invited speaker of various medical conferences, and is a board member of several medical societies, as well as professional committees.

Kevin Parker, M.S., Ph.D. - Dean Parker is a Professor of Electrical and Computer Engineering, Radiology, and Bioengineering at the University of Rochester. In 1998, Dr. Parker was named Dean of the School of Engineering and Applied Sciences.

Frank G. Shellock, Ph.D. - Dr. Shellock is Adjunct Clinical Professor of Radiology and Medicine at the Keck School of Medicine, University of Southern California and the Founder of the Institute for Magnetic Resonance Safety, Education, and Research (www.IMRSER.org); Dr. Shellock is a world-renowned expert on MRI safety. He created the internationally popular web site, www.MRIsafety.com. Dr. Shellock has authored five medical textbooks, over 60 book chapters, and more than 190 peer-reviewed articles. In 2004, the International Society for Magnetic Resonance in Medicine recognized the significant contributions Dr. Shellock has made to the scientific and educational mission of the ISMRM by designating him a Fellow of the Society.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on representations from certain reporting persons, we believe that, with respect to the year ended February 28, 2005, the following transactions applicable to our executive officers, directors and ten percent stockholders required by Section 16(a) were not made timely. On July 13, 2004, the date of our Annual Shareholders Meeting, each non-management director was granted 210,000 options. On the same date, executive officers Messrs. Weiner, Wood, MacDonald and Helfer were granted 1,000,000, 425,000, 425,000 and 400,000 options, respectively. On February 24, 2005, Dr. Friebe was elected a Director and was issued 100,000 shares of restricted stock as a direct owner and on April 1, 2005 100,000 shares were issued as an indirect owner. In addition, on February 24, 2005, Dr. Friebe was granted 115,000 options. We have further been informed that executive officer Mr. Weiner did not file timely a Form 5 for the year ended February 29, 2004 and executive officer Mr. Lanzafame did not file timely a Form 3 upon qualifying as a filer.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to our named executive officers during each of the last three fiscal years:

                                                                  Securities
                                                                  Underlying
     Name and Principal Position       Year       Salary        options/SARs
     ---------------------------       ----       ------        ------------

     Michael L. Weiner, CEO         2/28/05       $198,269         1,000,000
     Michael L. Weiner, CEO         2/29/04       $175,000           300,000
     Michael L. Weiner, CEO         2/28/03       $175,000           250,000

     Robert J. Wood, CFO            2/28/05       $134,654           400,000
     Robert J. Wood, CFO            2/29/04       $129,000           125,000
     Robert J. Wood, CFO            2/28/03       $109,461            50,000

     Stuart G. MacDonald,
     Vice-President-Research        2/28/05       $149,711           425,000
     Stuart G. MacDonald,
     Vice-President-Research        2/29/04       $153,846           200,000
     Stuart G. MacDonald,
     Vice-President-Research        2/28/03       $116,057           100,000

     Jeffrey L. Helfer,
     Vice-President-Engineering     2/28/05       $149,711           425,000
     Jeffrey L. Helfer,
     Vice-President-Engineering     2/29/04       $153,846           200,000
     Jeffrey L. Helfer,
     Vice-President-Engineering     2/28/03       $113,461*          100,000

     John F. Lanzafame,
     Vice-President-Business
     Development                    2/28/05       $ 53,308*          250,000

* Partial year.

Columnar information required by Item 402(a)(2) of Regulation SB has been omitted for categories where there has been no compensation awarded to, earned by, or paid to, the named executive officers required to be reported in the table during fiscal years 2003 through 2005.

Stock Options

On June 22, 2001, the Board of Directors adopted the Biophan Technologies, Inc. 2001 Stock Option Plan. The Option Plan was last amended on July 13, 2004. The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of options for 13,000,000 shares. The Compensation Committee determines the individual employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto. Non-employee directors participate pursuant to the formula set forth in the Option Plan. Each director receives an initial grant of options to purchase 20,000 shares, vesting on the first anniversary of the grant, and additional grants of options to purchase 20,000 shares on each succeeding anniversary of such director's election. As of February 28, 2005, we had granted options to purchase 11,019,852 shares of common stock under the option plan and 7,924,853 were outstanding.

The following table summarizes information concerning stock options granted to the named executive officers during the last completed fiscal year ended February 28, 2005:

                                         Percent of
                          Number of           total
                         securities    options/SARs    Exercise
                         underlying      granted to     or base
                       options/SARs    employees in        price      Expiration
      Name              granted (#)     fiscal year       ($/Sh)            date
------------------     ------------   -------------   ----------   -------------

Michael L. Weiner         1,000,000          24.10%         $.97        10/31/13
Robert J. Wood              400,000           9.64%         $.97        10/31/13
Stuart G. MacDonald         425,000          10.24%         $.97        10/31/13
Jeffrey L. Helfer           425,000          10.24%         $.97        10/31/13
John F. Lanzafame           250,000           6.02%   $.67 -$.74   7/19 - 9/3/14

No named executive officer exercised options in the fiscal year ended February 28, 2005. The following table presents the number and values of exercisable and unexercisable options as of February 28, 2005:

                                                             Number of
                                                            Securities            Value of
                                                            underlying          unexercised
                                                           unexercised         in-the-money
                             Shares                   options/ SARs at     options/SARs at
                           acquired                         FY-end (#)            FY-end ($)
                                 on         Value         Exercisable/         Exercisable/
      Name                 exercise      realized        Unexercisable       Unexercisable
------------------     ------------     ----------   -----------------    -----------------
Michael L. Weiner              None        --        650,000/1,150,000    $748,000/$205,500
Robert J. Wood                 None        --          192,500/482,500    $225,625/$106,625
Stuart G. MacDonald            None        --          280,000/545,000    $333,000/$158,000
Jeffrey L. Helfer              None        --          280,000/545,000    $333,000/$158,000
John F. Lanzafame              None        --           62,500/187,500    $ 52,375/$157,125


Employment Agreements

Each of Michael L. Weiner, President and Chief Executive Officer; Robert J. Wood, Treasurer, Secretary and Chief Financial Officer; Stuart G. MacDonald, Vice President of Research and Development; Jeffrey L. Helfer, Vice President of Engineering; and John F. Lanzafame, Vice President of Business Development, has entered into employment agreements with Biophan.

Mr. Weiner's employment agreement has an initial term of three years with subsequent one-year renewal periods. His employment agreement may be terminated by us for cause or upon his death or disability. In the event of the disability of Mr. Weiner, termination of his employment agreement by us following a change in control or termination of his employment agreement by him for good reason, Mr. Weiner is entitled to receive (i) the unpaid amount of his base salary earned through the date of termination; (ii) any bonus compensation earned but not yet paid; and (iii) a severance payment equal to one (1) year of his then current salary. In addition, Mr. Weiner will be immediately vested in any options, warrants, retirement plan or agreements then in effect. "Good reason" means (i) a material change of Mr. Weiner's duties, (ii) a material breach by us under the employment agreement, or (iii) a termination of Mr. Weiner's employment in connection with a change in control.

As used in Mr. Weiner's employment agreement, "change in control" means: (1) our merger or consolidation with another entity where the members of our Board do not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation immediately prior to the merger or consolidation, or (2) the sale or other disposition of all or substantially all of our assets.

In the event of termination for cause, all of Mr. Weiner's unexercised warrants and options, whether or not vested, will be canceled, and Mr. Weiner will not be eligible for severance payments. In the event of voluntary termination, Mr. Weiner's vested warrants and options remain exercisable for the life of the applicable agreement but he will not be eligible for severance payments.

The employment agreements for each of Messrs. Wood, MacDonald, Helfer and Lanzafame are terminable by either us or the employee upon 30 days' notice or by us for cause (as defined in their employment agreements) or upon the death or disability of the employee. However, each of them is entitled to receive severance equal to six months' base salary, payable in six equal consecutive monthly installments in the event that the employee is terminated by us within ninety (90) days following a change in control. In addition, under such circumstances each of them will be immediately vested in any options, warrants, retirement plan or agreements then in effect.

For purposes of the employment agreements for Messrs, Wood, MacDonald, Helfer and Lanzafame "change in control" means (1) on the date of the merger or consolidation of Biophan with another entity where the members of the Board of Directors, immediately prior to the merger or consolidation, would not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation; (2) on the date Michael L. Weiner is terminated as CEO of the Company; or (3) on the date of the sale or other disposition of all or substantially all of the assets of Biophan.

In the event of termination for cause, all unexercised warrants and options held by the applicable employee, whether or not vested, will be canceled and the employee will not be eligible for severance payments. In the event of voluntary termination, all vested warrants and options remain exercisable for the life of the applicable agreement.

Compensation of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, are paid an annual cash fee of $8,000. Dr. Jaensch receives an additional $1,500 per month for serving as Chairman of the Board. In addition, non-employee directors receive options under our Stock Option Plan. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings. Steven Katz receives an additional $3,000 per year for serving as Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. We maintain directors and officers liability insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below lists the beneficial ownership of our common stock, as of May 25, 2005, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and officers and by all of our directors and officers as a group.

Name and Address of                Number of Shares
Beneficial Owner                   Beneficially Owned        Percent of Class(2)
                                      (1)(2)
-----------------------            --------------------      -------------------

+Guenter H. Jaensch (3)                870,000                  1.16%
964 Allamanda Drive
Delray Beach, FL 33483

+Michael L. Weiner (4)                 6,916,362                9.06%
693 Summit Drive
Webster, NY 14580

Name and Address of                Number of Shares
Beneficial Owner                   Beneficially Owned        Percent of Class(2)
                                      (1)(2)
-----------------------            --------------------      -------------------

+Robert S. Bramson (5)                 100,000                    *
1100 East Hector Street
Suite 410
Consohocken, PA 19428

+Ross B. Kenzie (6)                    100,000                     *
Cyclorama Bldg. Suite 100
369 Franklin Street
Buffalo, NY 14202

+Steven Katz (7)                       155,000                     *
20 Rebel Run Drive
East Brunswick, NJ 08816

+Michael Friebe(8)                     200,000                     *
Paul-Schuerholz-Str. 7
D-45657 Recklinhausen
Germany

Robert J. Wood (9)                     282,500                     *
12 Peachtree Lane
Pittsford, NY 14534

Stuart G. MacDonald (10)               370,000                     *
4663 East Lake Road
Pultneyville, NY 14538

Jeffrey H. Helfer (11)                 410,700                     *
1153 Hidden Valley Trail
Webster, NY 14580

John F. Lanzafame (12)                  62,500                     *
1500 Malone Road
Victor, NY 14564

Technology Innovations,              5,656,501                  7.08%
LLC(13)
150 Lucius Gordon Drive
Suite 215
West Henrietta, NY  14586

Biomed Solutions, LLC(14)            5,355,857                  7.48%
150 Lucius Gordon Drive
Suite 215
West Henrietta, NY  14586

All Officers and Directors as        9,467,062                 12.15%
a group (10 persons)


* Denotes less than one percent.
+ Denotes Member of the Board of Directors.

1) Except as may be set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

2) Applicable percentage of ownership is based on 74,471,997 shares outstanding as of May 25, 2005, together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares subject to options or warrants currently exercisable or exercisable within 60 days after February 28, 2005 are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

3) Includes 420,000 shares issuable upon exercise of options granted to Dr. Jaensch.

4) Michael L. Weiner is a member and the manager of Technology Innovations, LLC, which is the majority owner of Biomed Solutions, LLC. Mr. Weiner is also the Manager of Biomed. Mr. Weiner's calculation includes 4,175,857 shares owned beneficially and of record by Biomed and 300,644 shares owned beneficially and of record by Technology Innovations. Includes 1,180,000 shares issuable upon exercise of warrants held by Biomed and 650,000 shares issuable upon exercise of options held by Mr. Weiner.

5)    Includes 100,000 shares issuable upon exercise of options held by Mr.
      Bramson.

6) Includes 100,000 shares issuable upon exercise of options held by Mr. Kenzie. Does not include shares owned beneficially or of record by Biomed or by Technology Innovations. Mr. Kenzie is the Manager and an equity member of Biophan Ventures, LLC, which is the 43% equity member in Biomed; he is also the Manager of Patent Ventures LLC, which is the Class A Member of Technology Innovations. Mr. Kenzie and Mr. Weiner comprise the Board of Members of Biomed; Mr. Kenzie serves on the Board of Members of Technology Innovations.

7)    Includes 155,000 shares issuable upon exercise of options held by Mr.
      Katz.

8) Includes 100,000 shares owned beneficially and of record by aMRIs Patent GmbH, of which Dr. Friebe is a 50% owner.

9)    Includes 192,500 shares issuable upon exercise of options held by Mr.
      Wood.

10) Includes 280,000 shares issuable upon exercise of options held by Mr. MacDonald.

11)   Includes 280,000 shares issuable upon exercise of options held by Mr.
      Helfer.

12) Includes 62,500 shares issuable upon exercise of options held by Mr. Lanzafame.

13) Includes 4,175,857 shares owned beneficially and of record by Biomed and 1,180,000 shares issuable upon exercise of warrants held by Biomed. Technology Innovations, LLC is the majority owner of Biomed Solutions, LLC.

14) Includes 1,180,000 shares issuable upon exercise of warrants held by Biomed.

Securities Authorized for Issuance Under Equity Compensation Plans

----------------------------------------------------------------------------------------------------------------------
Plan Category                    Number of securities to be    Weighted average exercise   Number of securities
                                 issued upon exercise of       price of outstanding        remaining available for
                                 outstanding options,          options, warrants and       future issuance under
                                 warrants and rights           rights                      equity compensation plans
                                                                                           (excluding securities
                                                                                           reflected in column  (a))
                                 (a)                           (b)                         (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              7,924,853                       $.69                      1,980,148
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                 -0-                           -0-                         -0-
----------------------------------------------------------------------------------------------------------------------
Total                                     7,924,853                       $.69                      1,980,148
----------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1) Michael L. Weiner, President and Chief Executive Officer of Biophan, is the Manager and a 42.7% equity member of Technology Innovations, LLC., a 57% equity member of Biomed Solutions, LLC (formerly Biophan, LLC). Mr. Weiner is also the Manager of Biomed. He and Ross Kenzie make up the Board of Members of Biomed. Biomed is the record owner of 4,175,857 shares of common stock of Biophan; Technology Innovations is the record owner of 300,644 shares of common stock of Biophan. As Manager of Technology Innovations and Biomed, Mr. Weiner has control over these entities. Mr. Weiner is also on the board of Nanoset, LLC, an entity owned in part by Biomed Solutions, and with which we have entered into a technology license agreement.

2) On December 1, 2000, Biomed received 10,759,101 shares of Biophan's common stock in exchange for its shares of LTR Antisense Technology, Inc. Most of those shares have been distributed to the members of Biomed and their members.

3) On December 1, 2000, Biomed transferred its MRI-compatible pacemaker patent pending and related technology to Biophan for a future payment of $500,000. This obligation bears interest at 8% per annum from February 28, 2002, and has been extended several times, to June 1, 2004. After June 1, 2004, principal and interest are payable in 12 equal monthly installments. Since November 30, 2002, this entire obligation has been convertible into common shares of Biophan at a conversion price equal to the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. On February 10, 2004, Biomed transferred $300,000 of this obligation to SBI Brightline Consulting, LLC and converted the remaining balance of $200,000 into shares of our common stock common. On the same date, SBI converted the $300,000 obligation transferred to it into shares of our common stock.

4) On June 4, 2002, we executed a line of credit agreement with Biomed providing for borrowings up to $250,000. On August 19, 2002, the line was increased by $100,000 and the expiration date thereof for that portion of the line was set at August 19, 2003. The payment date of amounts borrowed under the original line was extended to December 1, 2002. On November 7, 2002, the maturity date of the line was extended until such time as the financing contemplated by the Spectrum stock purchase agreement commenced. It was later extended to June 1, 2004. On February 10, 2004, all outstanding balances under the line of credit were converted to common stock in accordance with the terms of the credit agreement.

5) Biomed holds warrants to purchase a total of 1,180,000 shares of our common stock. On March 1, 2001, it received warrants to purchase 200,000 shares at an exercise price of $1.00 in consideration of management effort and expense incurred on our behalf. On June 4, 2002, it received warrants to purchase 100,000 shares at an exercise price of $1.00 in consideration of the extension of the due date for the Transfer Agreement payment, and warrants to purchase 75,000 shares at an exercise price of $1.00 in consideration of the grant of the line of credit. (Wilson Greatbatch also received 150,000 warrants in consideration of the extension of the due date of the Transfer Agreement payment). On August 19, 2002, Biomed received warrants to purchase 30,000 shares in consideration of the increase in the line of credit commitment, and warrants to purchase 275,000 shares for additional extensions of the payment terms of the Transfer Agreement payment. On that date, the exercise price for all 680,000 warrants then held by Biomed was set at the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. On November 7, 2002, Biomed was granted warrants to purchase an additional 500,000 shares at an exercise price of $.50 per share in consideration of another extension of the Transfer Agreement payment. Each extension of the Transfer Agreement payment enabled us to retain the MRI-compatible technology that we acquired under the Transfer Agreement. In connection with each issuance of warrants to Biomed, our board of directors determined, without the vote of Mr. Weiner or Mr. Kenzie, that the consideration received by us was fair and adequate consideration for the warrants issued.

6) The Company has affiliations with three entities, Biomed Solutions, LLC ("Biomed"), Technology Innovations, LLC ("TI") and Myotech, LLC ("Myotech"), that are related by virtue of common management personnel and stock ownership. During the current year ended February 28, 2005, the Company charged Biomed and Myotech for services of certain Company personnel and charged Biomed, TI and Myotech for expenses allocable to and paid on their behalf. The total of these charges was $404,754. During the year ended February 29, 2004 the Company paid expenses on behalf of Biomed and TI aggregating $120,081. At February 28, 2005, the combined balances due from these related parties was $220,959. The amounts do not bear interest and the Company received payment within forty-five days.

7) During the year ended February 28, 2005, the Company was billed $9,000 for legal services provided by Bramson & Pressman of which Robert S. Bramson, a director of the Company, is a partner.

8) All transactions discussed above are considered by the Board of Directors to have been consummated on terms approximately equivalent to those that might have prevailed in arms-length transactions with unaffiliated parties under similar circumstances.

ITEM 13. EXHIBITS

     Exhibit No.                 Exhibit Description                                  Location
     -----------                 -------------------                                  --------
          2.1        Articles of Merger                                    Incorporated by reference to Exhibit
                                                                           3.2 to Biophan's Form 10-KSB for the
                                                                           year ended February 29, 2000 (the "2000
                                                                           10-KSB")

          2.2        Articles of Dissolution                               Incorporated by reference to Exhibit
                                                                           3.3 to the 2000 10-KSB

          2.3        Exchange Agreement, dated as of December 1, 2000,     Incorporated by reference to Exhibit
                     by and among Biophan, Biomed Solutions, LLC           2.3 to Biophan's Registration Statement
                     (formerly Biophan, LLC), and LTR Antisense            on Form SB-2 (File No. 333-102526) (the
                     Technology, Inc.                                      "Prior Registration")

          2.4        Agreement dated as of February 24, 2005 among         Filed herewith
                     Biophan, aMRIs GmbH, Dr. Michael Friebe,
                     Tomovation GmbH, Prof. Dr. Andreas Melzer,
                     Dipl-Ing. Gregor Schaefers, and Dipl. Betriebsw.
                     Andreas Pieper

          3.1        Articles of Incorporation (Nevada)                    Incorporated by reference to Exhibit
                                                                           3.1 to the 2000 10-KSB

          3.2        Bylaws (Nevada)                                       Incorporated by reference to Exhibit
                                                                           3.2 to Biophan's Form 10-SB filed on
                                                                           May 13, 1999.

          3.3        Amendment to the Articles of Incorporation            Incorporated by reference to Exhibit
                                                                           3.1(i) to Biophan's Form 8-K, filed
                                                                           December 15, 2000.

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

          3.5        Certificate of Amendment to Articles of               Incorporated by reference to Exhibit
                     Incorporation                                         3.1(i) to Biophan's Form 8-K on August
                                                                           27, 2001.

          4.1        Stock Purchase Warrant issued to Biomed               Incorporated by reference to Exhibit
                     Solutions, LLC (formerly Biophan, LLC) dated June     4.1 to Biophan's Form 10-QSB for the
                     4, 2002                                               period ended May 31, 2002.

          4.2        Stock Purchase Warrant issued to Bonanza              Incorporated by reference to Exhibit
                     Capital Masterfund Ltd.                               4.2 to Biophan's Form 10-QSB for the
                                                                           period ended May 31, 2002.

          4.3        Restated Stock Purchase Warrant issued to             Incorporated by reference to Exhibit
                     Biomed Solutions, LLC, dated January 8, 2003          4.3 to Biophan's Form 10-QSB for the
                                                                           period ended November 30, 2002.

          4.4        Stock Purchase Warrant issued to Biomed               Incorporated by reference to Exhibit
                     Solutions, LLC dated November 11, 2002                4.4 to Biophan's Form 10-QSB for the
                                                                           period ended November 30, 2002.

          4.5        Form of Stock Purchase Warrant issued to              Incorporated by reference to Exhibit
                     principals of Carolina Financial Services, for a      4.5 to Biophan's Form 10-QSB for the
                     total of 121,572 shares                               period ended November 30, 2002.

          4.6        Form of Stock Purchase Warrant to be issued to        Incorporated by reference to Exhibit
                     Carolina Financial services in connection with the    4.6 to Biophan's Form 10-QSB for the
                     Stock Purchase Agreement with Spectrum Advisors,      period ended November 30, 2002.
                     Ltd
          4.7         Form of Stock Purchase Warrant issued to investors    Incorporated by reference to Exhibit
                     in private placement of securities, for a total of    4.7 to Biophan's Form 10-QSB for the
                     2,770,550 shares                                      period ended November 30, 2002.

          4.8        Stock Purchase Warrant issued to SBI USA, LLC         Incorporated by reference to Exhibit
                                                                           4.8 to Biophan's Form 10-QSB for the
                                                                           period ended November 30, 2002.

          4.9        Registration Rights Agreement dated February 10,      Filed as an Exhibit to Registration
                     2004 by and among Biophan Technologies, Inc.,         Statement filed on February 10, 2004.
                     Biomed Solutions, LLC and SBI Brightline
                     Consulting, LLC

         4.10        Note and Pledge Agreement dated November 24, 2005     Filed herewith
                     between Biophan, Tomovation GmbH and Prof. Dr.
                     Andreas Melzer

         4.11        Convertible Promissory Note of Biophan payable        Incorporated by reference to Exhibit
                     to the order of Biomed Solutions, LLC dated June      10.2 to Biophan's Form 10-QSB for the
                     4, 2002                                               period ended May 31, 2002

         4.12        Stock Purchase Agreement between Biophan and          Incorporated by reference to Exhibit
                     Bonanza Capital Masterfund LTD                        10.4 to Biophan's Form 10-QSB for the
                                                                           period ended May 31, 2002.

         4.13        Registration Rights Agreement between Biophan and     Incorporated by reference to Exhibit
                     Bonanza Capital Masterfund LTD                        10.6 to Biophan's Form 10-QSB for the
                                                                           period ended May 31, 2002.

         4.14        Stock Purchase Agreement between Biophan and          Incorporated by reference to Exhibit
                     Spectrum Advisors, Ltd.                               10.16 to Biophan's Form 10-QSB for the
                                                                           period ended November 30, 2002.

         4.15        Registration Rights Agreement between Biophan and     Incorporated by reference to Exhibit
                     Spectrum Advisors, Ltd.                               10.18 to Biophan's Form 10-QSB for the
                                                                           period ended November 30, 2002.

         4.16        First Amendment to Restated Stock Purchase            Incorporated by reference to Exhibit
                     Agreement between Biophan and Spectrum Advisors,      10.27 to Biophan's Form SB-2a on March
                     Ltd.                                                  14, 2003.

         4.17        Stock Purchase Agreement dated October 1, 2003        Filed as Exhibit 10.50 to Biophan's
                     between Biophan and SBI Brightline Consulting, LLC.   Form SB-2 filed on October 9, 2003.

         4.18        Stock Purchase Agreement dated February 5, 2004       Filed as Exhibit 10.52 to Registration
                     between Biophan and SBI Brightline Consulting, LLC.   Statement filed on February 10, 2004.

         4.19        2001 Stock Option Plan                                Filed as Exhibit 10.53 to Registration
                                                                           Statement filed on February 10, 2004.

         4.20        Termination of Stock Purchase                         Filed herewith
                     Agreement between Biophan and SBI
                     Brightline Consulting, LLC

         4.21        Stock Purchase Agreement dated May                    Filed herewith
                     27, 2005 between Biophan and SBI
                     Brightline XI, LLC

         4.22        Convertible Promissory Note of                        Filed herewith
                     Biophan payable to the order of
                     Biomed Solutions, LLC dated May 27,
                     2005

         4.23        Stock Purchase Warrant issued to                      Filed herewith
                     Biomed Solutions, LLC dated May 27,
                     2005

         10.1        Assignment, dated as of December 1, 2000, by and      Incorporated by reference to Exhibit
                     between Biophan and Biomed Solutions, LLC             10.1 to Biophan's Form 8-K, filed
                     (formerly Biophan, LLC), a New York limited           December 15, 2000.
                     liability company

         10.2        Security Agreement, dated as of December 1, 2000,     Incorporated by reference to Exhibit
                     by and between Biophan and Biomed Solutions, LLC      10.2 to Biophan's Form 8-K, filed
                     (formerly Biophan, LLC), a New York limited           December 15, 2000.
                     liability company

         10.3        Transfer Agreement                                    Incorporated by reference to Exhibit
                                                                           99.1 to Biophan's Form 10-KSB for the
                                                                           year ended February 28, 2001.

         10.4        Amendment to Transfer Agreement                       Incorporated by reference to Exhibit
                                                                           99.2 to Biophan's Form 10-KSB for the
                                                                           year ended February 28, 2001.

         10.5        Line of Credit Agreement between Biophan and          Incorporated by reference to Exhibit
                     Biomed Solutions, LLC dated June 4, 2002              10.1 to Biophan's Form 10-QSB for the
                                                                           period ended May 31, 2002.

         10.6        Escrow Agreement between Biophan, Bonanza Capital     Incorporated by reference to Exhibit
                     Masterfund LTD and Boylan, Brown, Code, Vigdor &      10.5 to Biophan's Form 10-QSB for the
                     Wilson LLP                                            period ended May 31, 2002.

         10.7        Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                     Michael L. Weiner dated December 1, 2000              10.7 to Biophan's Form 10-QSB for the
                                                                           period ended May 31, 2002.

         10.8        Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                     Jeffrey L. Helfer dated June 6, 2002                  10.8 to Biophan's Form 10-QSB for the
                                                                           period ended May 31, 2002.

         10.9        Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                     Stuart G. MacDonald dated June 6, 2002                10.9 to Biophan's Form 10-QSB for the
                                                                           period ended May 31, 2002.

        10.10        Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                     Robert J. Wood dated June 6, 2002                     10.10 to Biophan's Form 10-QSB for the
                                                                           period ended May 31, 2002.

        10.11        Financial Accommodations Agreement between Biophan    Incorporated by reference to Exhibit
                     and Bellador (Labuan) Ltd dated July 1, 2002          10.11 to Biophan's Form 10-QSB for the
                                                                           period ended May 31, 2002.

        10.12        Escrow Agreement between Biophan, Spectrum            Incorporated by reference to Exhibit
                     Advisors, Ltd. and Boylan, Brown, Code, Vigdor &      10.17 to Biophan's Form 10-QSB for the
                     Wilson LLP.                                           period ended November 30, 2002.

        10.13        Lease Agreement between Biophan and High              Incorporated by reference to Exhibit
                     Technology of Rochester, Inc.                         10.19 to Biophan's Form SB-2a on March
                                                                           14, 2003.

        10.14        Strategic Partnership Agreement between Biophan       Incorporated by reference to Exhibit
                     and UB Business Alliance dated December 10, 2001      10.20 to Biophan's Form SB-2a on March
                                                                           14, 2003.

        10.15        License Agreement between Biophan, Xingwu Wang and    Filed as Exhibit 10.50 to Biophan's
                     Nanoset, LLC dated January 15, 2004                   Form SB-2 filed on October 9, 2003.

        10.16        Patent License Agreement between Biophan and          Incorporated by reference to Exhibit
                     Deborah D. L. Chung dated April 5, 2002               10.22 to Biophan's Form SB-2a on March
                                                                           14, 2003.

        10.17        License Agreement between Biophan and Johns           Incorporated by reference to Exhibit
                     Hopkins University                                    10.23 to Biophan's Form SB-2a on March
                                                                           14, 2003.

        10.18        Advisory Agreement between Biophan and SBI USA,       Incorporated by reference to Exhibit
                     LLC dated December 18, 2002                           10.24 to Biophan's Form SB-2a on March
                                                                           14, 2003.

        10.19        Development Agreement between Biophan and Alfred      Incorporated by reference to Exhibit
                     University dated February 21, 2002                    10.25 to Biophan's Form SB-2a on March
                                                                           14, 2003.

        10.20        Development Agreement between Biophan and Alfred      Incorporated by reference to Exhibit
                     University dated January 24, 2003                     10.26 to Biophan's Form SB-2a on March
                                                                           14, 2003.

        10.21        Development Agreement between Biophan and             Incorporated by reference to Exhibit
                     Greatbatch Enterprises, Inc., dated February 28,      10.28 to Biophan's Form SB-2a on May
                     2001                                                  1, 2003.

        10.22        Assignment of Patent No: 60,269,817, by and           Incorporated by reference to Exhibit
                     between Biophan and Michael L. Weiner, Wilson         10.29 to Biophan's Form SB-2a on May
                     Greatbatch, Patrick R. Connelly, and Stuart G.        1, 2003.
                     MacDonald

        10.23        Assignment of Patent No: 10,077,988, by and           Incorporated by reference to Exhibit
                     between Biophan and Patrick R. Connelly, Michael      10.30 to Biophan's Form SB-2a on May
                     L. Weiner, Stuart G. MacDonald, Thomas H. Foster,     1, 2003.
                     Wilson Greatbatch, and Victor Miller

        10.24        Assignment of Patent No: 10,077,836, by and           Incorporated by reference to Exhibit
                     between Biophan and Michael L. Weiner, Stuart G.      10.31 to Biophan's Form SB-2a on May
                     MacDonald, and Patrick R. Connelly                    1, 2003.

        10.25        Assignment of Patent No: 10,077,823, by and           Incorporated by reference to Exhibit
                     between Biophan and Patrick R. Connelly, Michael      10.32 to Biophan's Form SB-2a on May
                     L. Weiner, Jeffrey L. Helfer , Stuart G.              1, 2003.
                     MacDonald, and Victor Miller

        10.26        Assignment of Patent No: 10,077,978, by and           Incorporated by reference to Exhibit
                     between Biophan and Michael L. Weiner, Jeffrey L.     10.33 to Biophan's Form SB-2a on May
                     Helfer, Stuart G. MacDonald, Patrick R. Connelly,     1, 2003.
                     and Victor Miller

        10.27        Assignment of Patent No: 10,078,062, by and           Incorporated by reference to Exhibit
                     between Biophan and Michael L. Weiner, Patrick R.     10.34 to Biophan's Form SB-2a on May
                     Connelly, Stuart G. MacDonald, Jeffrey L. Helfer,     1, 2003.
                     Victor Miller

        10.28        Assignment of Patent No: 10,077,932, by and           Incorporated by reference to Exhibit
                     between Biophan and Michael L. Weiner, Jeffrey L.     10.35 to Biophan's Form SB-2a on May
                     Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    1, 2003.
                     and Victor Miller

        10.29        Assignment of Patent No: 10,077,887, by and           Incorporated by reference to Exhibit
                     between Biophan and Michael L. Weiner, Jeffrey L.     10.36 to Biophan's Form SB-2a on May
                     Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    1, 2003.
                     and Victor Miller

        10.30        Assignment of Patent No: 10,077,883, by and           Incorporated by reference to Exhibit
                     between Biophan and Michael L. Weiner, Jeffrey L.     10.37 to Biophan's Form SB-2a on May
                     Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    1, 2003.
                     and Victor Miller

        10.31        Assignment of Patent No: 10,077,958, by and           Incorporated by reference to Exhibit
                     between Biophan and Michael L. Weiner, Jeffrey L.     10.38 to Biophan's Form SB-2a on May
                     Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    1, 2003.
                     and Victor Miller

        10.32        Assignment of Patent No: 10,077,888, by and           Incorporated by reference to Exhibit
                     between Biophan and Patrick R. Connelly, Stuart G.    10.39 to Biophan's Form SB-2a on May
                     MacDonald, and Michael L. Weiner                      1, 2003.

        10.33        Assignment of Patent No: 60,357,935, by and           Incorporated by reference to Exhibit
                     between Biophan and Jeffrey L. Helfer, Robert W.      10.40 to Biophan's Form SB-2a on May
                     Gray, and Michael L. Weiner                           1, 2003.

        10.34        Assignment of Patent No: 10,132,457, by and           Incorporated by reference to Exhibit
                     between Biophan and Stuart G. MacDonald, Jeffrey      10.41 to Biophan's Form SB-2a on May
                     L. Helfer, and Michael L. Weiner                      1, 2003.

        10.35        Assignment of Patent No: 09,864,944, by and           Incorporated by reference to Exhibit
                     between Biophan and Wilson Greatbatch, Patrick R.     10.42 to Biophan's Form SB-2a on May
                     Connelly and Michael L. Weiner                        1, 2003.

        10.36        Assignment of Patent No: 09,865,049, by and           Incorporated by reference to Exhibit
                     between Biophan and Victor Miller, Wilson             10.43 to Biophan's to Form SB-2a on
                     Greatbatch, Patrick R. Connelly and Michael L.        May 1, 2003.
                     Weiner

        10.37        Assignment of Patent No: 09,885,867, by and           Incorporated by reference to Exhibit
                     between Biophan and Wilson Greatbatch, Patrick R.     10.44 to Biophan's Form SB-2a on May
                     Connelly and Michael L. Weiner                        1, 2003.

        10.38        Assignment of Patent No: 09,885,868, by and           Incorporated by reference to Exhibit
                     between Biophan and Victor Miller, Wilson             10.45 to Biophan's Form SB-2a on May
                     Greatbatch, Patrick R. Connelly and Michael L.        1, 2003.
                     Weiner

        10.39        Assignment of Patent No: 10,283,530, by and           Incorporated by reference to Exhibit
                     between Biophan and Wilson Greatbatch and Michael     10.46 to Biophan's Form SB-2a on May
                     L. Weiner                                             1, 2003.

        10.40        Assignment of Patent No: 10,369,429, by and           Incorporated by reference to Exhibit
                     between Biophan and Jeffrey L. Helfer, Robert W.      10.47 to Biophan's Form SB-2a on May
                     Gray, and Michael L. Weiner                           1, 2003.

        10.41        Assignment of Patent No: 10,162,318, by and           Incorporated by reference to Exhibit
                     between Biophan and Biomed Solutions, LLC             10.48 to Biophan's Form SB-2a on May
                                                                           1, 2003.

        10.42        Strategic Partnership Agreement between Biophan       Incorporated by reference to Exhibit
                     and UB Business Alliance dated May 27, 2003.          10.49 to Biophan's Form SB-2a on July
                                                                           11, 2003.

        10.43        Development Agreement between Biophan and Alfred      Filed as Exhibit 10.51 to Biophan's
                     University dated July 17, 2003                        Form SB-2 filed on October 9, 2003.

        10.44        Letter Agreement dated August 19, 2002 between        Filed as Exhibit 10.54 to Amendment No.
                     Biomed Solutions, LLC and Biophan                     2 to Registration Statement filed on
                                                                           April 9, 2004.

        10.45        Payment Agreement dated June 3, 2004 between          Incorporated by reference to Exhibit
                     Biophan and TE Bio LLC                                99.1 to Form 8-K dated June 3, 2004.

        10.46        AMP-Biophan License Agreement dated February 24,      Filed herewith
                     2005 between Biophan and aMRIs Patent GmbH
                     (Biophan has requested confidential treatment of
                     certain confidential portions of this Agreement
                     and has filed this Agreement separately with the
                     SEC)


        10.47        Employment Agreement dated February 24, 2005 among    Filed herewith
                     aMRIs GmbH, Dr. Michael Friebe and Biophan

        10.48        Capital Pledge Agreement dated February 24, 2005      Filed herewith
                     among Biophan, TomoVation GmbH, and Prof. Dr.
                     Andreas Melzer

        10.49        Executive Employment Agreement between Biophan        Filed herewith
                     and John F. Lanzafame effective as of September 9,
                     2004

        10.50        Line of Credit Agreement dated May 27, 2005           Filed herewith
                     between Biophan and Biomed Solutions, LLC

         14.1        Code of Ethics for Senior Financial Officers          Filed herewith

           21        Subsidiaries                                          Filed herewith

         23.2        Consent of Goldstein Golub Kessler LLP                Filed herewith

         23.3        Consent of Frank G. Shellock                          Incorporated by reference to Exhibit
                                                                           23.2 to Biophan's Form SB-2a on May
                                                                           22, 2003.

         23.4        Consent of Robert Rubin M.D.                          Incorporated by reference to Exhibit
                                                                           23.3 to Biophan's Form SB-2a on May 1,
                                                                           2003.

         31.1        Certification of C.E.O. pursuant  to Rule 13a-14(a)   Filed herewith

         31.2        Certification of C.F.O. pursuant to Rule 13a-14(a)    Filed herewith

         32.1        Certification of C.E.O. pursuant  to Rule             Filed herewith
                     13a-14(b) and 18 U.S.C. Section 1350

         32.2        Certification of C.F.O. pursuant to Rule 13a-14(b)    Filed herewith
                     and 18 U.S.C. Section 1350

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant is Goldstein Golub Kessler LLP (the Firm) which has a continuing relationship with American Express Tax and Business Services Inc.
(TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed for us were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

      1)    Audit Fees

            The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the audits of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB and for services in connection with SEC registration statements during the last two fiscal years ended February 28, 2005 and February 29, 2004 was $50,584 and $69,386,
            respectively.

      2)    Audit-Related Fees

            The Company did not engage its principal accountants to provide assurance and related services during the last two fiscal years.

      3)    Tax Fees

            The Company did not engage its principal accountants to provide tax compliance, tax advice and tax planning services during the last two fiscal years.

      4)    All Other Fees

            The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

      5)    Pre-approval Policies and Procedures

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


Dated: May 27, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                      Title                             Date
    ---------                  -----------------                  -------------

\s\ Michael L. Weiner        President, CEO and Director           May 27, 2005
---------------------        (Principal Executive Officer)
Michael L. Weiner

\s\ Robert J. Wood           Vice President, Secretary,            May 27, 2005
------------------           Treasurer and CFO
Robert J. Wood               (Principal Financial Officer
                             and Principal Accounting Officer)

\s\ Guenter H. Jaensch       Chairman                              May 27, 2005
---------------------
Guenter H. Jaensch

\s\ Ross B. Kenzie           Director                              May 27, 2005
---------------------
Ross B. Kenzie

\s\ Steven Katz              Director                              May 27, 2005
---------------------
Steven Katz

\s\ Robert S. Bramson        Director                              May 27, 2005
---------------------
Robert S. Bramson

\s\ Michael Friebe           Director                              May 27, 2005
----------------------
Michael Friebe