Form 10KSB/A
period 2005-02-28
BIOPHAN TECHNOLOGIES INC
filed 2005-06-22
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                  FORM 10-KSB/A

                      -------------------------------------

(Mark One)

|X| Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended February 28, 2005.

                                       or

|_| Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ________to__________.

                         Commission File Number 0-26057

                           BIOPHAN TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                         82-0507874
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          identification no.)

150 Lucius Gordon Drive,  Suite 215
      West Henrietta, New York                                 14586
----------------------------------------                     ----------
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

Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer had no revenues for its most recent fiscal year ended February 28, 2005.

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

DOCUMENTS INCORPORATED BY REFERENCE

            Not applicable

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                Explanatory Note

      The purpose of this amendment on Form 10-KSB/A to our Annual Report on Form 10-KSB for the year ended February 28, 2005 (the "2005 10-KSB") is to correct the designation of certain Exhibits to the 2005 10-KSB as initially filed and to correct references to the locations of certain Exhibits incorporated by reference to prior filings.

The Items of our 2005 10-K which are amended herein are:

Item 13. Exhibits and Financial Statement Schedules Signatures

Exhibits - Exhibits 4.20, 4.21, 4.22, 4.23, 10.49, 10.50, 31.1, 31.2, 32.1 and
32.2 are being refiled or refurnished herewith.

ITEM 13. EXHIBITS

     Exhibit No.                        Exhibit Description                                  Location
     -----------                        -------------------                                  --------
         2.1            Articles of Merger                                    Incorporated by reference to Exhibit
                                                                              3.2 to Biophan's Form 10-KSB for the
                                                                              year ended February 29, 2000 (the "2000
                                                                              10-KSB")
         2.2            Articles of Dissolution                               Incorporated by reference to Exhibit
                                                                              3.3 to the 2000 10-KSB
         2.3            Exchange Agreement, dated as of December 1, 2000,     Incorporated by reference to Exhibit
                        by and among Biophan, Biomed Solutions, LLC           2.3 to Biophan's Registration Statement
                        (formerly Biophan, LLC), and LTR Antisense            on Form SB-2  filed on January 15, 2003
                        Technology, Inc.                                      (File No. 333-102526)
         2.4            Agreement dated as of February 24, 2005 among         Incorporated by reference to Exhibit
                        Biophan, aMRIs GmbH, Dr. Michael Friebe,              2.4 to the 2005 10-KSB.
                        Tomovation GmbH, Prof. Dr. Andreas Melzer,
                        Dipl-Ing. Gregor Schaefers, and Dipl. Betriebsw.
                        Andreas Pieper
         3.1            Articles of Incorporation (Nevada)                    Incorporated by reference to Exhibit
                                                                              3.1 to the 2000 10-KSB
         3.2            Bylaws (Nevada)                                       Incorporated by reference to Exhibit
                                                                              3.2 to Biophan's Form 10-SB filed on
                                                                              May 13, 1999.
         3.3            Amendment to the Articles of Incorporation            Incorporated by reference to Exhibit
                                                                              3.1(i) to Biophan's Form 8-K filed
                                                                              on December 15, 2000.
         3.4            Amendment to Exchange Agreement                       Incorporated by reference to Exhibit 2
                                                                              to Biophan's Form 10-KSB for the year
                                                                              ended February 28, 2001 (the "2001
                                                                              10-KSB").
         3.5            Certificate of Amendment to Articles of               Incorporated by reference to Exhibit
                        Incorporation                                         3.1(i) to Biophan's Form 8-K filed on
                                                                              August 27, 2001.
         4.1            Stock Purchase Warrant issued to Biomed Solutions,    Incorporated by reference to Exhibit
                        LLC (formerly Biophan, LLC) dated June 4, 2002        4.1 to Biophan's Form 10-QSB for the
                                                                              period ended May 31, 2002 (the "Q1'02
                                                                              10-QSB").
         4.2            Stock Purchase Warrant issued to Bonanza Capital      Incorporated by reference to Exhibit
                        Masterfund Ltd.                                       4.2 to the Q1'02 10-QSB.
         4.3            Restated Stock Purchase Warrant issued to Biomed      Incorporated by reference to Exhibit
                        Solutions, LLC, dated January 8, 2003                 4.3 to Biophan's Form 10-QSB for the
                                                                              period ended November 30, 2002 (the
                                                                              "Q3'02 10-QSB").

         4.4            Stock Purchase Warrant issued to Biomed Solutions,    Incorporated by reference to Exhibit
                        LLC dated November 11, 2002                           4.4 to the Q3'02 10-QSB.
         4.5            Form of Stock Purchase Warrant issued to              Incorporated by reference to Exhibit
                        principals of Carolina Financial Services, for a      4.5 to the Q3'02 10-QSB.
                        total of 121,572 shares
         4.6            Form of Stock Purchase Warrant to be issued to        Incorporated by reference to Exhibit
                        Carolina Financial services in connection with the    4.6 to the Q3'02 10-QSB.
                        Stock Purchase Agreement with Spectrum Advisors,
                        Ltd
         4.7            Form of Stock Purchase Warrant issued to investors    Incorporated by reference to Exhibit
                        in private placement of securities, for a total of    4.7 to the Q3'02 10-QSB.
                        2,770,550 shares
         4.8            Stock Purchase Warrant issued to SBI USA, LLC         Incorporated by reference to Exhibit
                                                                              4.8 to the Q3'02 10-QSB.
         4.9            Registration Rights Agreement dated February 10,      Incorporated by reference to  Exhibit
                        2004 by and among Biophan Technologies, Inc.,         4.9 to Biophan's  Registration
                        Biomed Solutions, LLC and SBI Brightline              Statement on Form SB-2 filed on
                        Consulting, LLC                                       February 10, 2004. (File No.
                                                                              333-112678)
         4.10           Note and Pledge Agreement dated November 24, 2005     Incorporated by reference to Exhibit
                        between Biophan, Tomovation GmbH and Prof. Dr.        4.10 to the 2005 10-KSB.
                        Andreas Melzer
         4.11           Convertible Promissory Note of Biophan payable        Incorporated by reference to Exhibit
                        to the order of Biomed Solutions, LLC dated June      10.2 the Q1'02 10-QSB.
                        4, 2002
         4.12           Stock Purchase Agreement between Biophan and          Incorporated by reference to Exhibit
                        Bonanza Capital Masterfund LTD                        10.4 the Q1'02 10-QSB.
         4.13           Registration Rights Agreement between Biophan and     Incorporated by reference to Exhibit
                        Bonanza Capital Masterfund LTD                        10.6 to the Q1'02 10-QSB.
         4.14           Stock Purchase Agreement between Biophan and          Incorporated by reference to Exhibit
                        Spectrum Advisors, Ltd.                               10.16 to the Q3'02 10-QSB.
         4.15           Registration Rights Agreement between Biophan and     Incorporated by reference to Exhibit
                        Spectrum Advisors, Ltd.                               10.18 to the Q3'02 10-QSB..
         4.16           First Amendment to Restated Stock Purchase            Incorporated by reference to Exhibit
                        Agreement between Biophan and Spectrum Advisors,      10.27 to Amendment No. 1 to Biophan's
                        Ltd.                                                  Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
         4.17           Stock Purchase Agreement dated October 1, 2003        Incorporated by reference to Exhibit
                        between Biophan and SBI Brightline Consulting, LLC.   10.50 to Biophan's Registration
                                                                              Statement on Form SB-2 filed on
                                                                              October 9, 2003 (File No. 333-109592).
         4.18           Stock Purchase Agreement dated February 5, 2004       Incorporated by reference to Exhibit
                        between Biophan and SBI Brightline Consulting, LLC.   10.52 to Biophan's  Registration
                                                                              Statement on Form SB-2 filed on
                                                                              February 10, 2004. (File No.
                                                                              333-112678).
        4.19 *          2001 Stock Option Plan                                Incorporated by reference to Exhibit
                                                                              10.53 to Biophan's  Registration
                                                                              Statement on Form SB-2 filed on
                                                                              February 10, 2004. (File No.
                                                                              333-112678).
         4.20           Termination of  Stock Purchase Agreement between      Filed herewith
                        Biophan and SBI Brightline Consulting, LLC
         4.21           Stock Purchase Agreement dated May 27, 2005           Filed herewith
                        between Biophan and SBI Brightline XI, LLC

         4.22           Convertible Promissory Note of Biophan payable to     Filed herewith
                        the order of Biomed Solutions, LLC dated May 27,
                        2005
         4.23           Stock Purchase Warrant issued to Biomed Solutions,    Filed herewith
                        LLC dated May 27, 2005
         10.1           Assignment, dated as of December 1, 2000, by and      Incorporated by reference to Exhibit
                        between Biophan and Biomed Solutions, LLC             10.1 to Biophan's Form 8-K, filed
                        (formerly Biophan, LLC), a New York limited           December 15, 2000.
                        liability company
         10.2           Security Agreement, dated as of December 1, 2000,     Incorporated by reference to Exhibit
                        by and between Biophan and Biomed Solutions, LLC      10.2 to Biophan's Form 8-K, filed
                        (formerly Biophan, LLC), a New York limited           December 15, 2000.
                        liability company
         10.3           Transfer Agreement                                    Incorporated by reference to Exhibit
                                                                              99.1 to the 2001 10-KSB.
         10.4           Amendment to Transfer Agreement                       Incorporated by reference to Exhibit
                                                                              99.2 to the 2001 10-KSB.
         10.5           Line of Credit Agreement between Biophan and          Incorporated by reference to Exhibit
                        Biomed Solutions, LLC dated June 4, 2002              10.1 to the Q1'02 10-QSB.
         10.6           Escrow Agreement between Biophan, Bonanza Capital     Incorporated by reference to Exhibit
                        Masterfund LTD and Boylan, Brown, Code, Vigdor &      10.5 to the Q1'02 10-QSB.
                        Wilson LLP
         10.7           Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                        Michael L. Weiner dated December 1, 2000              10.7 to the Q1'02 10-QSB.
        10.8 *          Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                        Jeffrey L. Helfer dated June 6, 2002                  10.8 to the Q1'02 10-QSB.
        10.9 *          Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                        Stuart G. MacDonald dated June 6, 2002                10.9 to the Q1'02 10-QSB.
       10.10 *          Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                        Robert J. Wood dated June 6, 2002                     10.10 to the Q1'02 10-QSB.
        10.11           Financial Accommodations Agreement between Biophan
                        Incorporated by reference to Exhibit and Bellador
                        (Labuan) Ltd dated July 1, 2002 10.11 to the Q1'02
                        10-QSB.
        10.12           Escrow Agreement between Biophan, Spectrum            Incorporated by reference to Exhibit
                        Advisors, Ltd. and Boylan, Brown, Code, Vigdor &      10.17 to the Q3'02 10-QSB.
                        Wilson LLP.
        10.13           Lease Agreement between Biophan and High              Incorporated by reference to Exhibit
                        Technology of Rochester, Inc.                         10.19 to Amendment No. 1 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.14           Strategic Partnership Agreement between Biophan       Incorporated by reference to Exhibit
                        and UB Business Alliance dated December 10, 2001      10.20 to Amendment No. 1 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.15           License Agreement between Biophan, Xingwu Wang and    Filed as Exhibit 10.50 to Biophan's
                        Nanoset, LLC dated January 15, 2004                   Registration Statement on Form SB-2
                                                                              filed on October 9, 2003 (File No.
                                                                              333-109592).
        10.16           Patent License Agreement between Biophan and          Incorporated by reference to Exhibit
                        Deborah D. L. Chung dated April 5, 2002               10.22 to Amendment No. 1 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).

        10.17           License Agreement between Biophan and Johns           Incorporated by reference to Exhibit
                        Hopkins University                                    10.23 to Amendment No. 1 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.18           Advisory Agreement between Biophan and SBI USA,       Incorporated by reference to Exhibit
                        LLC dated December 18, 2002                           10.24 to Amendment No. 1 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.19           Development Agreement between Biophan and Alfred      Incorporated by reference to Exhibit
                        University dated February 21, 2002                    10.25 to Amendment No. 1 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.20           Development Agreement between Biophan and Alfred      Incorporated by reference to Exhibit
                        University dated January 24, 2003                     10.26 to Amendment No. 1 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.21           Development Agreement between Biophan and             Incorporated by reference to Exhibit
                        Greatbatch Enterprises, Inc., dated February 28,      10.28 to Amendment No. 2 to Biophan's
                        2001                                                  Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.22           Assignment of Patent No: 60,269,817, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Wilson         10.29 to Amendment No. 2 to Biophan's
                        Greatbatch, Patrick R. Connelly, and Stuart G.        Registration Statement on Form SB-2/A
                        MacDonald                                             filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.23           Assignment of Patent No: 10,077,988, by and           Incorporated by reference to Exhibit
                        between Biophan and Patrick R. Connelly, Michael      10.30 to Amendment No. 2 to Biophan's
                        L. Weiner, Stuart G. MacDonald, Thomas H. Foster,     Registration Statement on Form SB-2/A
                        Wilson Greatbatch, and Victor Miller                  filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.24           Assignment of Patent No: 10,077,836, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Stuart G.      10.31 to Amendment No. 2 to Biophan's
                        MacDonald, and Patrick R. Connelly                    Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.25           Assignment of Patent No: 10,077,823, by and           Incorporated by reference to Exhibit
                        between Biophan and Patrick R. Connelly, Michael      10.32 to Amendment No. 2 to Biophan's
                        L. Weiner, Jeffrey L. Helfer , Stuart G.              Registration Statement on Form SB-2/A
                        MacDonald, and Victor Miller                          filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.26           Assignment of Patent No: 10,077,978, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.33 to Amendment No. 2 to Biophan's
                        Helfer, Stuart G. MacDonald, Patrick R. Connelly,     Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.27           Assignment of Patent No: 10,078,062, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Patrick R.     10.34 to Amendment No. 2 to Biophan's
                        Connelly, Stuart G. MacDonald, Jeffrey L. Helfer,     Registration Statement on Form SB-2/A
                        Victor Miller                                         filed on May 1, 2003 (File No.
                                                                              333-102526).

        10.28           Assignment of Patent No: 10,077,932, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.35 to Amendment No. 2 to Biophan's
                        Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.29           Assignment of Patent No: 10,077,887, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.36 to Amendment No. 2 to Biophan's
                        Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.30           Assignment of Patent No: 10,077,883, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.37 to Amendment No. 2 to Biophan's
                        Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.31           Assignment of Patent No: 10,077,958, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.38 to Amendment No. 2 to Biophan's
                        Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.32           Assignment of Patent No: 10,077,888, by and           Incorporated by reference to Exhibit
                        between Biophan and Patrick R. Connelly, Stuart G.    10.39 to Amendment No. 2 to Biophan's
                        MacDonald, and Michael L. Weiner                      Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.33           Assignment of Patent No: 60,357,935, by and           Incorporated by reference to Exhibit
                        between Biophan and Jeffrey L. Helfer, Robert W.      10.40 to Amendment No. 2 to Biophan's
                        Gray, and Michael L. Weiner                           Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.34           Assignment of Patent No: 10,132,457, by and           Incorporated by reference to Exhibit
                        between Biophan and Stuart G. MacDonald, Jeffrey      10.41 to Amendment No. 2 to Biophan's
                        L. Helfer, and Michael L. Weiner                      Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.35           Assignment of Patent No: 09,864,944, by and           Incorporated by reference to Exhibit
                        between Biophan and Wilson Greatbatch, Patrick R.     10.42 to Amendment No. 2 to Biophan's
                        Connelly and Michael L. Weiner                        Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.36           Assignment of Patent No: 09,865,049, by and           Incorporated by reference to Exhibit
                        between Biophan and Victor Miller, Wilson             10.43 to Amendment No. 2 to Biophan's
                        Greatbatch, Patrick R. Connelly and Michael L.        Registration Statement on Form SB-2/A
                        Weiner                                                filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.37           Assignment of Patent No: 09,885,867, by and           Incorporated by reference to Exhibit
                        between Biophan and Wilson Greatbatch, Patrick R.     10.44 to Amendment No. 2 to Biophan's
                        Connelly and Michael L. Weiner                        Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.38           Assignment of Patent No: 09,885,868, by and           Incorporated by reference to Exhibit
                        between Biophan and Victor Miller, Wilson             10.45 to Amendment No. 2 to Biophan's
                        Greatbatch, Patrick R. Connelly and Michael L.        Registration Statement on Form SB-2/A
                        Weiner                                                filed on May 1, 2003 (File No.
                                                                              333-102526).

        10.39           Assignment of Patent No: 10,283,530, by and           Incorporated by reference to Exhibit
                        between Biophan and Wilson Greatbatch and Michael     10.46 to Amendment No. 2 to Biophan's
                        L. Weiner                                             Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.40           Assignment of Patent No: 10,369,429, by and           Incorporated by reference to Exhibit
                        between Biophan and Jeffrey L. Helfer, Robert W.      10.47 to Amendment No. 2 to Biophan's
                        Gray, and Michael L. Weiner                           Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.41           Assignment of Patent No: 10,162,318, by and           Incorporated by reference to Exhibit
                        between Biophan and Biomed Solutions, LLC             10.48 to Amendment No. 2 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.42           Strategic Partnership Agreement between Biophan       Incorporated by reference to Exhibit
                        and UB Business Alliance dated May 27, 2003.          10.49 to Amendment No. 5 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on July 11, 2003 (File No.
                                                                              333-102526).
        10.43           Development Agreement between Biophan and Alfred      Incorporated by reference to Exhibit
                        University dated July 17, 2003                        10.51 to Biophan's Registration
                                                                              Statement on Form SB-2 filed on
                                                                              October 9, 2003 (File No. 333-109592.
        10.44           Letter Agreement dated August 19, 2002 between        Incorporated by reference to Exhibit
                        Biomed Solutions, LLC and Biophan                     10.54 to Amendment No. 2 to Biophan's
                                                                              Registration Statement on Form SB-2
                                                                              filed on April 9, 2004 (File No.
                                                                              333-112678).
        10.45           Payment Agreement dated June 3, 2004 between          Incorporated by reference to Exhibit
                        Biophan and TE Bio LLC                                99.1 to Form 8-K dated June 3, 2004.
        10.46           AMP-Biophan License Agreement dated February 24,      Incorporated by reference to Exhibit
                        2005 between Biophan and aMRIs Patent GmbH            10.46 to the 2005 10-KSB.
                        (Biophan has requested confidential treatment of
                        certain confidential portions of this Agreement
                        and has filed this Agreement separately with the
                        SEC)
        10.47           Employment Agreement dated February 24, 2005 among    Incorporated by reference to Exhibit
                        aMRIs GmbH, Dr. Michael Friebe and Biophan            10.47 to the 2005 10-KSB.
        10.48           Capital Pledge Agreement dated February 24, 2005      Incorporated by reference to Exhibit
                        among Biophan, TomoVation GmbH, and Prof. Dr.         10.48 to the 2005 10-KSB.
                        Andreas Melzer
       10.49 *          Executive Employment Agreement between Biophan and    Filed herewith
                        John F. Lanzafame effective as of September 9, 2004
        10.50           Line of Credit Agreement dated May 27, 2005           Filed herewith
                        between Biophan and  Biomed Solutions, LLC
         14.1           Code of Ethics for Senior Financial Officers          Incorporated by reference to Exhibit
                                                                              14.1 to the 2005 10-KSB.
          21            Subsidiaries                                          Incorporated by reference to Exhibit 21
                                                                              to the 2005 10-KSB.
         23.1           Consent of Goldstein Golub Kessler LLP                Incorporated by reference to Exhibit
                                                                              23.1 to the 2005 10-KSB.

         23.3           Consent of Frank G. Shellock                          Incorporated by reference to Exhibit
                                                                              23.2 to Amendment No. 3 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on May 22, 2003 (File No.
                                                                              333-102526).
         23.4           Consent of Robert Rubin M.D.                          Incorporated by reference to Exhibit
                                                                              23.3 to Amendment No. 2 to Biophan's
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
         31.1           Certification of C.E.O. pursuant  to Rule 13a-14(a)   Furnished herewith
         31.2           Certification of C.F.O. pursuant to Rule 13a-14(a)    Furnished herewith
         32.1           Certification of C.E.O. pursuant  to Rule             Furnished herewith
                        13a-14(b) and 18 U.S.C. Section 1350
         32.2           Certification of C.F.O. pursuant to Rule 13a-14(b)    Furnished herewith
                        and 18 U.S.C. Section 1350

* Management contract or compensatory plan or arrangement

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                BIOPHAN TECHNOLOGIES, INC.


                By: \s\ Michael L. Weiner
                    ---------------------
                    Name:  Michael L. Weiner
                    Title: President, CEO and Director

Dated: June __, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                        Title                              Date
    ------------                     -----                              ----


\s\ Michael L. Weiner       President, CEO and Director            June __, 2005
---------------------       (Principal Executive Officer)
Michael L. Weiner


\s\ Robert J. Wood          Vice President, Secretary,             June __, 2005
------------------          Treasurer and CFO
Robert J. Wood              (Principal Financial Officer
                            and Principal Accounting Officer)


\s\ Guenter H. Jaensch      Chairman                               June __, 2005
----------------------
Guenter H. Jaensch


\s\ Ross B. Kenzie          Director                               June __, 2005
------------------
Ross B. Kenzie


\s\ Steven Katz             Director                               June __, 2005
---------------
Steven Katz


\s\ Robert S. Bramson       Director                               June __, 2005
---------------------
Robert S. Bramson


\s\ Michael Friebe          Director                               June __, 2005
------------------
Michael Friebe

                          EXHIBIT INDEX

   Exhibit No.                 Exhibit Description                      Page
   -----------                 -------------------                      ----

      2.1         Articles of Merger                                    3
      2.2         Articles of Dissolution                               3
      2.3         Exchange Agreement, dated as of December 1,
                  2000, by and among Biophan, Biomed Solutions,
                  LLC (formerly Biophan, LLC), and LTR Antisense
                  Technology, Inc.                                      3
      2.4         Agreement dated as of February 24, 2005 among
                  Biophan, aMRIs GmbH, Dr. Michael Friebe,
                  Tomovation GmbH, Prof. Dr. Andreas Melzer,
                  Dipl-Ing. Gregor Schaefers, and Dipl.
                  Betriebsw. Andreas Pieper                             3
      3.1         Articles of Incorporation (Nevada)                    3
      3.2         Bylaws (Nevada)                                       3
      3.3         Amendment to the Articles of Incorporation            3
      3.4         Amendment to Exchange Agreement                       3
      3.5         Certificate of Amendment to Articles of
                  Incorporation                                         3
      4.1         Stock Purchase Warrant issued to Biomed               3
                  Solutions, LLC (formerly Biophan, LLC) dated
                  June 4, 2002                                          3
      4.2         Stock Purchase Warrant issued to Bonanza
                  Capital Masterfund Ltd.                               3
      4.3         Restated Stock Purchase Warrant issued to
                  Biomed Solutions, LLC, dated January 8, 2003          3
      4.4         Stock Purchase Warrant issued to Biomed
                  Solutions, LLC dated November 11, 2002                4
      4.5         Form of Stock Purchase Warrant issued to
                  principals of Carolina Financial Services, for
                  a total of 121,572 shares                             4
      4.6         Form of Stock Purchase Warrant to be issued to
                  Carolina Financial services in connection with
                  the Stock Purchase Agreement with Spectrum
                  Advisors, Ltd                                         4
      4.7         Form of Stock Purchase Warrant issued to
                  investors in private placement of securities,
                  for a total of 2,770,550 shares                       4
      4.8         Stock Purchase Warrant issued to SBI USA, LLC
      4.9         Registration Rights Agreement dated February
                  10, 2004 by and among Biophan Technologies,
                  Inc., Biomed Solutions, LLC and SBI Brightline
                  Consulting, LLC                                       4
      4.10        Note and Pledge Agreement dated November 24,
                  2005 between Biophan, Tomovation GmbH and Prof.
                  Dr. Andreas Melzer                                    4
      4.11        Convertible Promissory Note of Biophan payable
                  to the order of Biomed Solutions, LLC dated
                  June 4, 2002                                          4
      4.12        Stock Purchase Agreement between Biophan and
                  Bonanza Capital Masterfund LTD                        4
      4.13        Registration Rights Agreement between Biophan
                  and Bonanza Capital Masterfund LTD                    4
      4.14        Stock Purchase Agreement between Biophan and
                  Spectrum Advisors, Ltd.                               4
      4.15        Registration Rights Agreement between Biophan
                  and Spectrum Advisors, Ltd.                           4
      4.16        First Amendment to Restated Stock Purchase
                  Agreement between Biophan and Spectrum
                  Advisors, Ltd.                                        4
      4.17        Stock Purchase Agreement dated October 1, 2003
                  between Biophan and SBI Brightline Consulting,
                  LLC.                                                  4
      4.18        Stock Purchase Agreement dated February 5, 2004
                  between Biophan and SBI Brightline Consulting,
                  LLC.                                                  4
      4.19*       2001 Stock Option Plan                                4
      4.20        Termination of Stock Purchase Agreement between
                  Biophan and SBI Brightline Consulting, LLC            15
      4.21        Stock Purchase Agreement dated May 27, 2005
                  between Biophan and SBI Brightline XI, LLC            17

      4.22        Convertible Promissory Note of Biophan payable
                  to the order of Biomed Solutions, LLC dated May
                  27, 2005                                              34
      4.23        Stock Purchase Warrant issued to Biomed
                  Solutions, LLC dated May 27, 2005                     38
      10.1        Assignment, dated as of December 1, 2000, by
                  and between Biophan and Biomed Solutions, LLC
                  (formerly Biophan, LLC), a New York limited
                  liability company                                     5
      10.2        Security Agreement, dated as of December 1,
                  2000, by and between Biophan and Biomed
                  Solutions, LLC (formerly Biophan, LLC), a New
                  York limited liability company                        5
      10.3        Transfer Agreement                                    5
      10.4        Amendment to Transfer Agreement                       5
      10.5        Line of Credit Agreement between Biophan and
                  Biomed Solutions, LLC dated June 4, 2002              5
      10.6        Escrow Agreement between Biophan, Bonanza
                  Capital Masterfund LTD and Boylan, Brown, Code,
                  Vigdor & Wilson LLP                                   5
      10.7        Executive Employment Agreement between Biophan
                  and Michael L. Weiner dated December 1, 2000          5
      10.8*       Executive Employment Agreement between Biophan
                  and Jeffrey L. Helfer dated June 6, 2002              5
      10.9*       Executive Employment Agreement between Biophan
                  and Stuart G. MacDonald dated June 6, 2002            5
      10.10*      Executive Employment Agreement between Biophan
                  and Robert J. Wood dated June 6, 2002                 5
      10.11       Financial Accommodations Agreement between
                  Biophan and Bellador (Labuan) Ltd dated July 1,
                  2002                                                  5
      10.12       Escrow Agreement between Biophan, Spectrum
                  Advisors, Ltd. and Boylan, Brown, Code, Vigdor
                  & Wilson LLP.                                         5
      10.13       Lease Agreement between Biophan and High
                  Technology of Rochester, Inc.                         5
      10.14       Strategic Partnership Agreement between Biophan
                  and UB Business Alliance dated December 10,
                  2001                                                  5
      10.15       License Agreement between Biophan, Xingwu Wang
                  and Nanoset, LLC dated January 15, 2004               5
      10.16       Patent License Agreement between Biophan and
                  Deborah D. L. Chung dated April 5, 2002               5
      10.17       License Agreement between Biophan and Johns
                  Hopkins University                                    6
      10.18       Advisory Agreement between Biophan and SBI USA,
                  LLC dated December 18, 2002                           6
      10.19       Development Agreement between Biophan and
                  Alfred University dated February 21, 2002             6
      10.20       Development Agreement between Biophan and
                  Alfred University dated January 24, 2003              6
      10.21       Development Agreement between Biophan and
                  Greatbatch Enterprises, Inc., dated February
                  28, 2001                                              6
      10.22       Assignment of Patent No: 60,269,817, by and
                  between Biophan and Michael L. Weiner, Wilson Greatbatch, Patrick R. Connelly, and Stuart G.
                  MacDonald                                             6
      10.23       Assignment of Patent No: 10,077,988, by and
                  between Biophan and Patrick R. Connelly,
                  Michael L. Weiner, Stuart G. MacDonald, Thomas
                  H. Foster, Wilson Greatbatch, and Victor Miller       6
      10.24       Assignment of Patent No: 10,077,836, by and
                  between Biophan and Michael L. Weiner, Stuart
                  G. MacDonald, and Patrick R. Connelly                 6
      10.25       Assignment of Patent No: 10,077,823, by and
                  between Biophan and Patrick R. Connelly,
                  Michael L. Weiner, Jeffrey L. Helfer , Stuart
                  G. MacDonald, and Victor Miller                       6

      10.26       Assignment of Patent No: 10,077,978, by and
                  between Biophan and Michael L. Weiner, Jeffrey
                  L. Helfer, Stuart G. MacDonald, Patrick R.
                  Connelly, and Victor Miller                           6
      10.27       Assignment of Patent No: 10,078,062, by and
                  between Biophan and Michael L. Weiner, Patrick
                  R. Connelly, Stuart G. MacDonald, Jeffrey L.
                  Helfer, Victor Miller                                 6
      10.28       Assignment of Patent No: 10,077,932, by and
                  between Biophan and Michael L. Weiner, Jeffrey
                  L. Helfer, Patrick R. Connelly, Stuart G.
                  MacDonald, and Victor Miller                          7
      10.29       Assignment of Patent No: 10,077,887, by and
                  between Biophan and Michael L. Weiner, Jeffrey
                  L. Helfer, Patrick R. Connelly, Stuart G.
                  MacDonald, and Victor Miller                          7
      10.30       Assignment of Patent No: 10,077,883, by and
                  between Biophan and Michael L. Weiner, Jeffrey
                  L. Helfer, Patrick R. Connelly, Stuart G.
                  MacDonald, and Victor Miller                          7
      10.31       Assignment of Patent No: 10,077,958, by and
                  between Biophan and Michael L. Weiner, Jeffrey
                  L. Helfer, Patrick R. Connelly, Stuart G.
                  MacDonald, and Victor Miller                          7
      10.32       Assignment of Patent No: 10,077,888, by and
                  between Biophan and Patrick R. Connelly, Stuart
                  G. MacDonald, and Michael L. Weiner                   7
      10.33       Assignment of Patent No: 60,357,935, by and
                  between Biophan and Jeffrey L. Helfer, Robert
                  W. Gray, and Michael L. Weiner                        7
      10.34       Assignment of Patent No: 10,132,457, by and
                  between Biophan and Stuart G. MacDonald,
                  Jeffrey L. Helfer, and Michael L. Weiner              7
      10.35       Assignment of Patent No: 09,864,944, by and
                  between Biophan and Wilson Greatbatch, Patrick
                  R. Connelly and Michael L. Weiner                     7
      10.36       Assignment of Patent No: 09,865,049, by and
                  between Biophan and Victor Miller, Wilson
                  Greatbatch, Patrick R. Connelly and Michael L.
                  Weiner                                                7
      10.37       Assignment of Patent No: 09,885,867, by and
                  between Biophan and Wilson Greatbatch, Patrick
                  R. Connelly and Michael L. Weiner                     7
      10.38       Assignment of Patent No: 09,885,868, by and
                  between Biophan and Victor Miller, Wilson
                  Greatbatch, Patrick R. Connelly and Michael L.
                  Weiner                                                7
      10.39       Assignment of Patent No: 10,283,530, by and
                  between Biophan and Wilson Greatbatch and
                  Michael L. Weiner                                     8
      10.40       Assignment of Patent No: 10,369,429, by and
                  between Biophan and Jeffrey L. Helfer, Robert
                  W. Gray, and Michael L. Weiner                        8
      10.41       Assignment of Patent No: 10,162,318, by and
                  between Biophan and Biomed Solutions, LLC             8
      10.42       Strategic Partnership Agreement between Biophan
                  and UB Business Alliance dated May 27, 2003.          8
      10.43       Development Agreement between Biophan and
                  Alfred University dated July 17, 2003                 8
      10.44       Letter Agreement dated August 19, 2002 between
                  Biomed Solutions, LLC and Biophan                     8
      10.45       Payment Agreement dated June 3, 2004 between
                  Biophan and TE Bio LLC 10.46 AMP-Biophan
                  License Agreement dated February 24, 2005
                  between Biophan and aMRIs Patent GmbH (Biophan
                  has requested confidential treatment of certain confidential portions of this Agreement and has
                  filed this Agreement separately with the SEC)         8
      10.47       Employment Agreement dated February 24, 2005
                  among aMRIs GmbH, Dr. Michael Friebe and
                  Biophan                                               8
      10.48       Capital Pledge Agreement dated February 24,
                  2005 among Biophan, TomoVation GmbH, and Prof.
                  Dr. Andreas Melzer                                    8
      10.49*      Executive Employment Agreement between Biophan
                  and John F. Lanzafame effective as of September
                  9, 2004                                               48
      10.50       Line of Credit Agreement dated May 27, 2005
                  between Biophan and Biomed Solutions, LLC             57
      14.1        Code of Ethics for Senior Financial Officers          8

      21          Subsidiaries                                          8
      23.1        Consent of Goldstein Golub Kessler LLP                8
      23.3        Consent of Frank G. Shellock                          9
      23.4        Consent of Robert Rubin M.D.                          9
      31.1        Certification of C.E.O. pursuant to Rule
                  13a-14(a)                                             67
      31.2        Certification of C.F.O. pursuant to Rule
                  13a-14(a)                                             68
      32.1        Certification of C.E.O. pursuant to Rule
                  13a-14(b) and 18 U.S.C. Section 1350                  69
      32.2        Certification of C.F.O. pursuant to Rule
                  13a-14(b) and 18 U.S.C. Section 1350                  70