Form 10-Q
period 2005-05-31
BIOPHAN TECHNOLOGIES INC
filed 2005-07-15
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2005

      OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                           Commission File No. 0-26057

                           BIOPHAN TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

             Nevada                                    82-0507874
------------------------------------        ------------------------------------
 (State or other jurisdiction of                         (I.R.S.
incorporation or organization)                Employer Identification No.)

                       150 Lucius Gordon Drive, Suite 215
                               West Henrietta, New
                                   York 14586
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (585) 214-2441
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X| No  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_| No  |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of July 14, 2005 - Common Stock, $.005 par value - 74,602,213 shares

                                      INDEX
                                                                          Page
                                                                          Number

PART I.   FINANCIAL INFORMATION                                             4-10

ITEM I.   Financial Statements                                              4-10

          Report of Independent Registered Public
          Accounting Firm                                                      3

          Condensed Consolidated Balance Sheets,
          May 31, 2005(Unaudited) and
          February 28, 2005                                                    4

          Condensed Consolidated Statements of
          Operations, Three Months Ended
          May 31, 2005 and 2004 (Unaudited), and from
          August 1, 1968 (Date of Inception) through
          May 31, 2005 (Unaudited)                                             5

          Condensed Consolidated Statements of Cash
          Flows, Three Months Ended
          May 31, 2005 and 2004 (Unaudited) and
          from August 1, 1968 (Date of Inception)
          through May 31, 2005 (Unaudited)                                   6-7

          Notes to Condensed Consolidated
          Financial Statements                                                 8

ITEM 2.   Plan of Operation                                                11-20

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                         21

ITEm 4.   Controls and Procedures                                             21

PART II.  OTHER INFORMATION                                                21-23

ITEM 1.   Legal Proceedings                                                   21

ITEM 2.   Unregistered Sales of Securities and Use of Proceeds                22

ITEM 3.   Defaults Upon Senior Securities                                     23

ITEM 4.   Submission of Matters to a Vote of Security Holders                 24

ITEM 5.   Other Information                                                   22

ITEM 6.   Exhibits                                                            22

SIGNATURES                                                                    23

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2005, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended and the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2005 (not presented herein). In our report dated April 6, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 7, 2005


                                              BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           May 31, 2005
                                                           ------------
                                      ASSETS               (Unaudited)      February 28, 2005
                                                           -----------      -----------------
Current Assets:
  Cash                                                     $    236,975          $    753,288
  Stock subscription receivable                                 150,000               900,000
  Due from related parties                                      191,053               220,959
  Prepaid expenses                                               75,757                91,596
  Other current assets                                           35,428                41,338
                                                           ------------          ------------
                                    Total current assets        689,213             2,007,181

Property and Equipment, net                                      85,856                73,518

Other Assets:
  Intellectual property rights, net of amortization             984,095               997,738
  Investment                                                    100,000               100,000
  Security deposit                                                3,800                 2,933
  Deferred tax asset, net of valuation
    allowance of $5,438,000 and $4,787,000, respectively           --                    --
                                                           ------------          ------------
                                                              1,087,895             1,100,671
                                                           ------------          ------------
                                                           $  1,862,964          $  3,181,370
                                                           ============          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and  accrued expenses                    $  1,032,058          $  1,037,103
 Note payable                                                   200,000               200,000
 Deferred revenues                                              225,000               225,000
                                                           ------------          ------------
                               Total current liabilities      1,457,058             1,462,103

Minority Interest                                                76,493                  --

Stockholders' Equity :
  Common stock, $.005 par value
    Authorized, 125,000,000 shares
    Issued and outstanding, 74,471,997 and
          74,317,832 shares, respectively                       372,360               371,589
  Stock subscription receivable                                    --                (150,000)
  Additional paid-in capital                                 20,852,166            18,982,952
  Deficit accumulated during the
    development stage                                       (20,895,113)          (17,485,274)
                                                           ------------          ------------
                                                                329,413             1,719,267
                                                           ------------          ------------
                                                           $  1,862,964          $  3,181,370
                                                           ============          =============

            See Notes to Condensed Consolidated Financial Statements.


                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                     August 1, 1968
                                                                                                                        (date of
                                                                                  Three Months Ended                  inception) to
                                                                           May 31, 2005          May 31, 2004          May 31, 2005
                                                                           ------------          ------------          ------------
Revenues:
      Development payments                                                 $       --            $       --           $      75,000

Operating expenses:
     Research and development                                                 1,537,968               560,919             7,843,779
     General and administrative                                               1,957,758               433,767            11,331,710
     Write-down of intellectual property rights                                    --                    --                 530,000
                                                                           ------------          ------------          ------------
                                                                              3,495,726               994,686            19,705,489
                                                                           ------------          ------------          ------------
Operating loss                                                               (3,495,726)             (994,686)          (19,630,489)

Other income(expense):
     Interest expense                                                              --                    --              (1,730,923)
     Interest income                                                              2,749                   858                61,196
     Other income                                                                83,138                41,803               559,546
     Other expense                                                                 --                    --                 (65,086)
                                                                           ------------          ------------          ------------
                                                                                 85,887                42,661            (1,175,267)
                                                                           ------------          ------------          ------------
Loss from continuing operations                                              (3,409,839)             (952,025)          (20,805,756)

Loss from discontinued operations                                                  --                    --                 (89,357)
                                                                           ------------          ------------          ------------
Net loss                                                                   $ (3,409,839)         $   (952,025)         $(20,895,113)
                                                                           ============          ============          ============
Loss per common share                                                      $      (0.05)         $      (0.01)
                                                                           ============          ============
Weighted average shares outstanding                                          74,417,378            66,419,732
                                                                           ============          ============

            See Notes to Condensed Consolidated Financial Statements.


                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                      August 1, 1968
                                                                                                                         (date of
                                                                                          Three Months Ended             inception)
                                                                                                May 31,                     to
                                                                                            2005            2004        May 31, 2005
                                                                                        -----------     -----------     -----------
Cash flows from operating activities:
   Net loss                                                                             $(3,409,839)       (952,025)  $ (20,895,113)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
           Amortization of patents                                                           13,643            --            13,643
           Depreciation                                                                       9,412           5,509         101,605
           Loss on disposal of equipment                                                      1,505            --             1,505
           Realized and unrealized losses on marketable securities                             --              --            66,948
           Accrued interest on note converted to common stock                                  --              --            11,998
           Amortization of interest on convertible notes payable                               --              --         1,050,950
           Write-down of intellectual property rights                                          --              --           530,000
           Amortization of discount on payable to related party                                --              --            75,000
           Issuance of common stock for services                                               --              --           369,108
           Issuance of common stock for interest                                               --              --           468,823
           Grant of stock options for services                                              174,832          30,000       2,128,632
           Vesting of contingent options                                                  1,287,250            --         1,287,250
           Expenses paid by stockholder                                                        --              --             2,640
           Minority interest                                                                 76,493            --            76,493
Changes in operating assets and liabilities:
   (Increase)decrease in advances receivable                                                   --           (87,457)           --
   (Increase)decrease in due from related parties                                            29,906          (2,627)       (191,053)
   (Increase)decrease in prepaid expenses                                                    15,839            --           (75,757)
   (Increase)decrease in other assets                                                         5,910            --             5,910
   Increase in security deposits                                                               (867)           --            (3,800)
   Increase(decrease) in accounts payable and accrued expenses                               (5,045)         (8,779)        641,503
   Increase(decrease) in due to related parties                                                --              --           (43,496)
   Increase in deferred revenues                                                               --              --           225,000
                                                                                        -----------     -----------     -----------
                                         Net cash used in operating activities           (1,800,961)     (1,015,379)    (14,152,211)
                                                                                        -----------     -----------     -----------

Cash flows from investing activities:
   Purchases of property and equipment                                                      (23,255)         (9,030)       (187,944)
   Sales of marketable securities                                                             --              --         2,369,270
   Purchase of investment                                                                      --              --          (100,000)
   Cash paid for acquisition of Biophan Europe,                                                --              --              --
   net of cash received of $107,956                                                            --              --          (258,874)
   Purchases of marketable securities                                                          --              --        (2,436,218)
                                                                                        -----------     -----------     -----------
                                         Net cash used in investing activities              (23,255)         (9,030)       (613,766)
                                                                                        -----------     -----------     -----------


                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                        Period from
                                                                                                                      August 1, 1968
                                                                                          Three Months Ended             (date of
                                                                                               May 31,                 inception) to
                                                                                      2005                 2004         May 31, 2005
                                                                                -----------------   ----------------   ------------
Cash flows from financing activities:
   Proceeds of bridge loans                                                                  --                 --          986,500
   Loan from stockholder                                                                     --                 --          143,570
   Line of credit borrowing from related party                                               --                 --          550,950
   Line of credit payments                                                                  --                 --          (72,500)
   Net proceeds from sales of capital stock                                               900,000               --       11,113,849
   Proceeds from exercise of options                                                      112,541               --          575,288
   Proceeds from exercise of warrants                                                        --              391,800      1,121,744
   Short swing profits                                                                    295,362               --          696,087
   Equity placement costs                                                                    --              (22,106)      (112,536)
                                                                                -----------------   ----------------   ------------
                             Net cash provided by financing activities                  1,307,903            369,694     15,005,952
                                                                                -----------------   ----------------   ------------

Net increase(decrease) in cash and cash equivalents                                      (516,313)          (654,715)       236,975

Cash and cash equivalents, beginning                                                      753,288            823,900           --

                                                                                -----------------   ----------------   ------------
Cash and cash equivalents, ending                                               $         236,975   $        169,185   $    236,975
                                                                                =================   ================   ============

   Supplemental schedule of noncash investing and financing activities:

   Common stock issued for subscription receivable                              $            --     $           --     $  1,050,000
                                                                                =================   ================   ============

   Liabilities assumed in conjunction with acquisition of a 51% interest
   in Biophan Europe and certain intellectual property rights                   $            --     $           --     $    178,384
                                                                                =================   ================   ============

   Intellectual property acquired through issuance of
   capital stock and assumption of related party  payable                       $            --     $           --     $    175,000
                                                                                =================   ================   ============

   Acquisition of intellectual property                                         $            --     $           --     $    425,000
                                                                                =================   ================   ============

   Issuance of common stock upon conversion
   of bridge loans                                                              $            --     $           --     $  1,142,068
                                                                                =================   ================   ============

   Issuance of common stock upon conversion
   of related party loans                                                       $            --     $           --     $    978,450
                                                                                =================   ================   ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2005

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of May 31, 2005 and for the three months ended May 31, 2005 and 2004 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005.

BASIS OF CONSOLIDATION:

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

COMPANY HISTORY:

The Company was incorporated under the laws of the State of Idaho on August 1, 1968 and on January 12, 2000, changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc.

From the inception of the current line of business on December 1, 2000, the Company has not generated any material revenues. Therefore, the Company is in the development stage and will remain so until the realization of significant revenues. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company has also developed technologies for improving MRI contrast agents; for improved drug elution and drug delivery systems, including an MRI safe and image compatible ceramic motor; a system for generating power for implantable devices from body heat, and a series of implantable devices including an MRI-visible vena cava filter.

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

Three months ended May 31,                             2005               2004
                                                   -----------      -----------
Net loss - as reported                             $(3,409,839)     $  (952,025)
Add: Stock-based employee compensation
 expense included in reported net loss,
 net of related tax effects                          1,339,000           30,000
Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects             (2,155,000)         (62,000)
                                                   -----------      -----------
Net loss - pro forma                               $(4,225,839)     $  (984,025)
                                                   ===========      ============
Basic and diluted loss
 per share - as reported                           $      (.05)     $      (.01)
Basic and diluted loss                             ===========      ============
 per share - pro forma                             $      (.06)     $      (.01)
                                                   ===========      ============

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No.
25. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Per APB No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In addition, the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. Under the effective date provisions included in SFAS No. 123R, the Company would have been required to implement SFAS No. 123R as of the first interim or annual period that begins after June 15, 2005. On April 14, 2005, the SEC delayed the effective date which allows companies to implement SFAS No. 123R at the beginning of the first fiscal year after June 15, 2005, which would be March 1, 2006 for the Company. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption will have a material impact on the consolidated results of operations and earnings per share similar to the current pro-forma disclosures under SFAS No. 123, as per above.

During the current quarter ended May 31, 2005, the Company incurred a non-cash charge to earnings of $1,462,082 for the grants of stock options for services and vesting of contingent options. Of this amount, $1,287,250 is related to options previously granted to executive officers that vested on a contingent basis upon the achievement of a specified performance - based milestone. These particular options, because they are not "fixed and determinable", do not qualify under the accounting rules for "disclosure only" treatment and accordingly, must be expensed for any intrinsic value at the time and to the extent that they vest. The calculated amounts resulted in a non-cash charge in the statement of operations and an offsetting credit to additional paid-in capital.

RECLASSIFICATION

For comparative purposes, certain amounts in the accompanying statement of operations for fiscal 2005 have been reclassified to conform to the presentation used for fiscal 2006. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

REVENUE RECOGNITION:

The Company earns and recognizes revenue under development agreements when the phase of the agreement to which amounts relate is completed and the Company has no further performance obligation. Completion is determined by the attainment of specified milestones including a written progress report. Advance fees received on such agreements are deferred until recognized.

LINE OF CREDIT AGREEMENT:

On May 27, 2005, the Company entered into an unsecured loan agreement with Biomed Solutions LLC, a related company, whereby Biomed has agreed to provide a line of credit facility of up to $2 million. Borrowings under the line will bear interest at 8% per annum and are convertible into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company has taken down the entire $2 million under the line and additionally, in accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company will record a discount on the notes of approximately $550,000 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount will be amortized as additional interest expense over the term of the note which is payable on demand after November 27, 2005.

CHANGES IN EQUITY:

During the quarter ended May 31, 2005, a total of 154,165 shares of common stock were issued upon exercise of options at prices ranging from $.50 to $1.00. Proceeds of $112,541 were received increasing the capital stock account by $771 and additional paid-in capital by $111,770.

Additional paid-in capital was also increased by $1,462,082 of expense related to stock option grants for services and vesting of contingent options . Of this amount, $1,287,250 is related to options previously granted to executive officers that vested during the period upon the achievement of a specified milestone.

Additional paid-in capital was further increased by $295,362 of profits from a related company owed pursuant the "short swing profit" rules of the Securities and Exchange Act of 1934.

On May 27, 2005, the previous financing agreement the Company had with SBI Brightline Consulting, LLC was cancelled and a new agreement was executed with SBI Brightline XI, LLC. The new agreement provides a $30 million fixed price financing for up to 10,000,000 shares at prices ranging from $2 to $4 a share. The sales of stock must be taken in sequential tranches of 1 million shares each and the financing requires the shares to be registered for sale. There are no resets, warrants, finder's fees or commissions associated with this financing transaction.

ITEM 2.  PLAN OF OPERATION

General

Our primary mission is to develop and commercially exploit technologies for improving the performance, and the corresponding competitiveness, of biomedical devices and pharmaceutical compounds manufactured by third party companies. We do not employ our own distribution but rather rely on that of the larger biomedical device manufacturers. We build strong intellectual property "patent thickets" around vertically oriented markets within the medical technology sector.

Our management team includes former executives from Johnson & Johnson and Angiotech who have been involved in all the aspects of the biomedical device business, including new business development, product engineering, research and development, regulatory affairs, sales and marketing, device coatings, project management, intellectual property, and much more.

We identify product capabilities and technological needs that are unfilled or inadequately addressed and develop internally and acquire proprietary, advantaged solutions. We build comprehensive, defendable intellectual property portfolios around each of the areas we target and generally command a significant overall advantage with important blocking patents in each category.

We are affiliated with world renowned scientists and engineers in each of the areas in which we operate, including relationships with consultants, academia, and large and small companies. While we currently employ only twelve direct employees, our extended enterprise includes nearly fifty professionals with expertise in all of the critical areas needed to provide a turnkey solution to a customer to deploy in their product lines. Our development partners include universities, small and large companies, and others. We are developing our biothermal power system with the NASA Ames Center for Nanotechnology. We have a joint development agreement with Boston Scientific for making devices MRI Safe and Image Compatible which has led to a license agreement and investment described further on in this report.

The following are the vertical market sectors we have, or are developing enhancing technology for:

         Pacemakers, implantable cardio-defibrillators
         Neurostimulators
         Stents
         Vena Cava Filters
         Guidewires and catheters
         Drug pumps
         Drug delivery systems
         Power systems (batteries)
         Others

Our capabilities include making these devices safe for use with MRI (many medical devices are contraindicated for use with MRI), image compatible with MRI (many devices have imaging problems with MRI). We are also developing improved contrast agents for use with MRI, and methods for improving the imaging of vulnerable plaque under MRI. We also offer an MRI safe and image compatible motor for drug pumps and robotic applications. For devices that rely on battery power, we are developing longer lasting power systems powered by body heat versus chemicals.

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

Our multiple solutions for stent imaging and for pacemaker safety are examples of this approach. These solutions allow us to offer large manufacturers an opportunity for a sustainable competitive product advantage, making it much more attractive for the manufacturer to make the necessary investments in product development, regulatory approvals, and marketing; as well as pay appropriate compensation to the Company for access to the technology.

This approach has resulted in the development of a range of core technologies within the Company, and our presence in a number of different, but closely related, segments of the medical device market. We are aggressive in our development and defense of our intellectual property assets and have an intellectual property portfolio several times the size of many comparable sized companies.

Over the past quarterly period, we have been acquiring and developing:

      o Technology to improve vascular stents so they can be imaged with MRI to detect the presence of restenosis (blockage) after implantation;

      o Technology to enable an MRI visible vena cava, which allows MR imaging of blood clots that may be present and therefore pose a risk to removal of the device;

      o Technology to enhance the MRI safety and MRI image compatibility of pacemakers, cardio-defibrillators, neurostimulators, pain control devices, pumps, and virtually any implanted or interventional device which has elongated metal leads or metal components;

      o     Technologies to improve MRI contrast agents;

      o Market opportunities for our MRI safe and image compatible ceramic motor, the Squiggle(TM) motor;

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

Currently, marketed stents cannot be effectively imaged non-invasively using MRI due to a blockage of signals caused by the Faraday Cage effect, in which the stent blocks transmission of radio frequency (RF) fields necessary for imaging with MRI. Biophan has developed a series of solutions to this problem by modifying the stent structure, by adding a secondary structure or by applying a coating to the stent. In either case, the modification should not affect the physical performance of the stent but will permit imaging of the stent interior.

Biophan has, through both internal development and acquisition, acquired a broad range of issued and pending patents protecting these technologies, including thin film and thick film coatings that generate a resonant circuit to overcome the Faraday Cage effect. We have recently acquired the exclusive license for patents covering the use of resonant circuits to image medical devices and another which covers resonant circuits used on products that are "collapsible", such as stents. These technology solutions are also applicable to other medical devices, including vena cava filters, heart valves and many other types of implantable devices.

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

                           Drug Delivery Technologies

As part of our research into nanomagnetic thin film particle coatings for medical devices, we have initiated a parallel program to develop methods of "tuning" the particles and coatings for specific responses to externally applied magnetic fields. Working with Nanoset, we are developing the capability of reloading the drug within a coated device such as a stent by attaching nanomagnetic particles to a drug molecule to guide it to a device such as a stent and to cause the drug to enter the coating for future drug release. By attaching the nanomagnetic particle to a drug molecule, the drug can be made non-active, in that it will not bind to tissue until the nanomagnetic particle is activated by a resonant frequency field and forced to vibrate and lose its attachment to the drug molecule. This innovation has broad applications in drug delivery and drug coatings. During 2004, Nanoset and Biophan filed an extensive patent application on methods of "active" drug elution and improvements on drug targeting and drug delivery. John Lanzafame was recruited by Biophan and nowheads up Nanolution, our drug delivery division, where he is developing this technology into solutions which can be licensed to customers.

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

We anticipate that we will license our technology to one or more development partners who would be responsible for developing commercial products, obtaining necessary approvals, manufacturing, marketing and distributing the products. Our research for development partners is global; however, we can not presently identify or predict the precise target markets, distribution methods or other marketing efforts of our potential development partners.

The potential market for additional technologies which we have under development is even larger. The total estimated market for drug delivery technologies is estimated to be U.S.$40 billion and the market for MRI contrast agents currently stands at several hundred million dollars. The market for implantable batteries is $500 million.

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

Boston Scientific License

On June 30, 2005, we entered into a licensing agreement with the Scimed Division of Boston Scientific. The agreement provides Boston Scientific with the right to use Biophan's MRI safety and image compatibility technology and other technologies in a broad range of exclusive and non-exclusive product areas at royalty rates of 3% to 5%. The exclusive product area includes vascular implants and the non-exclusive product area covers a broad array of medical devices. Boston Scientific has the right to sub-license the exclusive product areas to third parties, with Biophan and Boston Scientific to share all proceeds from these parties. The agreement also provides for milestone payments to Biophan for specific product areas which may be as high as several million dollars per product. In addition, the agreement requires Boston Scientific to make an initial upfront payment to Biophan of $750,000 (which will not be an offset to future earned royalties); make annual minimum royalty and substantial annual earned royalty payments; and receive a right of first negotiation on new technologies acquired by Biophan in the fields of MRI safety and image compatibility. The agreement further specifies that the initial $750,000 payment must be made not later than August 15, 2005.

In addition to the license agreement, Boston Scientific has entered into an agreement to invest $5 million in Biophan. The investment will be based on a stock price of Biophan, plus a 10% premium, calculated using the average closing price of Biophan shares during the 30-day period prior too the date of funding. Funding will take place once Biophan provides Boston Scientific with documentation confirming Biophan's ownership of certain patent rights resulting from its recent German acquisitions. This funding must also take place no later than August 15, 2005.

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

The transaction with Boston Scientific has provided a validation point for our technology that has resulted in increased interest and activity with other manufacturers. It is our goal to one day see all biomedical devices be MRI safe and image compatible, and we feel that the Boston Scientific agreement facilitates this goal.

Biophan previously declined two offers from a major pacemaker manufacturer for an exclusive license to one of its patents, which management and our board of directors felt was not equitable. The Boston Scientific Agreement contains the types of provisions that management and the board feel are equitable and desirable for our shareholders.

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

The acquisition provides Biophan with innovative products, technologies, and scientific expertise that extend Biophan's intellectual property portfolio of medical solutions in the fast-growing marketplace of products and procedures that are compatible with Magnetic Resonance Imaging (MRI).

Following the acquisition, Michael Friebe, Ph.D., was elected to our Board of Directors and serves as Chief Executive Officer of Biophan Europe. Andreas Melzer, M.D. joined our Scientific Advisory Board and serves as Biophan Europe's Research Physician and Chief Research Officer leading many of our medical device developments.

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

Acquisition of Intellectual Assets

We currently have an overall estate of 142 U.S. patents, inclusive of those assigned and licensed, and including filed applications and allowed and issued patents. This represents a 2-1/2 fold over the number at this time last year. Additionally, we have 46 international patents or applications in process.

The technologies allowing visualization of implants have been developed at Biophan, and with technology partners under exclusive license, including aMRIs Patents GmbH in Germany (via an exclusive license); Aachen Resonance in Germany (via an exclusive license); and Nanoset, LLC in the U.S. (via an exclusive license). The patents include those licensed from Nanoset, LLC. Nanoset's technology can be used to reduce image artifacts on implantable and interventional medical devices and for a new class of applications to enhance the uptake, release and monitoring of drugs in medical device coatings.

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

On an ongoing basis, we are aggressively pursuing internal research and development projects, as well as sourcing leading-edge providers of related technologies. We are currently reviewing several cardiovascular technologies which we feel have potential for exclusive licensing in, and subsequent product development and licensing out. Intellectual property, such as technology solutions and patents, may be developed internally, through joint ventures, licensed in, or purchased. To ensure the continuing value of our intellectual assets, we intend to aggressively defend our patents and licensed technology, both domestically and abroad.

Research and Development

Over the past year we have been developing:

      o A series of implantable devices including an MRI visible vena cava filter and MRI visible stents;

      o Market opportunities for an MRI safe and image compatible ceramic motor;

      o     Additional technologies for improving MRI contrast agents;

      o     Technology to improve drug elution and drug delivery systems; and

      o A system for generating power for implantable devices from body heat.

We have successfully demonstrated effective solutions for making devices which use long metal wire leads, such as pacemakers, defibrillators, neurostimulators, et al, safe for use with MRI and that these solutions provide a meaningful margin of safety. Our solutions address both the problems of device heating and induced voltages in pacemakers, defibrillators, and neurostimulators, which are the two primary problems associated with the use of MRI for patients with these devices. Today, approximately 3 million people have devices that cause them to be denied access to MRI when needed, due to safety concerns and regulatory (FDA and other) contraindications. We believe that if manufacturers of these devices incorporate our solutions into their products, they can be made safe for use with MRI.

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

Biophan has two solutions for resolving the heating of wire leads, such as pacemaker leads (in which we include pacemaker and defibrillator leads) and neurostimulator leads (including deep brain stimulation, or DBS, systems for Parkinson's and epilepsy; systems for pain control, etc.). One solution is an RF filter, licensed from Johns Hopkins exclusively for implantable devices, and co-exclusively for non-implantable catheters) which can resolve lead heating (it is the metal wire lead connecting a device to the body that is the cause of most of the MRI safety problems). Additionally, to resolve the problems associated with very long metal wires such as surgical guidewires and catheters, we have been developing "anti-antenna geometries" in these leads. By slightly altering the way the leads are made, we can create self-canceling attributes that resolve the radio frequency related problems that cause heating and induced voltages in the lead. Together, these solutions allow making an MRI-safe lead and device. Several broad patents for this innovation were filed several years ago, and one recently issued. As a result, we have now publicly disclosed our solutions, and we have demonstrated the success of our approach to prospective customers and industry experts. We have begun manufacturing samples of devices modified with our solution, which is extremely cost effective. We have modified a pacemaker lead for a pacemaker company concerned with pacemaker safety, which is currently being evaluated by that company. Recent publications by scientists and by personnel working for the U.S. Food and Drug Administration (FDA) have increased both the concern, and the interest in solutions that can resolve the safety problems that restrict the ability of virtually all recipients of pacemakers, cario-defibrillators, neurostimulators, and pain devices, to be diagnosed using MRI. The FDA recently issued an advisory alert regarding neurostimulators, citing both injuries and deaths associated with MRI. This report is posted on our website and can be found at http://www.fda.gov/cdrh/safety/neurostim.html.

The April 2005 issue of PACE (Pacing and Clinical Electrophysiology) was devoted to the issues of MRI safety, and included editorial comments by Medtronic, Guidant, St. Jude, and the FDA, about patient safety. This increasing awareness and concern has caused renewed interest in Biophan's solutions, and greater appreciation for our grasp of the issues as well as our comprehensive solutions. We are currently engaged in discussions with several pacemaker manufacturers which may lead to licensing our technologies for the pacemaker, cardio-defibrillator, and neurostimulator markets.

During the past year, we received an issued patent, U.S. 6,829,509 for anti-antenna geometries, which we believe, along with Johns Hopkins patent U.S. 5,217,010, for which we hold an exclusive license for implanted medical devices, gives us a dominant position in the emergence of MRI safe devices using long wire leads, such as pacemakers, defibrillators, deep brain stimulators, pain devices, and many others. This modification of a metal device has broad application. It can also address a significant limitation associated with virtually all stents, medical devices used to keep vessels open. It is very difficult to image inside the stent to determine if blockage is occurring, once the stent is installed in the body. Currently, no diagnostic systems such as X-ray or fluoroscopy are effectively able to image inside of a stent.

We have demonstrated effective MRI imaging of the interior of stents. Researchers in Europe have also demonstrated at conferences that this approach works, and there are some stents shipping in Europe using this approach. The solution requires a change in the way most stents are made. We recently filed nine continuations of our original patent application, applying this innovation to other devices, such as stents, guidewires and catheters. The stent, guidewire and catheter businesses are very large and have many players who compete with one another for competitive advantage. This solution to both heating and stent imaging has broad implications

We are also working on coatings that can improve MRI imaging of devices such as guidewires and catheters that would otherwise be invisible under MRI, using thin film coatings described above. The advantage of a coating solution is that a manufacturer with a product in the market or in development does not have to radically change the physical design manufacturing process. Thus, the coating solution, which we are pursuing, has broad applications for the rapidly growing stent market.

There is increasing industry interest in these approaches to making devices imageable under MRI. The solution must be applied to the device itself, and is not something that can be incorporated in the MRI machine or its software. However, the solution is of interest to MRI manufacturers we have met with, all of whom benefit from seeing the aforementioned expansion in the use of MRI for interventional medicine and expanded diagnostics (as with stents, and other applications). MRI is also used extensively in oncology, due to its ability to discriminate tissue types.

Image compatibility also has benefits for a pacemaker device manufacturers. The goal of making pacemakers safe for MRI is to allow a pacemaker patient to receive an MRI scan for staging a cancer operation, and subsequent follow-up, or to diagnose a brain tumor, or back or knee problem, etc. However, a device made safe may still cause a significant image artifact. By adding "image compatibility" to a pacemaker made safe, it may be possible to enable a pacemaker patient to one day have an MRI angiogram, and avoid having an invasive procedure. Similarly, a patient with a Deep Brain Stimulator (DBS) device can undergo a full power MRI of the brain if their lead is not only safe, but also image compatible.

To manage the growing R&D and customer interactions in the MRI technology business and the biothermal business, we have expanded our staff to support these projects. John Lanzafame, an experienced medical device executive, joined Biophan in September 2004 as President of Biophan's Nanolution subsidiary and as Vice President of Business Development. He has focused on leveraging recent discoveries in nanotechnology such as Biophan's use of nanomagnetic particles for the purposes of drug delivery and drug elution from devices. Mr. Lanzafame has 15 years experience in the medical device industry, most recently as President of STS Biopolymers, a company specializing in customized surfaces, including drug eluting coatings for stents and indwelling catheters. STS Biopolymers was acquired in late 2003 by Angiotech Pharmaceuticals, which licensed the use of paclitaxel on stents to Boston Scientific. Mr. Lanzafame has experience in drug delivery, product development and sales and marketing, and has brought this breadth of experience both to our Nanolution drug delivery division, as well as to expand sales and marketing of our other Biophan technologies.

We have retained additional technical consultants to augment our staff's research and development efforts on the MRI safety and compatibility project and the biothermal battery project. Over thirty professionals, both full time and part time, now constitute the Biophan scientific and engineering organization.

We conduct our thin film coating research and development at Alfred University, in coordination with Nanoset, LLC. To facilitate this, we have helped Alfred construct a clean room facility to be used for our coating experiments and sample preparation. We have also entered into a consulting agreement with Isoflux in Rochester, New York, a leading developer of plasma coating equipment, such as that used to coat stents and long metal wires. Isoflux is headed by Dr. David Glocker, formerly head of the thin film R&D Group at Eastman Kokak Company, to assist in our device coatings experiments, testing, and design. Dr. Glocker is also a member of the Biophan Scientific Advisory Board.

Dr. Frank Shellock, a recognized leader in MRI safety testing, joined the Biophan Scientific Advisory Board, has conducted testing and research with Biophan' scientists and has co-authored a paper on MRI lead heating of pacing leads with Robert Gray of Biophan. The paper was accepted and presented at the Radiological Society of North America (RSNA) Conference Proceedings in Chicago in November, 2004.

As a result of the growing awareness of the problems outlined here and our broad patent portfolio, we are seeing an increased interest from the medical device industry in our solutions. We are in various stages of discussions and negotiations with an expanded group of companies, both in the United States and abroad, regarding the utilization of our technology. The value to our prospective customers is competitive advantage with the potential to gain increased market share.

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

Additionally, because we provide technical solutions to several complex limitations of medical devices, we find that attending conferences and issuing press releases produces over time a wealth of information that we can then point to, when a shareholder has a question, and stay in full compliance with the full disclosure requirements of the SEC's regulations. Our high visibility and healthy trading volume have brought several institutional investors into the Company, a trend we expect to continue as we move forward with our plans to list on a major U.S. stock exchange. We intend to file our application with the exchange shortly after the receipt of funds from Boston Scientific.

Financing Activities

On June 30, 2005, we executed a definitive equity investment agreement and a technology license with Boston Scientific. The equity transaction consists of the purchase of Biophan common stock totaling $5 million, priced at a 10% premium over the average of the closing price for the 30 calendar-day period prior to the closing. The technology license includes an upfront payment of $750,000 and annual maintenance fees, in addition to royalties and milestone payments. At the request of Boston Scientific, the balance of the details are being kept confidential. Funding under both agreements is to occur by August 15, 2005. The combined cash from this transaction is anticipated to be more than adequate to enable us to list on a major stock exchange within the current fiscal year.

To ensure that the Company has adequate cash on hand for operations, Biomed Solutions LLC, an affiliate of Biophan managed by Biophan CEO Michael Weiner, agreed to provide Biophan with a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum and are convertible at 90% of the average closing price for the 20 trading days preceding the date of the borrowing. Currently the full $2 million has been provided and Biomed received warrant coverage of 500,000 shares priced at 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. Ross Kenzie, a director of Biophan, is also a director of Biomed Solutions, LLC. The independent board of Biophan negotiated and approved this credit facility. The terms of this credit facility are considered to be better than are available from commercial lending sources.

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

On May 27, 2005, we cancelled a previous financing agreement and entered into a new agreement executed with SBI Brightline XI, LLC providing a $30 million fixed price financing for 10,000,000 shares at an average price of $3 per share, if we take the full facility, and with a range from $2 a share to $4 a share, which must be taken in sequential tranches of 1 million shares each. There are no warrants or fees associated with this agreement. The financing requires the shares to be registered for sale. We believe that this credit facility, the revised SBI stock purchase agreement, and the pending transaction with Boston Scientific, provide the Company with more than adequate capital resources for the upcoming 12 month timeframe; including the ability to fund, as needed, potential additional acquisition and expansion of operations.

Our estimate of our cash requirements for the next twelve months is as follows:

   Research and product development expenses,
   including $500,000 to fund
   Biophan Europe research and development                            $3,327,000

   General and administrative expenses,
   including administrative salaries
   and benefits, office expenses,
   rent expense, legal and accounting,
   publicity, and investor relations                                   3,463,000
                                                                      ----------

         Total estimated cash requirements for next twelve months     $6,790,000
                                                                      ==========

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities, nor does the plan contemplate any significant change in the number of employees. We currently employ twelve full-time individuals.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a) Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of May 31, 2005, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(b) Primary Market Risk Exposures

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the three months ended May 31, 2005, foreign currency translation gains were approximately $7,000 as a result of consolidating the Company's foreign subsidiaries. During the period, the Company did not engage in any foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 27, 2005, we entered into a line of credit agreement with Biomed Solutions, LLC, an affiliated company for borrowings of up to $2 million with interest at 8% per annum. The agreement provides for the issuance of up to 500,000 warrants based on actual borrowings and convertibility at the lender's election into shares of our common stock. The warrants and any shares issued upon exercise of warrants or any election to convert outstanding debt will be exempt from registration pursuant to Sections 3(a) 9 and 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

     Exhibit No.                        Exhibit Description                                  Location
     -----------                        -------------------                                  --------
         4.1            Termination of  Stock Purchase Agreement between     Incorporated by reference to Exhibit
                        Biophan and SBI Brightline Consulting, LLC           4.20 to our Annual report on Form
                                                                             10-KSB for the year ended February 28,
                                                                             2005
         4.2            Stock Purchase Agreement dated May 27, 2005          Incorporated by reference to Exhibit
                        between Biophan and SBI Brightline XI, LLC           4.21 to our Annual report on Form
                                                                             10-KSB for the year ended February 28,
                                                                             2005
         4.3            Convertible Promissory Note of Biophan payable to    Incorporated by reference to Exhibit
                        the order of Biomed Solutions, LLC dated May 27,     4.22 to our Annual report on Form
                        2005                                                 10-KSB for the year ended February 28,
                                                                             2005
         4.4            Stock Purchase Warrant issued to Biomed Solutions,   Incorporated by reference to Exhibit
                        LLC dated May 27, 2005                               4.23 to our Annual report on Form
                                                                             10-KSB for the year ended February 28,
                                                                             2005
         10.1           Line of Credit Agreement dated May 27, 2005          Incorporated by reference to Exhibit
                        between Biophan and  Biomed Solutions, LLC           10.50 to our Annual report on Form
                                                                             10-KSB for the year ended February 28,
                                                                             2005
         31.1           Certification of C.E.O. pursuant  to Rule 13a-14(a)  Filed herewith
         31.2           Certification of C.F.O. pursuant to Rule 13a-14(a)   Filed herewith
         32.1           Certification of C.E.O. pursuant  to Rule            Filed herewith
                        13a-14(b) and 18 U.S.C. Section 1350
         32.2           Certification of C.F.O. pursuant to Rule 13a-14(b)   Filed herewith
                        and 18 U.S.C. Section 1350

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


BIOPHAN TECHNOLOGIES, INC.


(Registrant)

By: /s/ Michael L. Weiner
----------------------------------------
Name:   Michael L. Weiner,
Title:  Chief Executive Officer


By: /s/ Robert J. Wood
----------------------------------------
Name:   Robert J. Wood
Title:  Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)


Date: July 15, 2005