Form 10-Q/A
period 2005-05-31
BIOPHAN TECHNOLOGIES INC
filed 2005-07-27
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2005 is to correct and clarify certain statements made in Item 2. Plan of Operation under the heading "Products and Technologies" under the subheading "Pacemakers, Defibrillators and Neurostimulators"; under the heading "Sales and Marketing" under the subheading "Licensing and Joint Venture Strategy; and under the heading "Boston Scientific License".

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

We recently received an issued U.S. patent, 6,829,509, for anti-antenna geometries. We believe that this patent, combined with Johns Hopkins' U.S. patent 5,217,010, for which we hold an exclusive license, gives us a very strong position in the emergence of MRI safe devices incorporating long wire leads, such as pacemakers, defibrillators, deep brain stimulators, pain management devices, and many others. We recently filed nine continuations to our U.S. patent 6,829,509, applying this innovation to other devices, such as stents, guidewires and catheters. These technologies address a large segment of the medical device market worldwide. To the best of our knowledge, no other issued U.S. patents exist for pacemaker safety. We have in the past declined several offers for licenses for pacemaker safety which did not meet our minimum royalty requirements. If an MRI safe pacemaker ships from a manufacturer who is not a licensee, we will acquire the device and conduct an infringement analysis. In the event infringement is found we intend to vigorously enforce our patents rights. We are in discussions with another pacemaker manufacturer regarding a license.

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

Boston Scientific License

On June 30, 2005, we entered into a licensing agreement with the Scimed Division of Boston Scientific. The agreement provides Boston Scientific with the right to use Biophan's MRI safety and image compatibility technology and other technologies in a broad range of exclusive and non-exclusive product areas at royalty rates of 3% to 5%. The exclusive product area includes vascular implants and the non-exclusive product area covers a broad array of products including guidewires, catheters, pacemakers, defibrillators, neurostimulators and others. Boston Scientific has the right to sub-license the exclusive product areas to third parties, with Biophan and Boston Scientific to share all proceeds from these parties. The agreement also provides for milestone payments to Biophan for specific product areas which may be as high as several million dollars per product. In addition, the agreement requires Boston Scientific to make an initial upfront payment to Biophan of $750,000 (which will not be an offset to future earned royalties); make annual minimum royalty and substantial annual earned royalty payments; and receive a right of first negotiation on new technologies acquired by Biophan in the fields of MRI safety and image compatibility. The agreement further specifies that the initial $750,000 payment must be made not later than August 15, 2005.

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


Date: July 19, 2005