Form 10-Q
period 2005-08-31
BIOPHAN TECHNOLOGIES INC
filed 2005-10-17
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2005

      OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________

                           Commission File No. 0-26057

                           BIOPHAN TECHNOLOGIES, INC.
                           --------------------------

             (Exact name of registrant as specified in its charter)

            Nevada                                       82-0507874
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                       150 Lucius Gordon Drive, Suite 215
                            West Henrietta, New York
                                      14586
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (585) 214-2441
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Class outstanding as of October 14, 2005 - Common Stock, $.005 par value - 76,760,163 shares

                                      INDEX

                                                                                            Page
                                                                                           Number
PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

           Report of Independent Registered Public Accounting Firm                             1

           Condensed Consolidated Balance Sheets, August  31, 2005 (Unaudited)
              and February 28, 2005                                                            2

           Condensed Consolidated Statements of Operations, Three Months and Six Months
            Ended August  31, 2005 and 2004 (Unaudited), and from August 1,
              1968 (Date of Inception) through August 31, 2005 (Unaudited)                     3

           Condensed Consolidated Statements of Cash Flows, Six Months Ended
              August 31, 2005 and 2004 (Unaudited) and from August 1, 1968
              (Date of Inception) through May 31, 2005 (Unaudited)                             4

           Notes to Condensed Consolidated Financial Statements                                6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                   9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                           19

ITEM 4.  Controls and Procedures                                                              19

PART II. OTHER INFORMATION                                                                    19

ITEM 1.  Legal Proceedings                                                                    19

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                          19

ITEM 3.  Defaults Upon Senior Securities                                                      19

ITEM 4.  Submission of Matters to a Vote of Security Holders                                  19

ITEM 5.  Other Information                                                                    20

ITEM 6.  Exhibits                                                                             20

                SIGNATURES                                                                    21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (the "Company") as of August 31, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended August 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the six month periods ended August 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2005 (not presented herein). In our report dated April 6, 2005, except for Note 13 to the financial statements as to which the date was May 27, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 27, 2005

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  August 31, 2005  February 28, 2005
                                                                  ---------------  -----------------
                                     ASSETS                         (Unaudited)
                                                                    -----------
Current assets:

     Cash and cash equivalents                                     $  5,639,264    $    753,288
     Stock subscription receivable                                           --         900,000
     Due from related parties                                            98,952         220,959
     Prepaid expenses                                                   272,123          91,596
     Other current assets                                                61,148          41,338
                                                                   ------------    ------------
         Total current assets                                         6,071,487       2,007,181
Property and equipment, net                                              86,333          73,518
Other assets:
     Intellectual property rights, net of amortization                  970,452         997,738
     Investment                                                         100,000         100,000
     Security deposit                                                     3,800           2,933
     Deferred tax asset, net of valuation allowance of
        $6,192,000 and $4,787,000, respectively                              --              --
                                                                   ------------    ------------
                                                                      1,074,252       1,100,671
                                                                   ------------    ------------
                                                                   $  7,232,072    $  3,181,370
                                                                   ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and  accrued expenses                        $  1,020,882    $  1,037,103
     Note payable                                                            --         200,000
     Line of credit - related party, net of discount of $229,137        770,863              --
     Deferred revenues                                                  912,500         225,000
                                                                   ------------    ------------
         Total current liabilities                                    2,704,245       1,462,103
Minority interest                                                        43,443              --
Stockholders' equity:
     Common stock $.005 par value
        Authorized  125,000,000 shares
        Issued and outstanding  76,760,163 and
           74,317,832 shares, respectively                              383,801         371,589
     Stock subscription receivable                                           --        (150,000)
     Additional paid-in capital                                      31,019,174      18,982,952
     Deficit accumulated during the
        development stage                                           (26,918,591)    (17,485,274)
                                                                   ------------    ------------
                                                                      4,484,384       1,719,267
                                                                   ------------    ------------
                                                                   $  7,232,072    $  3,181,370
                                                                   ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           Period from
                                                                                                             August 1,
                                                                                                              1968
                                                 Three Months Ended                Six Months Ended          (date of
                                                     August 31,                       August 31,            inception) to
                                                     ----------                       ----------             August 31,
                                               2005             2004             2005            2004           2005
                                            ------------    ------------    ------------    ------------    ------------
Revenues:
      Development payments                  $         --    $         --    $         --    $         --    $     75,000
      License fees                                62,500              --          62,500              --          62,500
                                            ------------    ------------    ------------    ------------    ------------
                                                  62,500              --          62,500              --         137,500

Operating expenses:

     Research and development                  2,238,002         573,846       3,775,970       1,000,061      10,081,781
     General and administrative                3,177,401         776,804       5,135,159       1,345,275      14,509,111
     Write-down of intellectual
        property rights                               --              --              --              --         530,000
                                            ------------    ------------    ------------    ------------    ------------
                                               5,415,403       1,350,650       8,911,129       2,345,336      25,120,892
                                            ------------    ------------    ------------    ------------    ------------

Operating loss                                (5,352,903)     (1,350,650)     (8,848,629)     (2,345,336)    (24,983,392)
Other income(expense):
     Interest expense                           (767,316)             --        (767,316)             --      (2,498,239)
     Interest income                               8,966           5,126          11,716           5,984          70,162
     Other income                                 87,775          43,319         170,913          85,122         647,321
     Other expense                                    --              --              --              --         (65,086)
                                            ------------    ------------    ------------    ------------    ------------
                                                (670,575)         48,445        (584,687)         91,106      (1,845,842)
                                            ------------    ------------    ------------    ------------    ------------

Loss from continuing operations               (6,023,478)     (1,302,205)     (9,443,316)     (2,254,230)    (26,829,234)

Loss from discontinued operations                     --              --              --              --         (89,357)
                                            ------------    ------------    ------------    ------------    ------------
Net loss                                    $ (6,023,478)   $ (1,302,205)   $ (9,433,316)   $ (2,254,230)   $(26,918,591)
                                            ============    ============    ============    ============    ============


Loss per common share - basic and diluted   $      (0.08)   $      (0.02)   $      (0.13)   $      (0.03)
                                            ============    ============    ============    ============
Weighted average shares outstanding           75,129,518      67,665,026      74,773,448      67,042,379
                                            ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Period from
                                                                              Six Months Ended        August 1, 1968
                                                                                 August 31,              (date of
                                                                                ----------             inception) to
                                                                            2005             2004      August 31, 2005
                                                                        ------------    ------------    ------------
Cash flows used for operating activities:
     Net loss                                                           $ (9,433,316)   $ (2,254,230)   $(26,918,591)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Amortization of intellectual property rights                        27,286              --          27,286
          Depreciation                                                        19,477          11,993         111,670
          Loss on disposal of equipment                                        1,505              --           1,505
          Realized and unrealized losses on marketable securities                 --              --          66,948
          Accrued interest on note converted to common stock                  19,506              --          31,504
          Amortization of interest on convertible notes payable                   --              --       1,050,950
          Write-down of intellectual property rights                              --              --         530,000
          Amortization of discount on payable to related party               729,023              --         804,023
          Issuance of common stock for services                                   --              --         369,108
          Issuance of common stock for interest                                   --              --         468,823
          Grant of stock options for services                              4,572,157          70,000       6,525,957
          Expenses paid by stockholder                                            --              --           2,640
          Minority interest                                                   43,443              --          43,443
     Changes in operating assets and liabilities:
        (Increase) decrease in due from related parties                      122,007        (169,361)        (98,952)
        (Increase) decrease in prepaid expenses                             (180,527)        (48,887)       (272,123)
        (Increase) decrease in other assets                                  (19,810)             --         (19,810)
        (Increase) decrease in security deposits                                (867)             --          (3,800)
        Increase (decrease) in accounts payable and
           accrued expenses                                                  (16,221)         16,709         630,328
        Increase (decrease) in due to related parties                             --              --         (43,496)
        Increase (decrease) in deferred revenues                             687,500         225,000         912,500
                                                                        ------------    ------------    ------------
                  Net cash used in operating activities                   (3,428,837)     (2,148,776)    (15,780,087)
                                                                        ------------    ------------    ------------
Cash flows used for investing activities:
     Purchases of property and equipment                                     (33,797)        (28,539)       (198,486)
     Sales of marketable securities                                               --         720,000       2,369,270
     Purchase of investment                                                       --        (100,000)       (100,000)
     Cash paid for acquisition of Biophan Europe,
        net of cash received of $107,956                                          --              --        (258,874)
     Purchases of marketable securities                                           --              --      (2,436,218)
                                                                        ------------    ------------    ------------
                  Net cash provided by (used in) investing activities        (33,797)        591,461        (624,308)
                                                                        ------------    ------------    ------------

                                                   (CONTINUED ON FOLLOWING PAGE)

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    August 1, 1968
                                                                           Six Months Ended            (date of
                                                                              August 31,              inception) to
                                                                         2005            2004        August 31, 2005
                                                                      ------------    ------------    ------------
Cash flows provided by financing activities:
           Proceeds of bridge loans                                             --              --         986,500
           Loan from stockholder                                                --              --         143,570
           Proceeds from line of credit borrowing - related party        2,000,000              --       2,550,950
           Line of credit payments                                              --              --         (72,500)
           Repayment of note payable                                      (200,000)             --        (200,000)
           Proceeds from sales of capital stock                          6,050,000         100,000      16,263,849
           Exercise of options                                             182,541              --         645,288
           Exercise of warrants                                             20,707         788,900       1,142,451
           Swing profits                                                   295,362          26,689         696,087
           Deferred equity placement costs                                      --         (22,107)       (112,536)
                                                                      ------------    ------------    ------------
Net cash provided by financing activities                                8,348,610         893,482      22,043,659
                                                                      ------------    ------------    ------------
Net increase (decrease) in cash and equivalents                          4,885,976        (663,833)      5,639,264

Cash and cash equivalents, beginning                                       753,288         823,900              --
                                                                      ------------    ------------    ------------
Cash and cash equivalents, ending                                     $  5,639,264    $    160,067    $  5,639,264
                                                                      ============    ============    ============
Supplemental schedule of non-cash investing and
financing activities:

Allocation of proceeds from line of credit - related party
to beneficial conversion feature and warrants                         $    958,160    $         --    $    958,160
                                                                      ============    ============    ============

Issuance of common stock upon conversion of related party loans       $  1,000,000    $         --    $  1,978,450
                                                                      ============    ============    ============

Liabilities assumed in conjunction with acquisition of a 51%
interest in Biophan Europe and certain intellectual property rights   $         --    $         --    $    178,384
                                                                      ============    ============    ============

Intellectual property acquired through issuance of
capital stock and assumption of related party payable                 $         --    $         --    $    175,000
                                                                      ============    ============    ============

Acquisition of intellectual property                                  $         --    $         --    $    425,000
                                                                      ============    ============    ============

Issuance of common stock upon conversion of bridge loans              $         --    $         --    $  1,142,068
                                                                      ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2005

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of August 31, 2005 and for the three months and six months ended August 31, 2005 and 2004 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005.

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

COMPANY HISTORY:

The Company was incorporated under the laws of the State of Idaho on August 1, 1968 and on January 12, 2000, changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. >From the inception of the current line of business on December 1, 2000, the Company has not generated any material revenues. Therefore, the Company is in the development stage and will remain so until the realization of significant revenues. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

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

                                                    Three Months Ended August 31,    Six Months Ended August 31,
                                                      2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
Net loss - as reported                             $ (6,023,478)   $ (1,302,205)   $ (9,433,316)   $ (2,254,230)

Add: Stock-based employee compensation
expense included in reported net
loss, net of related tax effects                      2,986,530          40,000       4,325,530          70,000

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects               (3,904,417)        (67,000)     (6,059,454)       (129,000)
                                                   ------------    ------------    ------------    ------------
Net loss - pro forma                               $ (6,941,365)   $ (1,329,205)   $(11,167,240)   $ (2,313,230)
                                                   ============    ============    ============    ============
Basic and diluted loss
per share - as reported                            $       (.08)   $       (.02)   $       (.13)   $       (.03)
                                                   ============    ============    ============    ============
Basic and diluted loss
per share - pro forma                              $       (.09)   $       (.02)   $       (.15)   $       (.03)
                                                   ============    ============    ============    ============


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

For the three months ended August 31, 2005, the Company incurred a non-cash charge to earnings of $3,110,075 for the grants of stock options for services and the vesting of contingent options. Of this amount, $2,957,030 is related to options previously granted to executive officers and non-employee directors that vested on a contingent basis upon the achievement of specified performance-based milestones. These particular options, because they are not "fixed and determinable", do not qualify under the accounting rules for "disclosure only" treatment and accordingly, must be expensed for any intrinsic value at the time and to the extent that they vest. The calculated amounts resulted in a non-cash charge in the statement of operations and an offsetting credit to additional paid-in capital.

For the six months ended August 31, 2005, the non-cash charge to earnings for stock options granted was $4,572,157 of which $4,244,280 is related to the vesting of contingent options.

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

The Company recognizes initial license fees over the term of the related agreement. Revenue related to a performance milestone is recognized upon the achievement of the milestone, as defined in the respective agreements.

PREPAID EXPENSES:

Prepaid expenses comprise the following at August 31, 2005:

Prepaid conference fees                                                  $ 65,400
Prepaid insurance                                                          52,798
Prepaid license fees to New Scale Technologies, Inc. - related company     50,000
Prepaid investor relations fees                                            37,500
Prepaid legal fees                                                         30,000
Prepaid supplies                                                           18,125
Prepaid royalties - related company                                        15,000
Prepaid consulting fee                                                      3,300
                                                                         --------
                                                                         $272,123

LINE OF CREDIT AGREEMENT:

On May 27, 2005, the Company entered into an unsecured loan agreement with Biomed Solutions LLC, a related company, whereby Biomed has agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after November 27, 2005 and are convertible into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each and, in accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount is being amortized as additional interest expense over the term of the note. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. Amortization of the discount on the note resulted in a non-cash interest expense of $729,023 during the quarter ended August 31, 2005.

CHANGES IN EQUITY:

During the quarter ended August 31, 2005, a total of 154,074 shares of common stock were issued upon exercise of options and warrants at prices ranging from $.16 to $1.00. Proceeds of $90,707 were received increasing the capital stock account by $770 and additional paid-in capital by $89,937.

Additional paid-in capital was also increased by $3,110,075 of expense related to stock option grants for services and vesting of contingent options. Of this amount, $2,957,030 is related to options previously granted to executive officers and non-employee directors that vested during the period upon the achievement of specified milestones. Additional paid-in capital was increased further by the discount for the beneficial conversion feature of the Line of Credit Agreement with Biomed Solutions, LLC and related warrants granted in the amount of $958,160.

On August 2, 2005, in connection with the Investment Agreement dated June 30, 2005 with Boston Scientific Scimed, Inc., 1,653,193 shares of common stock were issued for cash consideration of $5,000,000, increasing the capital stock account by $8,266 and additional paid-in capital by $4,991,734.

On August 31, 2005, Biomed Solutions, LLC elected to convert $1,000,000 of a $2,000,000 Convertible Note plus accrued interest of $19,506 into 480,899 shares of common stock, increasing the capital stock account by $2,405 and additional paid-in capital by $1,017,101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our primary mission is to develop and commercially exploit technologies for improving the performance, and the corresponding competitiveness, of biomedical devices and pharmaceutical compounds manufactured by third party companies. We do not employ our own manufacturing or distribution channels but rather rely on that of partner companies. We develop technology protected by strong intellectual property targeted at specific markets within the medical technology sector.

Our management team includes former executives from Johnson & Johnson and Angiotech who have been involved in all the aspects of the biomedical device business, including new business development, product engineering, research and product development, project management, regulatory affairs, sales and marketing, and intellectual property development.

We are affiliated with world renowned scientists and engineers, including relationships with consultants, academia, and large and small companies. While we currently employ only sixteen direct employees, our extended enterprise includes approximately fifty professionals with expertise in all of the critical areas needed to provide a turnkey solution to a customer. We are developing our biothermal power system with the NASA Ames Center for Nanotechnology. We have licensed certain of our technology to Boston Scientific Scimed, Inc. and have received a $5 million equity investment from them as well.

We have, or are developing, enhanced technology for the following products / market sectors:

         Pacemakers, implantable cardio-defibrillators
         Neurostimulators
         Stents
         Vena Cava Filters
         Heart Valve
         Cardiovascular Technologies
         Guidewires and catheters
         Drug pumps
         Drug delivery systems
         Power systems (batteries)
         Others

Our capabilities include making these devices both safe for use with MRI (many medical devices are contraindicated for use with MRI) and image compatible with MRI (many devices have imaging problems with MRI). We are also developing improved contrast agents for use with MRI. We also offer an MRI safe and image compatible motor for drug pumps and robotic applications. For implantable devices that rely on battery power, we are developing longer lasting power systems that harness waste body heat instead of relying on chemicals for power generation, as in conventional batteries.

Company Business

We are a technology development company with a strong market focus on solving real-world technical challenges and limitations facing the medical device industry. When selecting a market opportunity to address, we generate a wide range of potential technical solutions. Each of the technical solutions that we pursue is strongly protected by intellectual property to ensure that we have the capability of effectively marketing our technologies. Whenever possible, we attempt to create and patent multiple solutions for any given technology challenge.

Our multiple solutions for stent imaging and for pacemaker safety are examples of this approach. These solutions allow us to offer potential licensees an opportunity for a sustainable competitive product advantage. This makes it much more attractive for the manufacturer to make the necessary investments in product development, regulatory approvals, and marketing, as well as pay appropriate compensation for access to our technology.

This approach has resulted in the development of a range of core technologies, and our presence in a number of different but related segments of the medical device market. We are aggressive in our development and defense of our intellectual property assets and have an intellectual property portfolio several times the size of many comparable sized companies.

Over the past several quarters, we have been acquiring and developing:

      o Technology to improve vascular stents so they can be imaged with MRI to detect the presence of restenosis (blockage) after implantation;

      o Technology to enable an MRI image compatible vena cava, which allows MR imaging of blood clots that may be present and therefore pose a risk to removal of the device;

      o Technology to enhance the MRI safety and MRI image compatibility of pacemakers, cardio-defibrillators, neurostimulators, pain control devices, pumps, and virtually any implanted or interventional device which has elongated metal leads or metal components;

      o     Technologies to enable improved MRI contrast agents;

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

Over $12 billion worth of medical devices ship each year with these technical limitations. We are continually demonstrating these solutions with medical device manufacturers and are at various stages of discussion on the deployment of these solutions into existing and new generations of medical devices.

Products and Technologies

                          Stents and Vena Cava Filters

Stents are one of the fastest growing technologies in the medical device arena. Drug eluting stents have been extremely successful in the market as a result of their ability to reduce restenosis that can occur after a stent is placed. Diagnosing restenosis currently requires an interventional medical procedure, which is usually done under fluoroscopy, combined with the administration of contrast agents, which can result in an allergic reaction. These procedures allow determination of stent blockage, but require an invasive procedure to image within the stent.

Currently marketed stents cannot be effectively imaged non-invasively using MRI due to a blockage of signals caused by the Faraday Cage effect, in which the stent blocks transmission of radio frequency (RF) fields necessary for imaging with MRI. Biophan is working to implement a number of technologies to address this problem by modifying the stent design, by adding a secondary structure or by applying a coating to the stent.

Biophan has, through both internal development and acquisition, acquired a broad range of issued and pending patents protecting these technologies. We have recently acquired the exclusive license for patents covering the use of resonant circuits to image medical devices and another which covers resonant circuits used on products that are "collapsible", such as stents. Other technical solutions include the use of thin film and thick film coatings to overcome the Faraday Cage effect, and material and design constraints to enable the construction of a stent that is transparent to MR imaging.
 These technology solutions are also applicable to other medical devices, including vena cava filters, heart valves and many other types of implantable devices.

                 Pacemakers, Defibrillators and Neurostimulators

We have successfully demonstrated effective solutions for making devices safe for use with MRI, which apply to a number of devices which currently are contraindicated for use with MRI, such as pacemakers, implantable defibrillators and neurostimulators, and some types of guidewires and catheters. Many of these devices can experience unsafe heating in an MRI field, and can experience induced voltages which also present a safety concern. Today, approximately 3 million people have devices that cause them to be denied access to MRI when needed, due to safety concerns and FDA contraindications. Our technologies are designed to enable the manufacture of devices that are safe for use with MRI, in order to eliminate the need to deny future device recipients access to MRI.

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

Biophan has multiple solutions for resolving the heating of devices under MRI, including pacemaker leads, defibrillator leads and neurostimulator leads (such as the deep brain stimulation systems used for the treatment of Parkinson's and epilepsy). These solutions include an RF filter, licensed from Johns Hopkins exclusively for implantable devices, which can reduce or eliminate lead heating. Additionally, we have patented the use of "anti-antenna" geometries which alter the way the devices are made to resolve the MRI safety limitations. Together, these solutions allow the manufacture of an MRI safe lead and device.

Since the issue of some of our patents in this area, we have publicly disclosed our solutions and have demonstrated the success of our approach to prospective customers and industry experts. We have begun manufacturing experimental prototypes of devices modified using our solutions, which we believe will prove to be very cost effective for device manufacturers to implement.

We recently received an issued U.S. patent, 6,829,509, for anti-antenna geometries. We believe that this patent, combined with Johns Hopkins' U.S. patent 5,217,010, for which we hold an exclusive license, provides us a very strong intellectual property position in the emergence of MRI safe devices. These patents apply to many devices which incorporate long wire leads, such as pacemakers, defibrillators, deep brain stimulators, pain management devices, and others.

We recently filed nine continuations to our U.S. patent 6,829,509, applying this innovation to other devices such as stents, guidewires and catheters. These technologies address a large segment of the medical device market worldwide. We have in the past declined offers for licenses for pacemaker safety which did not provide satisfactory financial terms.

                     Interventional Guidewires and Catheters

In addition to improving the safety of devices such as pacemakers and neurostimulators, the large markets for interventional guidewires and catheters are limited by both safety and image compatibility issues with MRI. The MRI safety limitations can be addressed using the same technologies used for pacemakers and neurostimulators, while image compatibility can be addressed by other technologies that we have developed and acquired.

One technology that we employ involves thin film nanomagnetic particle coatings, developed by Nanoset, LLC in collaboration with Biophan. We have produced MRI images showing an aluminum rod, otherwise invisible under MRI, but seen clearly when an appropriate nanomagnetic coating is applied. An alternative approach, using a miniature resonant circuit applied to a catheter, makes it easy to track devices under MRI. These images are available on our website at www.biophan.com. This capability is part of the suite of technologies that can help make MRI a viable solution for interventional diagnostics and surgery. These technologies are covered by both issued and pending patents possessed exclusively by Biophan for the medical device market.

                             Cardiac Assist Devices

We have recently announced the formation of a cardiovascular device division, to support the development of novel devices in this rapidly growing market sector. In addition, we announced a Letter of Intent with MYOTECH, LLC to acquire exclusive sales and distribution rights for MYOTECH's MYO-VAD(TM) technology. This Letter of Intent also provides us the opportunity to acquire a minority equity position in MYOTECH, with the option to acquire a controlling position over time.

The MYO-VAD technology is a novel cardiac assist device that provides full systolic and diastolic support of both the left and right ventricle to enable patients with heart failure to continue with full cardiac output. In addition, the MYO-VAD design is totally non-blood contacting and can be installed in three minutes, both of which provide significant enhancement when compared to existing VAD technology.

                               MRI Contrast Agents

Nanoset, our technology partner, and Biophan are developing a "particle tuning" technology for making a novel MRI contrast agent capable of providing multiple MRI signatures. This novel material could be attached to different recognition molecules, permitting improved specificity and multiple functionality as compared with existing agents. This work is still in the early stages, but the market for MRI contrast agents is currently approaching $1 billion and is expected to grow with the expansion of MRI diagnostics. Our intent is to partner with other companies and to license the technology to a partner or partners with established distribution channels.

                             Biothermal Power Source

We acquired a 51% interest in TE Bio, LLC, a company developing implantable power systems that generate electricity from heat created by the human body, and not by electrochemical means as with traditional batteries. Our feasibility studies and modeling indicate that the amount of energy needed to power devices such as pacemakers can be generated in an appropriate form factor. Further development may yield sufficient power for neurostimulators, small drug pumps and biosensors, or to continuously charge a battery for devices such as implantable defibrillators. We are working with NASA and several companies to develop this technology.

                           Drug Delivery Technologies

As part of our research into nanomagnetic thin film particle coatings for medical devices, we have initiated a parallel program to develop methods of "tuning" the particles and coatings for specific responses to externally applied magnetic fields. Working with Nanoset, we are developing the capability of reloading the drug within a coated device such as a stent by attaching nanomagnetic particles to a drug molecule to guide it to a device such as a stent and to cause the drug to enter the coating for future drug release. By attaching the nanomagnetic particle to a drug molecule, the drug can be made non-active, in that it will not bind to tissue until released from the nanomagnetic particle.

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

Sales and Marketing

The Company's business model consists of developing technologies and licensing these technologies and/or providing critical components to medical device manufacturers. We anticipate that products incorporating our technologies will be developed through collaboration with external companies or partners, and sold through companies with existing distribution channels. Our business plan consists of entering into licensing and R&D agreements with our development/marketing partners, generating revenue through license fees, milestone payments, annual minimum royalty payments and royalties on sales of products as well as, for certain applications, providing critical components.

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

                                     Markets

The global market for medical devices that could benefit from our technology related to operating safely and effectively in an MRI environment was approximately U.S.$5 billion in the year 2002 and is growing annually by 15%. The market for devices that have imaging compatibility problems is in addition to the market opportunity for devices with safety limitations. We estimate the market for devices which have imaging limitations to be an additional U.S.$5 billion or greater. These devices include implantable artificial hips, knees, bones, and other prosthetics, including stents, shunts, screws, wires, and shanks.

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

                      Licensing and Joint Venture Strategy

Our strategy is to license our technologies to companies, segmented by technology and market. In some cases, we may also offer critical components, coating machines, and other capabilities needed to put our innovations into practice. Our licensing strategy is to segment the market as finely as possible to maximize the royalty revenue achievable by our technology. Our upfront negotiations with each customer determine royalty rates for each market segment. Royalty rates are dependent upon the strength of our patent coverage, the strength of the market advantage provided by our technology, the availability of other technology options to solve a particular problem, as well as whether we grant an exclusive or non-exclusive license. We believe it is very important to demonstrate the value that we add to the product, and how that added value will improve our customer's position in the market, to achieve an acceptable royalty rate.

In situations where we possess several solutions to a problem, we expect that the customer will wish to evaluate all of our technology options to determine which is the best solution and whether or not it should license all of our solutions. Those that are not licensed exclusively might be picked up by a competitor, who can then claim a comparable advantage. Broader license grants and stronger intellectual property positions can result in higher royalty rates. To ensure the highest possible royalty rates, resulting in the best long term benefit to our shareholders, we have aggressively patented and acquired technology solutions in the multiple markets in which we are active. For each company with whom we enter into discussions, we identify which market segments they are interested in and which technologies they wish to license.

The degree of exclusivity is also a key parameter in determining achievable license terms; however, the decision to license exclusively or non-exclusively is dependent upon multiple factors. In some markets, such as the pacemaker market, we have elected not to pursue an exclusive license and instead to pursue multiple manufacturers as potential licensees. We believe that all pacemakers should be made to operate safely with MRI equipment, and it is our intent to eventually provide a license to all pacemaker manufacturers. Ultimately, our strategy related to exclusive versus non-exclusive licensing will be determined by market segment, and will be dependent upon market need, market fragmentation, competitive advantage, market position and financial incentives offered by the potential licensees. For example, while giving one company a non-exclusive license, there remains the possibility for a second company to negotiate a "co-exclusive" license.

Boston Scientific License

On June 30, 2005, we entered into a licensing agreement with Boston Scientific Scimed, Inc. The agreement provides Boston Scientific with the right to use Biophan's MRI safety and image compatibility technology and other technologies in a broad range of exclusive and non-exclusive product areas at royalty rates of 3% to 5%. The exclusive product area includes vascular implants and the non-exclusive product area covers a broad array of medical devices. Boston Scientific has the right to sub-license the exclusive product areas to third parties, with Biophan and Boston Scientific to share all proceeds from these parties. The agreement also provides for milestone payments to Biophan for specific product areas which may be as high as several million dollars per product. In addition, the agreement requires Boston Scientific to make an initial upfront payment to Biophan of $750,000 (which will not be an offset to future earned royalties); make annual minimum royalty and substantial annual earned royalty payments; and receive a right of first negotiation on new technologies acquired by Biophan in the fields of MRI safety and image compatibility. The initial $750,000 was made on August 2, 2005 and will be recognized as revenue over the next twelve months. Accordingly, one-twelfth of $750,000, or $62,500 was recorded as revenue in the current quarter ended August 31, 2005.

In addition to the license agreement, Boston Scientific entered into an agreement to invest $5 million in Biophan at a price per share of $3.02. The investment is based on a stock price of Biophan, plus a 10% premium, calculated using the average closing price of Biophan shares during the 30-day period prior to the date of funding. This funding took place on August 2, 2005.

Strategic Relationships

Leveraging strategic relationships is vital to our mission. These relationships help us validate our technology and also develop potential sales channels. We have entered into non-disclosure agreements with a number of major manufacturers of implanted biomedical and related devices. We are discussing with these companies potential strategic relationships that may include joint development projects and licensing agreements.

The transaction with Boston Scientific has provided a validation for our technology that has resulted in increased interest and activity with other manufacturers. It is our goal to one day see all biomedical devices become MRI safe and image compatible, and we feel that the Boston Scientific agreement facilitates this goal.

We previously declined two offers from a major pacemaker manufacturer for an exclusive license to one of its patents, which our management and board of directors felt was not equitable.

In June 2004, we acquired a 51% interest in TE Bio LLC, a company developing an implantable biothermal battery using body heat gradients to power medical devices such as pacemakers, defibrillators, and drug pumps. The biothermal battery technology is based on a patented innovation in the utilization of thermoelectric materials, using nanoscale-based, thin-film materials to convert thermal energy produced naturally by the human body into electrical energy. The resulting power can be used to "trickle charge" batteries for medium-power devices such as defibrillators, or directly power low-energy devices like pacemakers. It is enabled by nanotechnology which provides the ability to put thousands and thousands of small semi-conductor nodes that convert heat to electricity in a space about the size of one or two postage stamps. Biophan is committed to contribute $300,000 annually for a three-year period, and marketing and management support to TE Bio, in exchange for Biophan's 51% interest. TE Bio was founded by Biomed Solutions, LLC, an affiliate and the company from which Biophan spun out in December 2000. The independent board members of Biophan evaluated the technology and authorized the acquisition, after conclusion of a third party feasibility study. NASA is now completing building a special reactor for depositing nanomaterial on a thin-film substrate to test materials being developed for this project.

Also in June 2004, we announced that we had acquired from New Scale Technologies, Inc. the exclusive worldwide distribution rights for the medical market for New Scale's ceramic Squiggle(TM) motor, including the multi-billion dollar drug delivery market. Developed to meet the growing demand for high precision, low cost actuation devices, the motor is currently on the market generating revenues and is available for OEM integration today. The motor uses no metal wire windings (one of the primary causes of image interference under MRI), is capable of both linear and rotational movement, and can move forward and backwards several inches at nanometer increments, thereby providing a controllable drug release environment.

As part of the exclusive distribution agreement, Biophan will provide sales and marketing to the medical device industry on behalf of New Scale and has also made a $100,000 investment in the company for a 10% interest. The motor offers several advantages for driving drug pumps, and other medical applications. Using only four parts (other motors can have as many as 100 parts), it provides a unique combination of high reliability, flexibility, and power consumption advantages. By using ceramic components and no windings, it is very compatible with MRI imaging. The motor also has applications in MRI robotics and cryogenics. The device is being evaluated by several device manufacturers for a variety of MRI-related applications.

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

Discussions with these device manufacturers indicate a need for, and an interest in, solutions to additional problems based on our technology. We previously used both surrogate devices (such as copper rings) and actual manufactured implantable products in a gel phantom to demonstrate our ability to accurately image devices and their interior spaces in a manner that could not be done previously. The Biophan Europe technology builds extensively on our base and provides an additional ten years of expertise.

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

Acquisition of Intellectual Assets

We currently have an overall estate of 156 U.S. patents, inclusive of those assigned and licensed, and including filed applications and allowed and issued patents. Additionally, we have 46 international patents or applications in process.

The technologies allowing visualization of implants have been developed at Biophan, and with technology partners under exclusive license, including aMRIs Patents GmbH in Germany (via an exclusive license); Aachen Resonance in Germany (via an exclusive license); and Nanoset, LLC in the U.S. (via an exclusive license). The patents include those licensed from Nanoset, LLC. Nanoset's technology can be used to reduce image artifacts caused by implantable and interventional medical devices.

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

We have successfully demonstrated effective solutions for making devices which use long metal wire leads, such as pacemakers, defibrillators, neurostimulators, et al, safe for use with MRI. Our solutions address the problems of device heating in pacemakers, defibrillators, and neurostimulators. Today, approximately 3 million people have devices that cause them to be denied access to MRI when needed, due to safety concerns and regulatory (FDA and other) contraindications. We believe that if manufacturers of these devices incorporate our solutions into their products, they can be made safe for use with MRI.

For the past five years, has been actively engaged in solving the complex problems associated with device safety and imaging under MRI. With the advent of our solutions, the industry has the opportunity to develop MRI safe and image compatible devices that can be used with MRI.

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

We have retained additional technical consultants to augment our staff's research and development efforts on the MRI safety and compatibility project and the biothermal battery project. Approximately 50 professionals, both full time and part time, now constitute the Biophan scientific and engineering organization.

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

Investor Relations

We expend a great deal of effort to keep our shareholders informed, and to bring Biophan to the attention of new shareholders, institutional investors, and potential strategic partners. Additionally, our efforts at widespread press exposure have helped elevate the issue of MRI safety to national prominence, and have helped increase the awareness of Biophan as an innovative small public company. The over-the-counter market is generally not supported by the nation's broker-dealer network, and it is essential for us to be visible so that prospective shareholders can hear about us and review our public filings, website, and company investor materials.

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

Liquidity

On June 30, 2005, we executed a definitive equity investment agreement and a technology license with Boston Scientific Scimed. The equity transaction consists of the purchase of Biophan common stock totaling $5 million, priced at a 10% premium over the average of the closing price for the 30 calendar-day period prior to the closing. The technology license includes an upfront payment of $750,000 and annual maintenance fees, in addition to royalties and milestone payments. At the request of Boston Scientific, the balance of the details are being kept confidential. Funding under both agreements occurred on August 2, 2005. The cash proceeds from these transactions combined with other financing will enable us to list on a major stock exchange within the current fiscal year.

To ensure that the Company has adequate cash on hand for operations, Biomed Solutions LLC, an affiliate of Biophan managed by Biophan CEO Michael Weiner, agreed to provide Biophan with a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum and are convertible at 90% of the average closing price for the 20 trading days preceding the date of the borrowing. In June 2005, the full $2 million was loaned and Biomed received warrant coverage of 500,000 shares priced at 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. Ross Kenzie, a director of Biophan, is also a director of Biomed Solutions, LLC. The independent board of Biophan negotiated and approved this credit facility. The terms of this credit facility are considered to be better than are available from commercial lending sources. On August 31, 2005, Biomed elected to convert $1 million of the outstanding loan, plus accrued interest to date, into 480,899 shares of our common stock.

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

On September 13, 2005, we entered into a Letter of Intent with MYOTECH, LLC to acquire a substantial minority interest in MYOTECH with the right to acquire a controlling interest. The acquisition will involve a yet undisclosed combination of stock and cash in exchange for ownership units in MYOTECH. This proposed transaction represents a major step in establishing our new Cardiovascular Division in order to take advantage of the projected high growth in the cardiovascular device market. We intend to direct all future MYOTECH programs for the development, regulatory approval, and marketing of MYOTECH's MYO-VAD(TM) cardiac assist technology. This relationship will enable MYOTECH to accelerate the development of all of its proprietary cardiac assist technologies for introduction into the fast-growing $28 billion worldwide market opportunity for cardiac devices. We will also assist MYOTECH in achieving significant licensing and strategic relationships with leading medical device manufacturers.

We believe that this revised SBI stock purchase agreement, the Biomed line of credit, and the Boston Scientific investment will provide the Company with adequate working capital resources for the upcoming 12 months of operations including the ability to fund, as needed, potential additional acquisitions and expansion of operations.

Our estimate of our cash requirements for the next twelve months is as follows:

Research and product development expenses, including $ 500,000 to fund Biophan
    Europe research and development                                                     $ 3,983,860

General and administrative expenses, including administrative salaries and benefits, sales and marketing, program management,
office expenses, rent expense, legal and accounting,
publicity, and investor relations                                                         4,540,698
                                                                                        -----------

                             Total estimated cash requirements for next twelve months   $ 8,524,558
                                                                                        ===========

Results of Operations

The results of our operations for the three months ended August 31, 2005 reflects a net loss of $6,023,478. This amount includes non-cash charges of $3,110,075 for the grant of stock options for services and for options previously granted to executive officers and non-employee directors that vested on a contingent basis upon the achievement of specified performance-based milestones. These particular options, because they are not "fixed and determinable", do not qualify under the accounting rules for "disclosure only" treatment and accordingly, must be expensed for any intrinsic value at the time and to the extent that they vest. The calculated amounts resulted in a non-cash charge in the statement of operations and an offsetting credit to additional paid-in capital.

For the six months ended August 31, 2005, we incurred a net loss of $9,433,316 which includes non-cash charge to earnings of $4,572,157 for the grants of stock options for services and the vesting of contingent options as explained above. The actual net cash used in operations for the period was $3,428,837 compared with $2,148,776 for the six months ended August 31, 2004.

Capital Resources

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities.

We currently employ sixteen full-time individuals.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a) Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. As of August 31, 2005, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments. (b) Primary Market Risk Exposures The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the three months ended August 31, 2005, foreign currency translation gains were approximately $4,500 as a result of consolidating the Company's foreign subsidiaries. During the period, the Company did not engage in any foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 27, 2005, we entered into a line of credit agreement with Biomed Solutions, LLC, an affiliated company for borrowings of up to $2 million with interest at 8% per annum. The agreement provides for the issuance of up to 500,000 warrants based on actual borrowings and convertibility at the lender's election into shares of our common stock. The warrants and any shares issued upon exercise of warrants or any election to convert outstanding debt is exempt from registration pursuant to Sections 3(a) 9 and 4(2) of the Securities Act. During the quarter ended August 31, 2005, we borrowed $2 million under the agreement and on August 31, 2005, Biomed elected to convert $1 million of the outstanding debt and accrued interest thereon into 480,899 shares of our common stock.

On August 2, 2005, in connection with the Investment Agreement dated June 30, 2005 with Boston Scientific Scimed, Inc., we issued 1,653,193 shares of our common stock to Boston Scientific Scimed for cash consideration of $5,000,000.

The issuances to Biomed and Boston Scientific Scimed were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, inasmuch as neither issuance involved a public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

 On Wednesday, July 27, 2005, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders in Fairport, New York. At the Meeting, the following directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

Nominee                         For                Withhold
------------------------------------------------------------
Michael L. Weiner            55,575,662              344,055
Guenter H. Jaensch           55,767,592              152,125
Steven Katz                  55,493,302              426,415
Ross B. Kenzie               55,744,239              175,478
Robert S. Bramson            55,470,407              449,310
Michael H. Friebe            55,583,262              336,455

A proposal was made to amend and restate the Company's 2001 Stock Option Plan. The proposal carried by a vote of 15,327,830 for, 1,158,103 against and 149,282 abstaining.

A proposal to approve certain stock option grants to non-employee directors under the 2001 Stock Option Plan was approved by a vote of 15,064,471for, 1,284,522 against and 286,222 abstaining.

Lastly, stockholders ratified the appointment of Goldstein Golub Kessler, LLP, as the Company's independent registered public accounting firm for the fiscal year ending February 28, 2006 by a vote of 55,621,201 for, 232,590 against and 65,926 abstaining.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

     Exhibit No.                        Exhibit Description                                  Location
     -----------                        -------------------                                  --------
         4.1            Termination of  Stock Purchase Agreement between     Incorporated by reference to Exhibit
                        Biophan and SBI Brightline Consulting, LLC           4.20 to our Annual report on Form
                                                                             10-KSB for the year ended February 28,
                                                                             2005
         4.2            Stock Purchase Agreement dated May 27, 2005          Incorporated by reference to Exhibit
                        between Biophan and SBI Brightline XI, LLC           4.21 to our Annual report on Form
                                                                             10-KSB for the year ended February 28,
                                                                             2005
         4.3            Convertible Promissory Note of Biophan payable to    Incorporated by reference to Exhibit
                        the order of Biomed Solutions, LLC dated May 27,     4.22 to our Annual report on Form
                        2005                                                 10-KSB for the year ended February 28,
                                                                             2005
         4.4            Stock Purchase Warrant issued to Biomed Solutions,   Incorporated by reference to Exhibit
                        LLC dated May 27, 2005                               4.23 to our Annual report on Form
                                                                             10-KSB for the year ended February 28,
                                                                             2005
         4.5            Investment Agreement dated June 30, 2005 between     Filed herewith
                        Biophan and Boston Scientific Scimed, Inc.
         10.1           Line of Credit Agreement dated May 27, 2005          Incorporated by reference to Exhibit
                        between Biophan and  Biomed Solutions, LLC           10.50 to our Annual report on Form
                                                                             10-KSB for the year ended February 28,
                                                                             2005
         10.2           License Agreement dated June 30, 2005 between        Filed herewith
                        Biophan and Boston Scientific Scimed, Inc. (filed
                        in redacted form pursuant to a request for
                        confidential treatment filed separately with the
                        Securities and Exchange Commission)
         31.1           Certification of C.E.O. pursuant  to Rule 13a-14(a)  Filed herewith
         31.2           Certification of C.F.O. pursuant to Rule 13a-14(a)   Filed herewith
         32.1           Certification of C.E.O. pursuant  to Rule            Filed herewith
                        13a-14(b) and 18 U.S.C. Section 1350
         32.2           Certification of C.F.O. pursuant to Rule 13a-14(b)   Filed herewith
                        and 18 U.S.C. Section 1350

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

Date: October 17, 2005