Form 10-Q/A
period 2005-08-31
BIOPHAN TECHNOLOGIES INC
filed 2006-01-09
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------

                                   FORM 10-Q/A
                      -------------------------------------
                                   (Mark One)

|X| Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended August 31, 2005.

                                       or

|_| Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ________to__________.

                         Commission File Number 0-26057

                           BIOPHAN TECHNOLOGIES, INC.
                 -----------------------------------------------
                         (Name of issuer in its charter)

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

Yes |_| No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

                                Explanatory Note

      The purpose of this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2005 is to file in unredacted form Exhibit 10.2 (our License Agreement, dated June 30, 2005, with Boston Scientific Scimed, Inc.), which was originally filed in redacted form pursuant to a request for confidential treatment. We have withdrawn our request for confidential treatment. The Items of our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2005 which are amended herein are: Item
13. Exhibits and Financial Statement Schedules. Exhibits - Exhibits 10.2, 31.1 and 31.2 are being refiled herewith.

ITEM 13. EXHIBITS

  Exhibit No.         Exhibit Description                           Location

    10.2       License Agreement dated June 30, 2005 between     Filed herewith
               Biophan and Boston Scientific Scimed, Inc.

    31.1       Certification of C.E.O. pursuant to               Filed herewith
               Rule 13a-14(a)

    31.2       Certification of C.F.O. pursuant to               Filed herewith
               Rule 13a-14(a)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIOPHAN TECHNOLOGIES, INC.

                                       By: \s\ Robert J. Wood
                                           -------------------------------------
                                           Name: Robert J. Wood
                                           Title: Vice President, Treasurer
                                                  and CFO

Dated: January 9, 2006

                                  EXHIBIT INDEX

  Exhibit No.         Exhibit Description

    10.2 License Agreement dated June 30, 2005 between Biophan and Boston Scientific Scimed, Inc.

    31.1       Certification of C.E.O. pursuant to Rule 13a-14(a)

    31.2       Certification of C.F.O. pursuant to Rule 13a-14(a)