Form 10-Q
period 2005-11-30
BIOPHAN TECHNOLOGIES INC
filed 2006-01-17
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended: November 30, 2005

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

                       150 Lucius Gordon Drive, Suite 215
                            West Henrietta, New York
                                     14586
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (585) 214-2441
              (Registrant's telephone number, including area code)

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

Class outstanding as of January 12, 2006- Common Stock, $.005 par value - 81,805,243 shares

                                      INDEX

                                                                                            Page
                                                                                           Number
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Report of Independent Registered Public Accounting Firm                               1

         Condensed Consolidated Balance Sheets, November 30, 2005 (Unaudited)
            and February 28, 2005                                                              2

         Condensed Consolidated Statements of Operations, Three Months and Nine Months
          Ended November 30, 2005 and 2004 (Unaudited), and from August 1,
            1968 (Date of Inception) through November 30, 2005 (Unaudited)                     3

         Condensed Consolidated Statements of Cash Flows, Nine Months Ended
            November 30, 2005 and 2004 (Unaudited) and from August 1, 1968
            (Date of Inception) through November 30, 2005 (Unaudited)                          4

         Notes to Condensed Consolidated Financial Statements                                  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                          9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                           13

ITEM 4.  Controls and Procedures                                                              13

PART II. OTHER INFORMATION                                                                    13

ITEM 1.  Legal Proceedings                                                                    13

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                          13

ITEM 3.  Defaults Upon Senior Securities                                                      13

ITEM 4.  Submission of Matters to a Vote of Security Holders                                  13

ITEM 5.  Other Information                                                                    13

ITEM 6.  Exhibits                                                                             14

                SIGNATURES                                                                    15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biophan Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (the "Company") as of November 30, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended November 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine month periods ended November 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

December 28, 2005

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  November 30, 2005  February 28, 2005
                                                                  -----------------  -----------------
                                     ASSETS                         (Unaudited)
                                                                    -----------
Current assets:
     Cash and cash equivalents                                     $  2,587,376    $    753,288
     Stock subscription receivable                                           --         900,000
     Due from related parties                                            86,836         220,959
     Prepaid expenses                                                   175,941          91,596
     Other current assets                                                77,170          41,338
                                                                   ------------    ------------
         Total current assets                                         2,927,323       2,007,181

Property and equipment, net                                              94,381          73,518

Other assets:
     Intellectual property rights, net of amortization                  956,809         997,738
     Investment in and advances to Myotech, LLC                      11,105,053              --
     Investment in New Scale Technologies, Inc.                         100,000         100,000
     Security deposit                                                     3,800           2,933
     Deferred tax asset, net of valuation allowance of
        $6,804,000 and $4,787,000, respectively                              --              --
                                                                   ------------    ------------
                                                                     12,165,662       1,100,671
                                                                   ------------    ------------
                                                                   $ 15,187,366    $  3,181,370
                                                                   ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and  accrued expenses                        $  1,640,646    $  1,037,103
     Note payable                                                            --         200,000
     Line of credit - related party                                     500,000              --
     Deferred revenues                                                  500,000         225,000
                                                                   ------------    ------------
         Total current liabilities                                    2,640,646       1,462,103

Minority interest                                                        26,523              --

Stockholders' equity:
     Common stock $.005 par value
        Authorized  125,000,000 shares
        Issued and outstanding  81,683,243 and
           74,317,832 shares, respectively                              408,416         371,589
     Stock subscription receivable                                           --        (150,000)
     Additional paid-in capital                                      41,405,072      18,982,952
     Deficit accumulated during the
        development stage                                           (29,293,291)    (17,485,274)
                                                                   ------------    ------------
                                                                     12,520,197       1,719,267
                                                                   ------------    ------------
                                                                   $ 15,187,366    $  3,181,370
                                                                   ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            Period from
                                                                                                              August 1,
                                                                                                               1968
                                                 Three Months Ended                Nine Months Ended         (date of
                                                     November 30,                     November 30,          inception) to
                                                     ------------                     ------------           November 30,
                                               2005             2004             2005          2004             2005
                                            ------------    ------------    ------------    ------------    ------------
Revenues:
      Development payments                  $    225,000    $         --    $    225,000    $         --    $    300,000
      License fees                               187,500              --         250,000              --         250,000
      Operating revenue of
         European subsidiary                      54,435              --         113,119              00         113,119
                                            ------------    ------------    ------------    ------------    ------------
                                                 466,935              --         588,119              --         663,119

Operating expenses:
     Research and development                  1,212,239         685,469       5,103,743       1,685,530      11,294,020
     General and administrative                1,548,299       1,055,312       6,567,924       2,400,587      16,057,410
     Write-down of intellectual
        property rights                               --              --              --              --         530,000
                                            ------------    ------------    ------------    ------------    ------------
                                               2,760,538       1,740,781      11,671,667       4,086,117      27,881,430
                                            ------------    ------------    ------------    ------------    ------------

Operating loss                                (2,293,603)     (1,740,781)    (11,083,548)     (4,086,117)    (27,218,311)

Other income(expense):
     Interest expense                           (243,332)             --      (1,010,648)             --      (2,741,571)
     Interest income                              48,922           2,555          60,638           8,539         119,085
     Other income                                113,312          33,534         225,541         118,656         701,949
     Other expense                                    --              --              --              --         (65,086)
                                            ------------    ------------    ------------    ------------    ------------
                                                (81,098)         36,089         (724,469)        127,195      (1,985,623)
                                            ------------    ------------    ------------    ------------    ------------

Loss from continuing operations               (2,374,701)     (1,704,692)    (11,808,017)     (3,958,922)    (29,203,934)

Loss from discontinued operations                     --              --              --              --         (89,357)
                                            ------------    ------------    ------------    ------------    ------------
Net loss                                    $ (2,374,701)   $ (1,704,692)   $(11,808,017)   $ (3,958,922)   $(29,293,291)
                                            ============    ============    ============    ============    ============

Loss per common share - basic and diluted   $      (0.03)   $      (0.02)   $      (0.16)   $      (0.06)
                                            ============    ============    ============    ============
Weighted average shares outstanding           76,814,262      70,029,872      75,448,772      68,030,968
                                            ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Period from
                                                                              Nine Months Ended       August 1, 1968
                                                                                 November 30,            (date of
                                                                                 ------------          inception) to
                                                                            2005             2004       November 30,
                                                                                                            2005
                                                                        ------------    ------------    ------------
Cash flows used for operating activities:
     Net loss                                                           $(11,808,017)   $ (3,958,922)   $(29,293,291)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Amortization of intellectual property rights                        40,929              --          40,929
          Depreciation                                                        30,882          20,825         123,075
          Loss on disposal of equipment                                        1,505              --           1,505
          Realized and unrealized losses on marketable securities                 --              --          66,948
          Accrued interest on note converted to common stock                  19,506              --          31,504
          Amortization of interest on convertible notes payable                   --              --       1,050,950
          Write-down of intellectual property rights                              --              --         530,000
          Amortization of discount on payable to related party               958,160              --       1,033,160
          Issuance of common stock for services                                   --              --         369,108
          Issuance of common stock for interest                                   --              --         468,823
          Grant of stock options for services                              4,644,202         110,000       6,598,002
          Expenses paid by stockholder                                            --              --           2,640
          Minority interest                                                   26,523              --          26,523
     Changes in operating assets and liabilities:
        (Increase) decrease in due from related parties                      134,123        (348,740)        (86,836)
        (Increase) decrease in prepaid expenses                              (84,345)        (36,013)       (175,941)
        (Increase) decrease in other assets                                  (35,832)             --         (35,832)
        (Increase) decrease in security deposits                                (867)             --          (3,800)
        Increase (decrease) in accounts payable and
           accrued expenses                                                  603,544         143,957       1,250,092
        Increase (decrease) in due to related parties                             --              --         (43,496)
        Increase (decrease) in deferred revenues                             275,000         225,000         500,000
                                                                        ------------    ------------    ------------
                  Net cash used in operating activities                   (5,194,687)      (3,843,893)   (17,545,937)
                                                                        ------------    ------------    ------------
Cash flows used for investing activities:
     Purchases of property and equipment                                     (53,250)        (38,036)       (217,939)
     Sales of marketable securities                                               --       1,150,000       2,369,270
     Purchase of investment                                                       --        (100,000)       (100,000)
     Investment in and advances to Myotech, LLC                             (766,585)             --        (766,585)
     Cash paid for acquisition of Biophan Europe,
        net of cash received of $107,956                                          --              --        (258,874)
     Purchases of marketable securities                                           --              --      (2,436,218)
                                                                        ------------    ------------    ------------
                  Net cash provided by (used in) investing activities       (819,835)      1,011,964      (1,410,346)
                                                                        ------------    ------------    ------------

                          (CONTINUED ON FOLLOWING PAGE)

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    August 1, 1968
                                                                           Nine Months Ended            (date of
                                                                              November 30,              inception) to
                                                                         2005            2004        November 30, 2005
                                                                      ------------    ------------   --------------
Cash flows provided by financing activities:
    Proceeds of bridge loans                                                    --              --         986,500
    Loan from stockholder                                                       --              --         143,570
    Proceeds from line of credit borrowing - related party               2,000,000              --       2,550,950
    Line of credit payments - related party                               (500,000)             --        (572,500)
    Repayment of note payable                                             (200,000)             --        (200,000)
    Proceeds from sales of capital stock                                 6,050,000       1,655,000      16,263,849
    Exercise of options                                                    182,541          12,500         645,288
    Exercise of warrants                                                    20,707         811,300       1,142,451
    Swing profits                                                          295,362         306,720         696,087
    Deferred equity placement costs                                             --         (22,107)       (112,536)
                                                                      ------------    ------------    ------------
Net cash provided by financing activities                                7,848,610       2,763,413      21,543,659
                                                                      ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                     1,834,088         (68,516)      2,587,376

Cash and cash equivalents, beginning                                       753,288         823,900              --
                                                                      ------------    ------------    ------------
Cash and cash equivalents, ending                                     $  2,587,376    $    755,384    $  2,587,376
                                                                      ============    ============    ============

Cash paid for interest                                                $     12,603    $         --    $     12,603
                                                                      ============    ============    ============

Supplemental schedule of non-cash investing and financing activities:

Issuance of common stock for the acquisition of
   a 35% interest in Myotech, LLC                                     $ 10,338,468    $         --    $ 10,338,468
                                                                      ============    ============    ============

Allocation of proceeds from line of credit - related party
   to beneficial conversion feature and warrants                      $    958,160    $         --    $    958,160
                                                                      ============    ============    ============

Issuance of common stock upon conversion of related party loans       $  1,000,000    $         --    $  1,978,450
                                                                      ============    ============    ============

Liabilities assumed in conjunction with acquisition of a 51%
   interest in Biophan Europe and certain intellectual property rights$         --    $         --    $    178,384
                                                                      ============    ============    ============

Intellectual property acquired through issuance of
   capital stock and assumption of related party payable              $         --    $         --    $    175,000
                                                                      ============    ============    ============

Acquisition of intellectual property                                  $         --    $         --    $    425,000
                                                                      ============    ============    ============

Issuance of common stock upon conversion of bridge loans              $         --    $         --    $  1,142,068
                                                                      ============    ============    ============

Common stock issued for subscription receivable                       $         --    $    845,000    $  1,895,000
                                                                      ============    ============    ============


            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2005

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of November 30, 2005 and for the three months and nine months ended November 30, 2005 and 2004 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005.

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc.("Antisense") and Nanolution, LLC, formerly MRIC Drug Delivery Systems, LLC, ("Nanolution"), and its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), formerly aMRIs GmbH, and TE Bio LLC ("TE Bio"), collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing technologies for improving MRI contrast agents; for improved drug elution and drug delivery systems, including an MRI safe and image compatible ceramic motor; a system for generating power for implantable devices from body heat, and a series of implantable devices including an MRI-visible vena cava filter.

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

                                                       Three Months Ended November 30,      Nine Months Ended November 30,
                                                           2005            2004                  2005            2004
                                                       -------------   -------------        -------------   -------------
Net loss - as reported                                 $ (2,374,701)   $ (1,704,692)        $(11,808,017)   $ (3,958,922)

Add: Stock-based employee compensation
expense included in reported net
loss, net of related tax effects                             29,500          40,000            4,355,030         110,000

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects                     (220,466)        (74,000)          (6,279,291)       (203,000)
                                                       ------------    ------------         ------------    ------------
Net loss - pro forma                                   $ (2,565,667)   $ (1,738,692)        $(13,732,278)   $ (4,051,922)
                                                       ============    ============         ============    ============
Basic and diluted loss
per share - as reported                                $       (.03)   $       (.02)        $       (.16)   $       (.06)
                                                       ============    ============         ============    ============
Basic and diluted loss
per share - pro forma                                  $       (.03)   $       (.02)        $       (.18)   $       (.06)
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

For the nine months ended November 30, 2005, the non-cash charge to earnings for stock options granted was $4,644,202 of which $4,244,280 is related to the vesting, during the first and second quarters, of contingent options previously granted to executive officers and non-employee directors that vested on a contingent basis upon the achievement of specified performance-based milestones. These particular options, because they are not "fixed and determinable", do not qualify under the accounting rules for "disclosure only" treatment and accordingly, must be expensed for any intrinsic value at the time and to the extent that they vest. The calculated amounts resulted in a non-cash charge in the statement of operations and an offsetting credit to additional paid-in capital.

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

PREPAID EXPENSES:

Prepaid expenses comprise the following at November 30, 2005:


      Prepaid conference fees                                                  $ 50,300
      Prepaid insurance                                                          37,516
      Prepaid license fees to New Scale Technologies, Inc. - related company     25,000
      Prepaid legal fees                                                         30,000
      Prepaid supplies                                                           18,125
      Prepaid royalties - related company                                        15,000
                                                                               --------
                                                                               $175,941
                                                                               ========


INVESTMENTS:

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock, par value $.005, for 3,768,488 Class A (voting) units of Myotech. Under the Securities Purchase Agreement, we will also purchase for cash consideration of $2.225 million an additional 811,037 Class A units of Myotech over a six-month period. We are obligated to issue the shares and fund the investment amount, subject to certain conditions. This acquisition will be accounted for under the equity method.

Further, at our discretion, we may purchase up to an additional 3,563,097 Class A units of Myotech for aggregate cash consideration of $9.775 million upon achievement of certain milestones satisfactory to Biophan measured over a 24-month period. Upon the consummation of these additional elective milestone investments, we would hold a majority interest in Myotech.

LINE OF CREDIT AGREEMENT:

On May 27, 2005, we entered into an unsecured loan agreement with Biomed Solutions LLC, a related company, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after August 31, 2006 and are convertible, at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each and, in accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount was amortized as additional interest expense over the term of the note and has been fully amortized as of November 30, 2005. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. During the quarter ended November 30, 2005 amortization of the discount on the note resulted in a non-cash interest expense of $229,137. The balance of borrowings on the line was $500,000 at November 30, 2005.

In addition, Biomed Solutions, LLC, has committed to provide us with a $5 million credit facility at terms we believe to be competitive to comparable transactions in the event such credit is needed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our primary mission is to develop and commercially exploit technologies for improving the performance, and the corresponding competitiveness, of biomedical devices manufactured by third party companies. We do not currently employ our own manufacturing or distribution channels but rather rely on relationships with sub-contractors and/or partner companies. We develop technology protected by strong intellectual property targeted at specific markets within the medical technology sector.

Company Business

We are a technology development company with a strong focus on solving real-world technical challenges facing the medical device industry. When selecting a market opportunity to address, we generate a wide range of potential technical solutions. Each of the technical solutions that we pursue is strongly protected by intellectual property to ensure that we have the capability of effectively marketing our technologies. Whenever possible, we attempt to develop and patent multiple solutions for any given technology challenge. This is done both to strengthen our position against competitors, and to be in a position to offer multiple manufacturers alternative solutions, such as for MRI safety, or stent visibility, as we introduce our technologies to the market.

This approach has resulted in the development of a range of core technologies, and our presence in a number of different but related segments of the medical device market. We are aggressive in development and defense of our intellectual property assets and have an intellectual property portfolio several times the size of many comparable sized companies.

Over the past several quarters, we have been developing, or have acquired:

      o Technology to improve vascular stents so they can be imaged with MRI to detect the presence of restenosis (blockage) after implantation;

      o Technology to enable manufacture of an MR image compatible vena cava, which allows MR imaging of blood clots that may be present and therefore pose a risk to removal of the device;

      o Technology to enhance the MRI safety and MR image compatibility of pacemakers, cardio-defibrillators, neurostimulators, pain control devices, pumps, and virtually any implanted or interventional device which has elongated metal leads or metal components;

      o     Technologies to enable improved MRI contrast agents;

      o Market opportunities for our MRI safe and image compatible ceramic motor, the Squiggle(TM) motor;

      o A system for generating power for implantable devices from body heat, in cooperation with NASA;

      o Technology to improve drug elution and drug delivery systems, including providing "active release" using non-invasive or minimally invasive activation; and

      o     An improved ventricular assist device (VAD).

                      Licensing and Joint Venture Strategy

Boston Scientific License

On June 30, 2005, we entered into a licensing agreement with Boston Scientific Scimed, Inc. The agreement provides Boston Scientific with the right to use Biophan's MRI safety and image compatibility technology and other technologies in a broad range of exclusive and non-exclusive product areas at royalty rates of 3% to 5%. The exclusive product area includes vascular implants and the non-exclusive product area covers a broad array of medical devices. Boston Scientific has the right to sub-license the exclusive product areas to third parties, with Biophan and Boston Scientific to share all proceeds from these parties. The agreement also provides for milestone payments to Biophan for specific product areas which may be as high as several million dollars per product. In addition, the agreement required Boston Scientific to make an initial upfront payment to Biophan of $750,000 (which will not be an offset to future earned royalties); make annual minimum royalty and substantial annual earned royalty payments; and receive a right of first negotiation on new technologies acquired by Biophan in the fields of MRI safety and image compatibility. The initial $750,000 payment was made on August 2, 2005 and will be recognized as revenue over the next twelve months. Accordingly, one-quarter of $750,000, or $187,500 was recorded as revenue in the current quarter ended November 30, 2005.

In December, 2005, we received $250,000 for the first annual minimum payment under our license. The agreement calls for milestone payments upon achievement of significant project milestones, with some of these milestones in the multi-million dollar range, and requires payment of royalties for products sold incorporating our technologies. Boston Scientific has sublicensing rights to certain technologies, sharing revenue with Biophan, and other product lines will revert to Biophan in the event of non-performance. The agreement includes rights to our technology for making pacemakers, defibrillators and neurostimulators safe and image compatible for use with MRI. This agreement is available as an Exhibit to our 10-Q for the quarter ended August 31, 2005, as amended on January 9, 2005.

Acquisition of Intellectual Assets

We currently have an overall estate of 213 patents, including 157 U.S. patents, inclusive of those assigned and licensed, and including filed applications and allowed and issued patents. Of these, 48 U.S. patents have issued. Additionally, we have 56 international patents or applications in process.

We believe that a strong and broad intellectual property portfolio is vital to our ability to achieve and maintain royalties and product sales to major industrial partners across our product lines.

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

Liquidity

On June 30, 2005, we executed a definitive equity investment agreement and a technology license with Boston Scientific Scimed. The equity transaction consists of the purchase of Biophan common stock totaling $5 million, priced at $3.02, which represents a 10% premium over the average of the closing price for the 30 calendar-day period prior to the closing. The technology license includes an upfront payment of $750,000 and annual maintenance fees, in addition to royalties and milestone payments. Funding under both agreements occurred on August 2, 2005.

To ensure that we would have adequate cash on hand for pending activities, on May 27, 2005, Biomed Solutions LLC, an affiliate of Biophan, agreed to provide us with a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum and are convertible at 90% of the average closing price for the 20 trading days preceding the date of the borrowing. In June 2005, the full $2 million was loaned and Biomed received warrant coverage of 500,000 shares priced at 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The independent board members of Biophan negotiated and approved this credit facility. The terms of this credit facility are considered to be better than are available from commercial lending sources. On August 31, 2005, Biomed elected to convert $1 million of the outstanding loan, plus accrued interest to date, into 480,899 shares of our common stock. On October 7, 2005, we repaid $500,000 of principal plus all accrued interest on the outstanding loan. Biomed has extended the terms of our repayment of the remaining $500,000.

On May 27, 2005, we cancelled a previous financing agreement and entered into a new agreement executed with SBI Brightline XI, LLC providing a $30 million fixed price financing for 10,000,000 shares at an average price of $3 per share, if we take the full facility, and with a range from $2 a share to $4 a share, which must be taken in sequential tranches of 1 million shares each. We amended this financial agreement on January 8, 2006 to clarify a minor ambiguity in the agreement related to the closing dates. There are no warrants or fees associated with this agreement. The financing requires the shares to be registered for resale.

Effective November 30, 2005, we entered into a Securities Purchase Agreement with Myotech, LLC to acquire a substantial minority interest in Myotech, LLC with the right to acquire a controlling interest. The acquisition involved approximately $11.1 million of newly issued shares of our common stock and cash advances in exchange for Class A units in Myotech, LLC. The independent members of our Board of Directors negotiated, recommended and approved all terms of this transaction. Our Board of Directors, including the independent members, determined that the transaction was in the best interests of Biophan and our stockholders. In addition, the independent committee received a fairness opinion from an NYSE-listed national investment banking firm stating that the transaction was fair to our stockholders from a financial point of view. As a result of the acquisition of a minority interest in Myotech, we recorded a substantial increase in our net worth to $12.5 million from the previous quarter's $4.5 million.


Our affiliate Biomed Solutions, LLC, has committed to provide us with a $5 million credit facility at terms we believe to be competitive to comparable transactions. Biomed Solutions is headed by Biophan CEO Michael Weiner, who is also a substantial beneficial owner of Biomed Solutions.

We believe that funding available under the SBI stock purchase agreement, the Biomed line of credit, and the Boston Scientific investment will provide the Company with adequate working capital resources for the upcoming 12 months of operations including the ability to fund, as needed, potential additional acquisitions and expansion of operations.

Our estimate of our cash requirements for the next twelve months is as follows:

                                                                                          (000's)
                                                                                          -------
Research and product development expenses, including $ 720,000 to fund Biophan
    Europe research and development                                                       $ 3,700

Milestone investments in Myotech, LLC                                                       5,400

General and administrative expenses, including administrative salaries and benefits, sales and marketing, program management, office expenses, rent
    expense, legal and accounting, publicity, and investor relations                        5,500
                                                                                          -------

                 Total estimated cash requirements for next twelve months                 $14,600
                                                                                          =======


Results of Operations

The following comments discuss the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three and nine-month periods ended November 30, 2005 as compared to the three and nine-month periods ended November 30, 2004. These comments should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in the Company's Form 10-KSB for the fiscal year ended February 28, 2004.

Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004

Revenue. Revenues were $0.467 million for the three months ended November 30, 2005 as compared to no revenues for the three months ended November 30, 2004. The increase is due to development contract payments and license fees from Boston Scientific Scimed, and operating revenues from our European subsidiary, which consisted primarily of MRI-related research and development consulting services to medical device manufacturers.

Research and Development. Research and development expenses increased by 77%, to approximately $1.2 million for the 3 months ended November 30, 2005 from approximately $0.685 million for the three months ended November 30, 2004 due primarily to expenses for Biophan Europe, patent attorney fees and accelerated efforts in obtaining license rights.

General and Administrative. General and administrative expenses increased by 47% to approximately $1.55 million for the 3 months ended November 30, 2005 from approximately $1.06 million for the three months ended November 30, 2004 primarily due to increases in publicity, legal and consulting fees, and salaries.

Interest Expense. Interest expense of approximately $0.24 million pertained to interest on borrowings under a line of credit extended from Biomed Solutions, LLC. The details of this agreement are described under the heading "Line of Credit Agreement."

Nine Months Ended November 30, 2005 Compared to Nine Months Ended November 30, 2004

Revenue. Revenues were $0.588 million for the nine months ended November 30, 2005 as compared to no revenues for the nine months ended November 30, 2004. The increase is due to development contract payments and license fees from Boston Scientific Scimed, and operating revenues from our European subsidiary, which consisted primarily of MRI-related research and development consulting services to medical device manufacturers.

Research and Development. Research and development expenses increased by 202% to approximately $5.1 million for the 9 months ended November 30, 2005 from approximately $1.7 million for the nine months ended November 30, 2004. due primarily to accelerated efforts in obtaining license rights, expenses for Biophan Europe, patent attorney fees, salaries, and additional compensation expense in the first and second quarters related to the vesting of contingent stock options.

General and Administrative. General and administrative expenses increased by 174% to $6.57 million for the 9 months ended November 30, 2005 from approximately $2.40 million for the nine months ended November 30, 2004. The increase in general and administrative expenses is primarily due to an increases publicity and investor relations, legal and consulting fees, salaries, and additional compensation expense in the first and second quarters related to the vesting of contingent stock options during the first nine months of 2005 as compared to last year.

Capital Resources

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities.

We currently employ eighteen full-time individuals.

Forward Looking Statements

Forward looking statements in this Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of November 30, 2005, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. Primary Market Risk Exposures

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the three months ended November 30, 2005, foreign currency translation gains were approximately $1,600 as a result of consolidating the Company's foreign subsidiaries. During the period, the Company did not engage in any foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property, except as noted below. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

The Company is pursuing legal claims against one of its former law firms and certain of its attorneys. Review of the firm's work product and bills recently revealed questions about the firm's billing practices and other activities. The amount of potential damages has not yet been quantified. Also, the law firm has asserted claims seeking payment of additional legal fees, which claims the Company has denied. The litigation is in an early stage. While, as with any legal proceedings, no assurance can be given as to ultimate outcome, management believes that the outcome of the litigation will not have a material adverse effect upon the Company's financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2005, we entered into a Securities Purchase Agreement with Myotech, LLC, a New York limited liability corporation, whereby we issued to Myotech 4,923,080 previously authorized but unissued shares of our common stock, par value $.005 per share, in exchange for 3,768,488 Class A units of Myotech. Our common stock was valued at $2.10 per share, and the Myotech units were valued at $2.7434 per unit. The shares were issued in a private placement exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption set forth in Section 4(2)of the Act . We did not receive any cash consideration for issuance of these shares of common stock. No underwriters were involved in the placement of the common stock. The shares are subject to the Rights Agreement entered into by and among us, the Myotech members and Myotech, dated as of November 30, 2005.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.                        Exhibit Description                         Location
-----------                        -------------------                         --------



 4.1        Rights Agreement by and among Myotech, LLC                         Filed herewith
                the Members of Myotech, LLC, and Biophan
                Technologies, Inc.
 4.2        First Amendment to Line of Credit Agreement
                  Between Biophan Technologies, Inc. and
                   Biomed Solutions, LLC                                       Filed herewith
 4.3        First Amendment to Convertible Promissory Note                     Filed herewith
10.1        Securities Purchase Agreement between Biophan                      Filed herewith
                  Technologies Inc. and Myotech, LLC., dated
                  November 30, 2005
10.2        Letter Agreement, Amendment and Waiver of Certain                  Filed herewith
                  Conditions to Closing, between Biophan Technologies
                   and Myotech, LLC, dated December 21, 2005
31.1        Certification of C.E.O. pursuant  to Rule 13a-14(a)                Filed herewith
31.2        Certification of C.F.O. pursuant to Rule 13a-14(a)                 Filed herewith
32.1        Certification of C.E.O. pursuant  to Rule                          Filed herewith
                  13a-14(b) and 18 U.S.C. Section 1350
32.2        Certification of C.F.O. pursuant to Rule 13a-14(b)                 Filed herewith
                      and 18 U.S.C. Section 1350


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

Date: January 17, 2006