Form 10KSB/A
period 2005-02-28
BIOPHAN TECHNOLOGIES INC
filed 2006-02-03
CIK 1084000

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

                                       or

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues for its most recent fiscal year ended February 28, 2005.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of May 25, 2005 was $161,159,973.

The number of outstanding shares of the registrant's Common Stock, $.005 par value, as of May 25, 2005 was 74,471,997 shares.

DOCUMENTS INCORPORATED BY REFERENCE

            Not applicable

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

Explanatory Note

The purpose of this amendment on Form 10-KSB/A for the year ended February 28, 2005 is to revise the Report of Independent Registered Public Accounting Firm by deleting the second sentence of the first paragraph which read as follows: "The amounts in the cumulative column in the consolidated statements of operations and cash flows for the period from August 1, 1968 (date of inception) to February 29, 2000 were audited by other auditors." In addition, the Current Liabilities section of the Consolidated Balance Sheet has been revise to separately state the amounts of accounts payable and accrued expenses which were previously combined as one amount on a single line.

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

Consolidated Financial Statements:

      Balance Sheet                                                          F-2

      Statement of Operations                                                F-3

      Statement of Stockholders' Equity                                F-4 - F-7

      Statement of Cash Flows
                                                                       F-8 - F-9

      Notes to Consolidated Financial Statements                     F-10 - F-19

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


/s/GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 6, 2005, except for Note 13 as to which the date
is May 27, 2005


Pg. F-1

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                               February 28, 2005
--------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                     $    753,288
     Stock subscription receivable                                      900,000
     Due from related parties                                           220,959
     Prepaid expenses                                                    91,596
     Other current assets                                                41,338
--------------------------------------------------------------------------------
     Total current assets                                             2,007,181
--------------------------------------------------------------------------------
Property and equipment, net                                              73,518
--------------------------------------------------------------------------------
Other assets:
     Intellectual property rights                                       997,738
     Investment                                                         100,000
     Security deposit                                                     2,933
     Deferred tax asset, net of valuation allowance of $4,787,000            --
--------------------------------------------------------------------------------
                                                                      1,100,671
--------------------------------------------------------------------------------
                                                                   $  3,181,370
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    676,806
     Accrued expenses                                                   360,297
     Note payable                                                       200,000
     Deferred revenue                                                   225,000
--------------------------------------------------------------------------------
     Total current liabilities                                        1,462,103
--------------------------------------------------------------------------------
Stockholders' equity:
     Common stock - $.005 par value:
       Authorized, 125,000,000 shares
       Issued and outstanding, 74,317,832 shares                        371,589
       Additional paid-in capital                                    18,982,952
     Stock subscription receivable                                     (150,000)
     Deficit accumulated during the development stage               (17,485,274)
--------------------------------------------------------------------------------
                                                                      1,719,267
--------------------------------------------------------------------------------
                                                                   $  3,181,370
                                                                   ============

See notes to consolidated financial statements


Pg. F-2

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                           Period from
                                                                                             August 1,
                                                                                         1968 (date of
                                                      Year ended        Year ended       inception) to
                                                    February 28,       February 29,       February 28,
                                                            2005               2004               2005
------------------------------------------------------------------------------------------------------
Revenues:
  Development payments                              $         --       $     75,000       $     75,000
------------------------------------------------------------------------------------------------------

Operating expenses:
    Research and development                           2,629,980          1,240,439          6,305,811
    General and administrative                         3,337,185          1,911,003          9,373,952
    Write-down of intellectual property rights                --                 --            530,000
------------------------------------------------------------------------------------------------------
                                                       5,967,165          3,151,442         16,209,763
------------------------------------------------------------------------------------------------------
Operating loss                                        (5,967,165)        (3,076,442)       (16,134,763)
------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                          --           (729,527)        (1,730,923)
    Interest income                                       11,869              1,815             58,447
    Other income                                         161,749             85,584            476,408
    Other expense                                             --                 --            (65,086)
------------------------------------------------------------------------------------------------------
Total other income(expense), net                         173,618           (642,128)        (1,261,154)
------------------------------------------------------------------------------------------------------

Loss from continuing operations                       (5,793,547)        (3,718,570)       (17,395,917)

Loss from discontinued operations                             --                 --            (89,357)
------------------------------------------------------------------------------------------------------

Net loss                                            $ (5,793,547)      $ (3,718,570)      $(17,485,274)
=====================================================================================================
Loss per common share - basic and diluted           $      (0.08)      $      (0.08)
===================================================================================
Weighted average shares outstanding                   69,263,893         44,017,010
===================================================================================

See notes to consolidated financial statements


Pg. F-3

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
             Period from August 1, 1968 (date of inception) to February 28, 2005
--------------------------------------------------------------------------------

                                                                                                            Deficit
                                                                                                        Accumulated
                                                                         Additional           Stock      During the  Stockholders'
                                           Number           Common          Paid-in    Subscription     Development         Equity
                                        of Shares            Stock          Capital      Receivable           Stage    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
1969 - 14,130 shares issued for
services for $.05 per share                14,130       $       70       $      637                                      $      707

1970 - 1,405,000 shares issued for
mining rights for $.05 per share        1,405,000            7,025           63,225                                          70,250

1970 - 55,500 shares issued for
services for $.05 per share                55,500              278            2,497                                           2,775

1973 - 10,000 shares issued for
services  for $.05 per share               10,000               50              450                                             500

1976 - 500 shares issued for
services for $.05 per share                   500                3               22                                              25

1978 - 12,000 shares issued for
services for $.05 per share                12,000               60              540                                             600

1980 - 225,000 shares issued for
services for $.05 per share               225,000            1,125           10,125                                          11,250

1984 - 20,000 shares issued for
services for $.05 per share                20,000              100              900                                           1,000

1986 - 10,000 shares issued for
services for $.05 per share                10,000               50              450                                             500

1990 - 10,000 shares issued for
services for $.05 per share                10,000               50              450                                             500

1993 - 25,000 shares issued for
services for $.05 per share                25,000              125            1,125                                           1,250

Net loss from inception through
 February 28, 1998                                                                                         (89,357)         (89,357)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1998            1,787,130            8,936           80,421                         (89,357)             --

1999 - 10,000 shares issued for
services for $.05 per share                10,000               50              450                                             500

1999 - 1,000,000 shares issued for
services for $.005 per share            1,000,000            5,000                                                            5,000

Net loss for the year ended
 February 28, 1999                                                                                          (5,500)          (5,500)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 1999            2,797,130           13,986           80,871                         (94,857)             --

2000 - 1,000,200 shares issued
 for services for $.005 per share       1,000,200            5,001                                                            5,001

                                                     CONTINUED ON FOLLOWING PAGE

Pg. F-4

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
             Period from August 1, 1968 (date of inception) to February 28, 2005
--------------------------------------------------------------------------------

                                                                                                            Deficit
                                                                                                        Accumulated
                                                                         Additional           Stock      During the  Stockholders'
                                           Number           Common          Paid-in    Subscription     Development         Equity
                                        of Shares            Stock          Capital      Receivable           Stage    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended
 February 29, 2000                                                                                            (5,001)        (5,001)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2000            3,797,330           18,987           80,871                          (99,858)            --

2000 - 250,000 shares issued for
services for $.005 per share              250,000            1,250                                                            1,250

2000 - Expenses paid by stockholder                                           2,640                                           2,640

2000 - 10,759,101 shares issued for
 acquisition of Antisense
 Technology, Inc                       10,759,101           53,795          121,205                                         175,000

2000 - 10,759,101 shares issued for
 cash for $.005 per share              10,759,101           53,796          121,204                                         175,000

Net loss for the year ended
 February 28, 2001                                                                                          (729,130)      (729,130)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2001           25,565,532          127,828          325,920                         (828,988)      (375,240)

2001 - 2,399,750 shares issued for
cash for $1.00 per share                2,399,750           11,999        2,387,751                                       2,399,750

2001 - 468,823 shares issued for
  interest                                468,823            2,344          466,479                                         468,823

2001 - Redemption of 200,000 shares      (200,000)          (1,000)                                                          (1,000)

2001 - 1,315,334 shares issued upon
 conversion of bridge loans at $.75
 per share                              1,315,334            6,576          979,924                                         986,500

2001 - Offering costs associated
 with share issuances for cash                                             (254,467)                                       (254,467)

2002 - Grant of stock options for
  services                                                                  702,800                                         702,800

Net loss for the year ended
 February 28, 2002                                                                                        (3,705,917)    (3,705,917)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2002           29,549,439          147,747        4,608,407                       (4,534,905)       221,249

2002 - Shares issued for cash for
  $.34 per share                          993,886            4,969          337,461                                         342,430

2002 - Shares issued for cash for
  $.15 per share                        1,192,874            5,964          167,002                                         172,966

                                                     CONTINUED ON FOLLOWING PAGE


Pg. F-5

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
             Period from August 1, 1968 (date of inception) to February 28, 2005
--------------------------------------------------------------------------------

                                                                                                            Deficit
                                                                                                        Accumulated
                                                                         Additional           Stock      During the  Stockholders'
                                           Number           Common          Paid-in    Subscription     Development         Equity
                                        of Shares            Stock          Capital      Receivable           Stage    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
2002 to 2003 - Shares issued for
  cash for $.25 per share               5,541,100           27,706         1,357,569                                      1,385,275

2002 to 2003 - Shares issued as
  commissions on offerings                357,394            1,787            (1,787)                                            --

2002 to 2003 Cash commissions on
  offerings                                                                 (119,488)                                      (119,488)

Offering costs                                                               (45,644)                                       (45,644)

Grant of stock options for services                                          485,000                                        485,000

Intrinsic value of beneficial
  conversion feature of note
  payable and MRI liability                                                  800,000                                        800,000

Net loss for the year ended
  February 28, 2003                                                                                       (3,438,252)    (3,438,252)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2003           37,634,693          188,173         7,588,520                      (7,973,157)      (196,464)

2003 - Shares issued upon
  conversion of related party
  loans at $.14 per share               1,268,621            6,343           177,607                                        183,950

2003 - Shares issued upon
  conversion of stockholder loan
  plus accrued interest at
  $.20 per share                          775,000            3,875           151,693                                        155,568

2003 - Shares issued for cash
  pursuant to equity line of credit
  at prices from $.11 to $.23
  per share                             3,325,757           16,629           474,561                                        491,190

2003 - Shares issued for option
  exercises at $.14 per share           3,000,000           15,000           412,847                                        427,847

2004 - Shares issued for warrant
  exercises at $.25 and $.50 per
  share                                   995,940            4,980           327,864                                        332,844

2004 - Shares issued for cash
  pursuant to stock purchase
  agreement at prices from
  $.15 to $.40 per share               11,000,000           55,000         2,845,000                                      2,900,000

2004 - Shares issued upon
  conversion of related party
  loans at $.10 per share               7,945,000           39,725           754,775                                        794,500

Offering costs                                                              (209,528)                                      (209,528)


                                                     CONTINUED ON FOLLOWING PAGE


Pg. F-6

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
             Period from August 1, 1968 (date of inception) to February 28, 2005
--------------------------------------------------------------------------------

                                                                                                            Deficit
                                                                                                        Accumulated
                                                                         Additional           Stock      During the  Stockholders'
                                           Number           Common          Paid-in    Subscription     Development         Equity
                                        of Shares            Stock          Capital      Receivable           Stage    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Grant of stock options for services                                         565,000                                         565,000

Intrinsic value of beneficial
  conversion feature of line of
  credit loans                                                              250,950                                         250,950

Net loss for the year ended
  February 29, 2004                                                                                       (3,718,570)    (3,718,570)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2004           65,945,011          329,725       13,339,289                      (11,691,727)     1,977,287

2004 - Shares issued for option
  exercise at $.32 per share               70,000              350           22,050                                          22,400

2004 - Shares issued for option
  exercise at $.50 per share               24,999              125           12,375                                          12,500

2004 -Shares issued upon  exercise
  of warrants  at $.25 per share          868,700            4,343          212,832                                         217,175

2004 - Shares issued upon exercise
   of warrants at $.50 per share          926,700            4,634          458,716                                         463,350

2004 - Shares issued upon exercise
   warrants  at $1.00 per share           108,375              542          107,833                                         108,375

2004 - Shares issued upon cashless
   exercise of warrants                    74,047              370             (370)                                             --

2004 - 2005 - Shares issued for
  cash pursuant to stock purchase
  agreement at prices from
  $.60 to $.70 per share                6,000,000           30,000        3,870,000                                       3,900,000

2005 - Restricted shares issued
  in connection with employment
  agreements at $1.34 per share           200,000            1,000          267,000                                         268,000

2005 - Restricted shares issued
  in connection with acquisition
  of Biophan Europe at $1.34
  per share                               100,000              500          133,500                                         134,000

Offering costs                                                              (41,998)                                        (41,998)

Grant of stock options for services                                         201,000                                         201,000

Section 16(b) short swing profits                                           400,725                                         400,725

Stock subscription receivable                                                              (150,000)                       (150,000)

Net loss for the year ended
  February 28, 2005                                                                                       (5,793,547)    (5,793,547)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2005           74,317,832     $    371,589     $ 18,982,952    $   (150,000)    $(17,485,274)  $  1,719,267
===================================================================================================================================

See notes to consolidated financial statements


Pg. F-7

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                           Period from
                                                                                                             August 1,
                                                                                                         1968 (date of
                                                                      Year ended         Year ended      inception) to
                                                                    February 28,       February 29,       February 28,
                                                                            2005               2004               2005
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net loss                                                            $ (5,793,547)      $ (3,718,570)      $(17,485,274)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation                                                          28,020             23,643             92,193
    Realized and unrealized losses on marketable securities                   --                 --             66,948
    Accrued interest on note payable converted to common
      stock                                                                   --             11,998             11,998
    Amortization of interest on convertible notes payable                     --            667,617          1,050,950
    Write-down of intellectual property rights                                --                 --            530,000
    Amortization of discount on payable to related party                      --                 --             75,000
    Issuance of common stock for services                                268,000                 --            369,108
    Issuance of common stock for interest                                     --                 --            468,823
    Grant of stock options for services                                  201,000            565,000          1,953,800
    Expenses paid by stockholder                                              --                 --              2,640
    Changes in operating assets and liabilities, net of effect of acquisition:
    (Increase) decrease in advances receivable                                --             10,127                 --
    (Increase) decrease in due from related parties                     (186,737)            (9,854)          (220,959)
    (Increase) decrease in prepaid expenses                              (22,411)            21,738            (91,596)
    (Increase) decrease in security deposits                                  --                 --             (2,933)
    Increase (decrease) in accounts payable and
      accrued expenses                                                   405,821            (89,158)           646,548
    Increase (decrease) in due to related parties                             --             (9,401)           (43,496)
    Increase (decrease) in deferred revenues                             225,000                 --            225,000
----------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                             (4,874,854)        (2,526,860)       (12,351,250)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                                  (39,302)           (21,625)          (164,689)
    Sales of marketable securities                                     1,150,000            302,000          2,369,270
    Purchase of investment                                              (100,000)                --           (100,000)
    Cash paid for acquisition of Biophan Europe,
      net of cash received of $107,956                                  (258,874)                --           (258,874)
    Purchases of marketable securities                                        --         (1,150,000)        (2,436,218)
----------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                  751,824           (869,625)          (590,511)
----------------------------------------------------------------------------------------------------------------------

                                                     CONTINUED ON FOLLOWING PAGE


Pg. F-8

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                  Period from
                                                                                                                    August 1,
                                                                                                                1968 (date of
                                                                             Year ended         Year ended      inception) to
                                                                           February 28,       February 29,       February 28,
                                                                                   2005               2004               2005
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds of bridge loans                                                           --                 --            986,500
  Loan from stockholder                                                              --                 --            143,570
  Line of credit borrowing from related party                                        --            250,950            550,950
  Line of credit payments                                                            --            (72,500)           (72,500)
  Net proceeds from sales of capital stock                                    2,850,000          3,252,200         10,213,849
  Proceeds from exercise of options                                              34,900            427,847            462,747
  Proceeds from exercise of warrants                                            788,900            332,844          1,121,744
  Short swing profits                                                           400,725                 --            400,725
  Equity placement costs                                                        (22,107)           (19,891)          (112,536)
-----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                 4,052,418          4,171,450         13,695,049
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       (70,612)           774,965            753,288

Cash and cash equivalents at beginning of period                                823,900             48,935                 --
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $    753,288       $    823,900       $    753,288
=============================================================================================================================

Supplemental schedule of noncash investing and financing activities:

    Common stock issued for subscription receivable                        $  1,050,000       $         --       $  1,050,000
=============================================================================================================================
    Liabilities assumed in conjunction with acquisition
      of a 51% interest in  Biophan Europe and certain intellectual property rights:
        Fair value of assets acquired                                      $  1,105,714
        Cash paid                                                              (366,830)
        Promissory note issued                                                 (200,000)
        Restricted stock issued                                                (134,000)
        Payables incurred                                                      (226,500)
                                                                           ------------
          Liabilities assumed                                              $    178,384       $         --       $    178,384
                                                                           ============
=============================================================================================================================
    Acquisition of intellectual property rights                            $         --       $         --       $    425,000
=============================================================================================================================
    Issuance of common stock upon conversion of
      bridge loans                                                         $         --       $    155,568       $  1,142,068
=============================================================================================================================
    Issuance of common stock upon conversion of
      related party loans                                                  $         --       $    978,450       $    978,450
=============================================================================================================================

See notes to consolidated financial statements

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

Pg. F-10

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

         Year ended February 28                       2005             2004
      -------------------------------------------------------------------------
      Net loss - as reported                      $ (5,793,547)    $ (3,718,570)
      Add: Stock-based employee compensation
        expense included in reported net loss,
        net of related tax effects                     201,000          118,000
      Deduct:  Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax effects        (342,000)        (241,000)
      -------------------------------------------------------------------------
      Net loss - pro forma                        $ (5,934,547)    $ (3,841,570)
===============================================================================
      Basic and diluted loss
      per share - as reported                     $       (.08)    $       (.08)
===============================================================================
      Basic and diluted loss
      per share - pro forma                       $       (.08)    $       (.08)
===============================================================================


Pg. F-11

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


Pg. F-12

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

Total consideration for the 51% interest in aMRIs and for intellectual property rights was $1,105,714, consisting of the following:

            Cash paid                                           $  132,500
            Promissory note issued                                 200,000
            Amount payable in cash                                  92,500
            Amount payable in restricted stock                     134,000
            Restricted stock issued (100,000 shares)               134,000
            Direct acquisition costs                               234,330
            Liabilities assumed                                    178,384
                                                                ----------
                                  Total purchase price          $1,105,714
                                                                ==========

The allocation of the purchase price is as follows:

            Intellectual property rights (estimated useful
              life of 17 years)                                 $  927,738
            Current assets                                         176,954
            Equipment                                                1,022
                                                                ----------
                                                 Total          $1,105,714

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


Pg. F-13

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------

3. PREPAID EXPENSES:

Prepaid expenses at February 28, 2005 consist of the following:

            Prepaid
            royalties                                   $  25,000
            Prepaid legal fees                             20,000
            Prepaid insurance                              23,071
            Prepaid supplies                               18,125
            Other                                           5,400
            -----------------------------------------------------
                                                        $  91,596
            =====================================================

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                                                   Depreciation/
                                                                   Amortization
                                                                   Period
            --------------------------------------------------------------------
            Furniture & Equipment                    $  66,346     5-7 years
            Computers                                   45,206       5 years
            Internet Web site                           54,159       7 years
            --------------------------------------------------------------------
                                                       165,711
            Less accumulated depreciation              (92,193)
            --------------------------------------------------------------------
                                                     $  73,518
            ==================================================

Depreciation expense for the years ended February 28, 2005 and February 29, 2004 amounted to $28,020 and $23,643, respectively. Depreciation expense for the period from August 1, 1968 (date of inception) to February 28, 2005 was $92,193.

5. INTELLECTUAL PROPERTY RIGHTS:

Certain intellectual property rights were acquired on December 1, 2000 in connection with the merger that established the Company in its present form. Additional intellectual property rights were acquired on February 24, 2005 in connection with the acquisition of aMRIs GmbH. All such rights encompass the utilization of new proprietary technology to prevent implantable cardiac pacemakers and other critical and life-sustaining medical devices from being affected by MRI and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference. Estimated amortization expense for the next five years is as follows:


Pg. F-14

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------

            Fiscal year ending February,                 Amount
            ----------------------------                ---------
                     2006                               $  48,000
                     2007                                  48,000
                     2008                                  48,000
                     2009                                  48,000
                     2010                                  48,000

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


Pg. F-15

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------

9. COMMITMENTS:

Lease Obligation
The Company is obligated under an operating lease for office space expiring January 30, 2008. The Company may terminate the lease upon ninety days prior written notice to the landlord. Following are the minimum future payments under this lease for the years ending February 28:

                     2006                               $  60,996
                     2007                                  60,996
                     2008                                  55,913
                                                        ---------
                                                        $ 177,905
                                                        =========

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


Pg. F-16

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------
11. STOCK-BASED COMPENSATION PLAN:

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

The following table summarizes activity in stock options:

                                                                  Weighted-
                                                                   average
                                                                   Exercise
                                                   Options           Price
            -----------------------------------------------------------------
            Outstanding at February 28, 2003       2,489,995             . 48
                  Granted                          4,469,998              .17
                  Forfeited                          (90,000)             .30
                  Exercised (3,000,000)                                   .14
            -----------------------------------------------------------------
            Outstanding at February 29, 2004       3,869,993              .39
                  Granted                          4,149,859              .96
                  Forfeited                               --               --
                  Exercised                          (94,999)             .37
            -----------------------------------------------------------------
            Outstanding at February 28, 2005       7,924,853       $      .69
            =================================================================
            Weighted-average fair value of
            options granted during the year
            ended February 28, 2005 and
            February 29, 2004,respectively        $      .61       $      .16
            =================================================================


Pg. F-17

                                     BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               February 28, 2005
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at February 28, 2005:


                             Options Outstanding                   Options Exercisable
                    ----------------------------------------    ------------------------
                                                  Weighted
                                                   Average                    Weighted
                                                  Remaining                    Average
   Range of          Number       Contractual      Exercise       Number       Exercise
Exercise Price     Outstanding       Life           Price       Exercisable     Price
----------------------------------------------------------------------------------------
 $ .10 - $.18       1,440,000     8.67 years      $      .17      845,000     $      .16

 $ .30 - $.43         735,000     6.95 years      $      .41      735,000     $      .41

 $ .50 - $.95       2,009,994     6.61 years      $      .57    1,483,994     $      .54

 $ .97- $1.00       3,255,000     8.97 years      $      .97      245,000     $     1.00

$1.18 - $1.26         484,859     9.36 years      $     1.21       67,359     $     1.19

----------------------------------------------------------------------------------------
 $.10 - $1.26       7,924,853     7.94 years      $      .69    3,376,353     $      .46
========================================================================================

At February 28, 2005, 5,075,147 shares of common stock were reserved for future issuance of stock options.

12. INCOME TAXES:

As of February 28, 2005, the Company had net operating loss carryforwards of approximately $14,080,000 for federal income tax purposes, which expire through 2025.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:




            Year Ended February 28 and 29,                   2005         2004
            --------------------------------------------------------------------
            Tax benefit at U.S. statutory rates              34 %          34 %
            Increase in valuation allowance                 (34)%         (34)%
            --------------------------------------------------------------------
                                                             -0-%          -0-%
            ====================================================================

Deferred tax asset is comprised of the following:

            February 28, 2005
            --------------------------------------------------------------------
            Net operating loss carryforwards             $4,627,000
            Write-down of intellectual property rights      160,000
            --------------------------------------------------------------------
            Total deferred tax asset                      4,787,000
            Valuation allowance                          (4,787,000)
            --------------------------------------------------------------------
            Net deferred tax asset                       $       -0-
            ====================================================================


Pg. F-18

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


ITEM 13. EXHIBITS

Exhibit No.                        Exhibit Description                                  Location
-----------                        -------------------                                  --------
    2.1            Articles of Merger                                   Incorporated by reference to Exhibit
                                                                        3.2 to Biophan's Form 10-KSB for the
                                                                        year ended February 29, 2000 (the "2000
                                                                        10-KSB")
    2.2            Articles of Dissolution                              Incorporated by reference to Exhibit
                                                                        3.3 to the 2000 10-KSB
    2.3            Exchange Agreement, dated as of December 1, 2000,    Incorporated by reference to Exhibit
                   by and among Biophan, Biomed Solutions, LLC          2.3 to Biophan's Registration Statement
                   (formerly Biophan, LLC), and LTR Antisense           on Form SB-2 (File No. 333-102526) (the
                   Technology, Inc.                                     "Prior Registration")
    2.4            Agreement dated as of February 24, 2005 among        Filed herewith
                   Biophan, aMRIs GmbH, Dr. Michael Friebe,
                   Tomovation GmbH, Prof. Dr. Andreas Melzer,
                   Dipl-Ing. Gregor Schaefers, and Dipl. Betriebsw.
                   Andreas Pieper
    3.1            Articles of Incorporation (Nevada)                   Incorporated by reference to Exhibit
                                                                        3.1 to the 2000 10-KSB
    3.2            Bylaws (Nevada)                                      Incorporated by reference to Exhibit
                                                                        3.2 to Biophan's Form 10-SB filed on
                                                                        May 13, 1999.
    3.3            Amendment to the Articles of Incorporation           Incorporated by reference to Exhibit
                                                                        3.1(i) to Biophan's Form 8-K, filed
                                                                        December 15, 2000.
    3.4            Amendment to Exchange Agreement                      Incorporated by reference to Exhibit 2
                                                                        to Biophan's Form 10-KSB for the year
                                                                        ended February 28, 2001 and filed as an
                                                                        exhibit to Form SB-2a on May 1, 2003.
    3.5            Certificate of Amendment to Articles of              Incorporated by reference to Exhibit
                   Incorporation                                        3.1(i) to Biophan's Form 8-K on August
                                                                        27, 2001.
    4.1            Stock Purchase Warrant issued to Biomed Solutions,   Incorporated by reference to Exhibit
                   LLC (formerly Biophan, LLC) dated June 4, 2002       4.1 to Biophan's Form 10-QSB for the
                                                                        period ended May 31, 2002.

    4.2            Stock Purchase Warrant issued to Bonanza Capital     Incorporated by reference to Exhibit
                   Masterfund Ltd.                                      4.2 to Biophan's Form 10-QSB for the
                                                                        period ended May 31, 2002.
    4.3            Restated Stock Purchase Warrant issued to Biomed     Incorporated by reference to Exhibit
                   Solutions, LLC, dated January 8, 2003                4.3 to Biophan's Form 10-QSB for the
                                                                        period ended November 30, 2002.
    4.4            Stock Purchase Warrant issued to Biomed Solutions,   Incorporated by reference to Exhibit
                   LLC dated November 11, 2002                          4.4 to Biophan's Form 10-QSB for the
                                                                        period ended November 30, 2002.
    4.5            Form of Stock Purchase Warrant issued to             Incorporated by reference to Exhibit
                   principals of Carolina Financial Services, for a     4.5 to Biophan's Form 10-QSB for the
                   total of 121,572 shares                              period ended November 30, 2002.
    4.6            Form of Stock Purchase Warrant to be issued to       Incorporated by reference to Exhibit
                   Carolina Financial services in connection with the   4.6 to Biophan's Form 10-QSB for the
                   Stock Purchase Agreement with Spectrum Advisors,     period ended November 30, 2002.
                   Ltd
    4.7            Form of Stock Purchase Warrant issued to investors   Incorporated by reference to Exhibit
                   in private placement of securities, for a total of   4.7 to Biophan's Form 10-QSB for the
                   2,770,550 shares                                     period ended November 30, 2002.

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
                                                                        14, 2003.
   10.21           Development Agreement between Biophan and            Incorporated by reference to Exhibit
                   Greatbatch Enterprises, Inc., dated February 28,     10.28 to Biophan's Form SB-2a on May 1,
                   2001                                                 2003.
   10.22           Assignment of Patent No: 60,269,817, by and          Incorporated by reference to Exhibit
                   between Biophan and Michael L. Weiner, Wilson        10.29 to Biophan's Form SB-2a on May 1,
                   Greatbatch, Patrick R. Connelly, and Stuart G.       2003.
                   MacDonald
   10.23           Assignment of Patent No: 10,077,988, by and          Incorporated by reference to Exhibit
                   between Biophan and Patrick R. Connelly, Michael     10.30 to Biophan's Form SB-2a on May 1,
                   L. Weiner, Stuart G. MacDonald, Thomas H. Foster,    2003.
                   Wilson Greatbatch, and Victor Miller
   10.24           Assignment of Patent No: 10,077,836, by and          Incorporated by reference to Exhibit
                   between Biophan and Michael L. Weiner, Stuart G.     10.31 to Biophan's Form SB-2a on May 1,
                   MacDonald, and Patrick R. Connelly                   2003.
   10.25           Assignment of Patent No: 10,077,823, by and          Incorporated by reference to Exhibit
                   between Biophan and Patrick R. Connelly, Michael     10.32 to Biophan's Form SB-2a on May 1,
                   L. Weiner, Jeffrey L. Helfer , Stuart G.             2003.
                   MacDonald, and Victor Miller
   10.26           Assignment of Patent No: 10,077,978, by and          Incorporated by reference to Exhibit
                   between Biophan and Michael L. Weiner, Jeffrey L.    10.33 to Biophan's Form SB-2a on May 1,
                   Helfer, Stuart G. MacDonald, Patrick R. Connelly,    2003.
                   and Victor Miller
   10.27           Assignment of Patent No: 10,078,062, by and          Incorporated by reference to Exhibit
                   between Biophan and Michael L. Weiner, Patrick R.    10.34 to Biophan's Form SB-2a on May 1,
                   Connelly, Stuart G. MacDonald, Jeffrey L. Helfer,    2003.
                   Victor Miller
   10.28           Assignment of Patent No: 10,077,932, by and          Incorporated by reference to Exhibit
                   between Biophan and Michael L. Weiner, Jeffrey L.    10.35 to Biophan's Form SB-2a on May 1,
                   Helfer,  Patrick R. Connelly, Stuart G. MacDonald,   2003.
                   and Victor Miller
   10.29           Assignment of Patent No: 10,077,887, by and          Incorporated by reference to Exhibit
                   between Biophan and Michael L. Weiner, Jeffrey L.    10.36 to Biophan's Form SB-2a on May 1,
                   Helfer,  Patrick R. Connelly, Stuart G. MacDonald,   2003.
                   and Victor Miller
   10.30           Assignment of Patent No: 10,077,883, by and          Incorporated by reference to Exhibit
                   between Biophan and Michael L. Weiner, Jeffrey L.    10.37 to Biophan's Form SB-2a on May 1,
                   Helfer,  Patrick R. Connelly, Stuart G. MacDonald,   2003.
                   and Victor Miller
   10.31           Assignment of Patent No: 10,077,958, by and          Incorporated by reference to Exhibit
                   between Biophan and Michael L. Weiner, Jeffrey L.    10.38 to Biophan's Form SB-2a on May 1,
                   Helfer,  Patrick R. Connelly, Stuart G. MacDonald,   2003.
                   and Victor Miller

   10.32           Assignment of Patent No: 10,077,888, by and          Incorporated by reference to Exhibit
                   between Biophan and Patrick R. Connelly, Stuart G.   10.39 to Biophan's Form SB-2a on May 1,
                   MacDonald, and Michael L. Weiner                     2003.
   10.33           Assignment of Patent No: 60,357,935, by and          Incorporated by reference to Exhibit
                   between Biophan and Jeffrey L. Helfer, Robert W.     10.40 to Biophan's Form SB-2a on May 1,
                   Gray, and Michael L. Weiner                          2003.
   10.34           Assignment of Patent No: 10,132,457, by and          Incorporated by reference to Exhibit
                   between Biophan and Stuart G. MacDonald, Jeffrey     10.41 to Biophan's Form SB-2a on May 1,
                   L. Helfer, and Michael L. Weiner                     2003.
   10.35           Assignment of Patent No: 09,864,944, by and          Incorporated by reference to Exhibit
                   between Biophan and Wilson Greatbatch, Patrick R.    10.42 to Biophan's Form SB-2a on May 1,
                   Connelly and Michael L. Weiner                       2003.
   10.36           Assignment of Patent No: 09,865,049, by and          Incorporated by reference to Exhibit
                   between Biophan and Victor Miller, Wilson            10.43 to Biophan's to Form SB-2a on May
                   Greatbatch, Patrick R. Connelly and Michael L.       1, 2003.
                   Weiner
   10.37           Assignment of Patent No: 09,885,867, by and          Incorporated by reference to Exhibit
                   between Biophan and Wilson Greatbatch, Patrick R.    10.44 to Biophan's Form SB-2a on May 1,
                   Connelly and Michael L. Weiner                       2003.
   10.38           Assignment of Patent No: 09,885,868, by and          Incorporated by reference to Exhibit
                   between Biophan and Victor Miller, Wilson            10.45 to Biophan's Form SB-2a on May 1,
                   Greatbatch, Patrick R. Connelly and Michael L.       2003.
                   Weiner
   10.39           Assignment of Patent No: 10,283,530, by and          Incorporated by reference to Exhibit
                   between Biophan and Wilson Greatbatch and Michael    10.46 to Biophan's Form SB-2a on May 1,
                   L. Weiner                                            2003.
   10.40           Assignment of Patent No: 10,369,429, by and          Incorporated by reference to Exhibit
                   between Biophan and Jeffrey L. Helfer, Robert W.     10.47 to Biophan's Form SB-2a on May 1,
                   Gray, and Michael L. Weiner                          2003.
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

   10.46           AMP-Biophan License Agreement dated February 24,     Incorporated by reference to Exhibit
                   2005 between Biophan and aMRIs Patent GmbH           10.46 to the 2005 10-KSB.
                   (Biophan has requested confidential treatment of
                   certain confidential portions of this Agreement
                   and has filed this Agreement separately with the
                   SEC)
   10.47           Employment Agreement dated February 24, 2005 among   Incorporated by reference to Exhibit
                   aMRIs GmbH, Dr. Michael Friebe and Biophan           10.47 to the 2005 10-KSB.
   10.48           Capital Pledge Agreement dated February 24, 2005     Incorporated by reference to Exhibit
                   among Biophan, TomoVation GmbH, and Prof. Dr.        10.48 to the 2005 10-KSB.
                   Andreas Melzer
   10.49 *         Executive Employment Agreement between Biophan and   Incorporated by reference to Exhibit
                   John F. Lanzafame effective as of September 9, 2004  10.49 to the 2005 10-KSB.

   10.50           Line of Credit Agreement dated May 27, 2005          Incorporated by reference to Exhibit
                   between Biophan and  Biomed Solutions, LLC           10.50 to the 2005 10-KSB.
    14.1           Code of Ethics for Senior Financial Officers         Incorporated by reference to Exhibit
                                                                        14.1 to the 2005 10-KSB.
     21            Subsidiaries                                         Incorporated by reference to Exhibit 21
                                                                        to the 2005 10-KSB.
    23.1           Consent of Goldstein Golub Kessler LLP               Filed herewith
    23.3           Consent of Frank G. Shellock                         Incorporated by reference to Exhibit
                                                                        23.2 to Biophan's Form SB-2a on May 22,
                                                                        2003.
    23.4           Consent of Robert Rubin M.D.                         Incorporated by reference to Exhibit
                                                                        23.3 to Biophan's Form SB-2a on May 1,
                                                                        2003.
    31.1           Certification of C.E.O. pursuant  to Rule 13a-14(a)  Filed herewith
    31.2           Certification of C.F.O. pursuant to Rule 13a-14(a)   Filed herewith
    32.1           Certification of C.E.O. pursuant  to Rule            Filed herewith
                   13a-14(b) and 18 U.S.C. Section 1350
    32.2           Certification of C.F.O. pursuant to Rule 13a-14(b)   Filed herewith
                   and 18 U.S.C. Section 1350

 *  Management contract or compensatory plan or arrangement

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BIOPHAN TECHNOLOGIES, INC.

      By: \s\ Michael L. Weiner
      -----------------------------------
      Name:   Michael L. Weiner
      Title:  President, CEO and Director


Dated: February 2, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                              Date
      ---------                          -----                              ----
\s\ Michael L. Weiner          President, CEO and Director            February 2, 2006
----------------------
Michael L. Weiner

\s\ Darryl L. Canfield         Vice President, Secretary,             February 2, 2006
----------------------         Treasurer and CFO
Darryl L. Canfield             (Principal Financial Officer
                               and Principal Accounting Officer)

\s\ Guenter H. Jaensch         Chairman                               February 2, 2006
----------------------
Guenter H. Jaensch

\s\ Ross B. Kenzie             Director                               February 2, 2006
----------------------
Ross B. Kenzie

\s\ Steven Katz                Director                               February 2, 2006
----------------------
Steven Katz

\s\ Robert S. Bramson          Directo                                February 2, 2006
----------------------
Robert S. Bramson

\s\ Michael Friebe             Director                               February 2, 2006
----------------------
Michael Friebe