Form 10KSB/A
period 2005-02-28
BIOPHAN TECHNOLOGIES INC
filed 2006-03-31
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      ------------------------------------
                                  FORM 10-KSB/A
                                (Amendment No. 3)
                      ------------------------------------

(Mark One)
|X| Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of
   1934 For the fiscal year ended February 28, 2005 or

[ ] Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934 For the transition period from _________ to __________.

                           BIOPHAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                      0-26057               82-0507874
(State or other jurisdiction    (Commission File No.)     (I.R.S. Employer
      of incorporation)                                  Identification No.)

                       150 Lucius Gordon Drive, Suite 115
                         West Henrietta, New York 14586
                    (Address of principal executive offices)
                                 (585) 214-2441
              (Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No |X|

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of May 25, 2005 was $161,159,973.

The number of outstanding shares of the registrant's Common Stock, $.005 par value, as of May 25, 2005 was 74,471,997 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Not applicable

Transitional Small Business Disclosure Format: Yes [ ] No |X|

                                EXPLANATORY NOTE

      Biophan Technologies, Inc. (the "Company") is filing this Amendment No. 3 to its Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005, originally filed with the Securities and Exchange Commission on May 27, 2005, solely to refile a revised version of Exhibit 10.46. The redacted version of this exhibit filed today was amended in accordance with a revised application for confidential treatment filed separately by the Company with the SEC.

      Also, included in this filing are (1) the complete text of Item 13 of Part III, including the list of exhibits, (2) the signature page and (3) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been filed as Exhibits 31.1 and 31.2 to this Amendment. Except as described above, this Amendment does not amend, supplement or update any other information set forth in the Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005.

                                    PART III

Item 13. Exhibits.

Exhibit No.     Exhibit Description                                 Location
2.1             Articles of Merger                                  Incorporated by reference to Exhibit 3.2 to
                                                                    Biophan's Form 10-KSB for the year ended
                                                                    February 29, 2000 (the "2000 10-KSB")

2.2             Articles of Dissolution                             Incorporated by reference to Exhibit 3.3 to
                                                                    the 2000 10-KSB

2.3             Exchange Agreement, dated as of December 1,         Incorporated by reference to Exhibit 2.3 to
                2000, by and among Biophan, Biomed Solutions,       Biophan's Registration Statement on Form SB-2
                LLC (formerly Biophan, LLC), and LTR                (File No. 333-102526) (the "Prior
                Antisense Technology, Inc.                          Registration")

2.4             Agreement dated as of February 24, 2005 among       Incorporated by reference to Exhibit 2.4 to
                Biophan, aMRIs GmbH, Dr. Michael Friebe,            the 2005 Form 10-KSB.
                Tomovation GmbH, Prof. Dr. Andreas Melzer,
                Dipl-Ing. Gregor Schaefers, and Dipl.
                Betriebsw. Andreas Pieper

3.1             Articles of Incorporation (Nevada)                  Incorporated by reference to Exhibit 3.1 to
                                                                    the 2000 10-KSB

3.2             Bylaws (Nevada)                                     Incorporated by reference to Exhibit 3.2 to
                                                                    Biophan's Form 10-SB filed on May 13, 1999.

3.3             Amendment to the Articles of Incorporation          Incorporated by reference to Exhibit 3.1(i) to
                                                                    Biophan's Form 8-K, filed December 15, 2000.

3.4             Amendment to Exchange Agreement                     Incorporated by reference to Exhibit 2 to
                                                                    Biophan's Form 10-KSB for the year ended
                                                                    February 28, 2001 and filed as an exhibit to
                                                                    Form SB-2/A on May 1, 2003.

3.5             Certificate of Amendment to Articles of             Incorporated by reference to Exhibit 3.1(i) to
                Incorporation                                       Biophan's Form 8-K on August 27, 2001.

4.1             Stock Purchase Warrant issued to Biomed             Incorporated by reference to Exhibit  4.1 to
                Solutions,  LLC (formerly Biophan, LLC) dated       Biophan's Form 10-QSB for the period ended May
                June 4, 2002                                        31, 2002.

4.2             Stock Purchase Warrant issued to Bonanza            Incorporated by reference to Exhibit 4.2 to
                Capital Masterfund Ltd.                             Biophan's Form 10-QSB for the period ended May
                                                                    31, 2002.

4.3             Restated Stock Purchase Warrant issued to           Incorporated by reference to Exhibit 4.3 to
                Biomed Solutions, LLC, dated January 8, 2003        Biophan's Form 10-QSB for the period ended
                                                                    November 30, 2002.

4.4             Stock Purchase Warrant issued to Biomed             Incorporated by reference to Exhibit 4.4 to
                Solutions, LLC dated November 11, 2002              Biophan's Form 10-QSB for the period ended
                                                                    November 30, 2002.

4.5             Form of Stock Purchase Warrant issued to            Incorporated by reference to Exhibit 4.5 to
                principals of Carolina Financial Services,          Biophan's Form 10-QSB for the period ended
                for a total of 121,572 shares                       November 30, 2002.

4.6             Form of Stock Purchase Warrant to be issued         Incorporated by reference to Exhibit 4.6 to
                to Carolina Financial services in connection        Biophan's Form 10-QSB for the period ended
                with the Stock Purchase Agreement with              November 30, 2002.
                Spectrum Advisors, Ltd

4.7             Form of Stock Purchase Warrant issued to            Incorporated by reference to Exhibit 4.7 to
                investors in private placement of securities,       Biophan's Form 10-QSB for the period ended
                for a total of 2,770,550 shares                     November 30, 2002.

Exhibit No.     Exhibit Description                                 Location
4.8             Stock Purchase Warrant issued to SBI USA, LLC       Incorporated by reference to Exhibit 4.8 to
                                                                    Biophan's Form 10-QSB for the period ended
                                                                    November 30, 2002.

4.9             Registration Rights Agreement dated February        Filed as an Exhibit to Registration Statement
                10, 2004 by and among Biophan Technologies,         filed on February 10, 2004.
                Inc., Biomed Solutions, LLC and SBI
                Brightline Consulting, LLC

4.10            Note and Pledge Agreement dated November 24,        Incorporated by reference to Exhibit 4.10 to
                2005 between Biophan, Tomovation GmbH and           the 2005 Form 10-KSB.
                Prof. Dr. Andreas Melzer

4.11            Convertible Promissory Note of Biophan              Incorporated by reference to Exhibit 10.2 to
                payable to the order of Biomed Solutions, LLC       Biophan's Form 10-QSB for the period ended May
                dated June 4, 2002                                  31, 2002

4.12            Stock Purchase Agreement between Biophan and        Incorporated by reference to Exhibit 10.4 to
                Bonanza Capital Masterfund LTD                      Biophan's Form 10-QSB for the period ended May
                                                                    31, 2002.

4.13            Registration Rights Agreement between Biophan       Incorporated by reference to Exhibit 10.6 to
                and Bonanza Capital Masterfund LTD                  Biophan's Form 10-QSB for the period ended May
                                                                    31, 2002.

4.14            Stock Purchase Agreement between Biophan and        Incorporated by reference to Exhibit 10.16 to
                Spectrum Advisors, Ltd.                             Biophan's Form 10-QSB for the period ended
                                                                    November 30, 2002.

4.15            Registration Rights Agreement between Biophan       Incorporated by reference to Exhibit 10.18 to
                and Spectrum Advisors, Ltd.                         Biophan's Form 10-QSB for the period ended
                                                                    November 30, 2002.

4.16            First Amendment to Restated Stock Purchase          Incorporated by reference to Exhibit 10.27 to
                Agreement between Biophan and Spectrum              Biophan's Form SB-2/A on March 14, 2003.
                Advisors, Ltd.

4.17            Stock Purchase Agreement dated October 1,           Filed as Exhibit 10.50 to Biophan's Form SB-2
                2003 between Biophan and SBI Brightline             filed on October 9, 2003.
                Consulting, LLC.

4.18            Stock Purchase Agreement dated February 5,          Filed as Exhibit 10.52 to Registration
                2004 between Biophan and SBI Brightline             Statement filed on February 10, 2004.
                Consulting, LLC.

4.19            2001 Stock Option Plan                              Filed as Exhibit 10.53 to Registration
                                                                    Statement filed on February 10, 2004.

4.20            Termination of Stock Purchase Agreement Incorpor    Incorporated by reference to Exhibit 4.20 on
                reference to Exhibit 4.20 on between Biophan and    Form 10-KSB/A filed on June 22, 2005
                Brightline Form 10-KSB/A filed on June 22, 2005.
                Consulting, LLC

4.21            Stock Purchase Agreement dated May 27, 2005         Incorporated by reference to Exhibit 4.21 on
                between Biophan and SBI Brightline XI, LLC          Form 10-KSB/A filed on June 22, 2005.

4.22            Convertible Promissory Note of Biophan              Incorporated by reference to Exhibit 4.22 on
                payable to the order of Biomed Solutions, LLC       Form 10-KSB/A filed on June 22, 2005.
                dated May 27, 2005

4.23            Stock Purchase Warrant issued to Biomed             Incorporated by reference to Exhibit 4.23 on
                Solutions, LLC dated May 27,2005                    Form 10-KSB/A filed on June 22, 2005.

10.1            Assignment, dated as of December 1, 2000, by        Incorporated by reference to Exhibit 10.1 to
                and between Biophan and Biomed Solutions, LLC       Biophan's Form 8-K, filed December 15, 2000.
                (formerly Biophan, LLC), a New York limited
                liability company

Exhibit No.     Exhibit Description                                 Location
10.2            Security Agreement, dated as of December 1,         Incorporated by reference to Exhibit 10.2 to
                2000, by and between Biophan and Biomed             Biophan's Form 8-K, filed December 15, 2000.
                Solutions, LLC (formerly Biophan, LLC), a New
                York limited liability company

10.3            Transfer Agreement                                  Incorporated by reference to Exhibit 99.1 to
                                                                    Biophan's Form 10-KSB for the year ended
                                                                    February 28, 2001.

10.4            Amendment to Transfer Agreement                     Incorporated by reference to Exhibit 99.2 to
                                                                    Biophan's Form 10-KSB for the year ended
                                                                    February 28, 2001.

10.5            Line of Credit Agreement between Biophan and        Incorporated by reference to Exhibit 10.1 to
                Biomed Solutions, LLC dated June 4, 2002            Biophan's Form 10-QSB for the period ended May
                                                                    31, 2002.

10.6            Escrow Agreement between Biophan, Bonanza           Incorporated by reference to Exhibit 10.5 to
                Capital Masterfund LTD and Boylan, Brown,           Biophan's Form 10-QSB for the period ended May
                Code, Vigdor & Wilson LLP                           31, 2002.

10.7            Executive Employment Agreement between              Incorporated by reference to Exhibit 10.7 to
                Biophan and Michael L. Weiner dated December        Biophan's Form 10-QSB for the period ended May
                1, 2000                                             31, 2002.

10.8            Executive Employment Agreement between              Incorporated by reference to Exhibit 10.8 to
                Biophan and Jeffrey L. Helfer dated June 6,         Biophan's Form 10-QSB for the period ended May
                2002                                                31, 2002.

10.9            Executive Employment Agreement between              Incorporated by reference to Exhibit 10.9 to
                Biophan and Stuart G. MacDonald dated June 6,       Biophan's Form 10-QSB for the period ended May
                2002                                                31, 2002.

10.10           Executive Employment Agreement between              Incorporated by reference to Exhibit 10.10 to
                Biophan and Robert J. Wood dated June 6, 2002       Biophan's Form 10-QSB for the period ended May
                                                                    31, 2002.

10.11           Financial Accommodations Agreement between          Incorporated by reference to Exhibit 10.11 to
                Biophan and Bellador (Labuan) Ltd dated July        Biophan's Form 10-QSB for the period ended May
                1, 2002                                             31, 2002.

10.12           Escrow Agreement between Biophan, Spectrum          Incorporated by reference to Exhibit 10.17 to
                Advisors, Ltd. and Boylan, Brown, Code,             Biophan's Form 10-QSB for the period ended
                Vigdor & Wilson LLP.                                November 30, 2002.

10.13           Lease Agreement between Biophan and High            Incorporated by reference to Exhibit 10.19 to
                Technology of Rochester, Inc.                       Biophan's Form SB-2/A on March 14, 2003.

10.14           Strategic Partnership Agreement between             Incorporated by reference to Exhibit 10.20 to
                Biophan and UB Business  Alliance dated             Biophan's Form SB-2/A on March 14, 2003.
                December 10, 2001

10.15           License Agreement between Biophan, Xingwu           Filed as Exhibit 10.50 to Biophan's Form SB-2
                Wang and Nanoset, LLC dated January 15, 2004        filed on October 9, 2003.

10.16           Patent License Agreement between Biophan and        Incorporated by reference to Exhibit 10.22 to
                Deborah D. L. Chung dated April 5, 2002             Biophan's Form SB-2/A on March 14, 2003.

10.17           License Agreement between Biophan and Johns         Incorporated by reference to Exhibit 10.23 to
                Hopkins University                                  Biophan's Form SB-2/A on March 14, 2003.

10.18           Advisory Agreement between Biophan and SBI          Incorporated by reference to Exhibit 10.24 to
                USA, LLC dated December 18, 2002                    Biophan's Form SB-2/A on March 14, 2003.

10.19           Development Agreement between Biophan and           Incorporated by reference to Exhibit 10.25 to
                Alfred University dated February 21, 2002           Biophan's Form SB-2/A on March 14, 2003.

10.20           Development Agreement between Biophan and           Incorporated by reference to Exhibit 10.26 to
                Alfred University dated January 24, 2003            Biophan's Form SB-2/A on March 14, 2003.

***Material omitted pursuant to a confidential treatment request and filed separately with the commission.

Exhibit No.     Exhibit Description                                 Location
10.21           Development Agreement between Biophan and           Incorporated by reference to Exhibit 10.28 to
                Greatbatch Enterprises, Inc., dated February        Biophan's Form SB-2/A on May 1, 2003.
                28, 2001

10.22           Assignment of Patent No: 60,269,817, by and         Incorporated by reference to Exhibit 10.29 to
                between Biophan and Michael L. Weiner, Wilson       Biophan's Form SB-2/A on May 1, 2003.
                Greatbatch, Patrick R. Connelly, and Stuart
                G. MacDonald

10.23           Assignment of Patent No: 10,077,988, by and         Incorporated by reference to Exhibit 10.30 to
                between Biophan and Patrick R. Connelly,            Biophan's Form SB-2/A on May 1, 2003.
                Michael L. Weiner, Stuart G. MacDonald,
                Thomas H. Foster, Wilson Greatbatch, and
                Victor Miller

10.24           Assignment of Patent No: 10,077,836, by and         Incorporated by reference to Exhibit 10.31 to
                between Biophan and Michael L. Weiner, Stuart       Biophan's Form SB-2/A on May 1, 2003.
                G. MacDonald, and Patrick R. Connelly

10.25           Assignment of Patent No: 10,077,823, by and         Incorporated by reference to Exhibit 10.32 to
                between Biophan and Patrick R. Connelly,            Biophan's Form SB-2/A on May 1, 2003.
                Michael L. Weiner, Jeffrey L. Helfer , Stuart
                G. MacDonald, and Victor Miller

10.26           Assignment of Patent No: 10,077,978, by and         Incorporated by reference to Exhibit 10.33 to
                between Biophan and Michael L. Weiner,              Biophan's Form SB-2/A on May 1, 2003.
                Jeffrey L. Helfer, Stuart G. MacDonald,
                Patrick R. Connelly, and Victor Miller

10.27           Assignment of Patent No: 10,078,062, by and         Incorporated by reference to Exhibit 10.34 to
                between Biophan and Michael L. Weiner,              Biophan's Form SB-2/A on May 1, 2003.
                Patrick R. Connelly, Stuart G. MacDonald,
                Jeffrey L. Helfer, Victor Miller

10.28           Assignment of Patent No: 10,077,932, by and         Incorporated by reference to Exhibit 10.35 to
                between Biophan and Michael L. Weiner,              Biophan's Form SB-2/A on May 1, 2003.
                Jeffrey L. Helfer, Patrick R. Connelly,
                Stuart G. MacDonald, and Victor Miller

10.29           Assignment of Patent No: 10,077,887, by and         Incorporated by reference to Exhibit 10.36 to
                between Biophan and Michael L. Weiner,              Biophan's Form SB-2/A on May 1, 2003.
                Jeffrey L. Helfer, Patrick R. Connelly,
                Stuart G. MacDonald, and Victor Miller

10.30           Assignment of Patent No: 10,077,883, by and         Incorporated by reference to Exhibit 10.37 to
                between Biophan and Michael L. Weiner,              Biophan's Form SB-2/A on May 1, 2003.
                Jeffrey L. Helfer, Patrick R. Connelly,
                Stuart G. MacDonald, and Victor Miller

10.31           Assignment of Patent No: 10,077,958, by and         Incorporated by reference to Exhibit 10.38 to
                between Biophan and Michael L. Weiner,              Biophan's Form SB-2/A on May 1, 2003.
                Jeffrey L. Helfer, Patrick R. Connelly,
                Stuart G. MacDonald, and Victor Miller

10.32           Assignment of Patent No: 10,077,888, by and         Incorporated by reference to Exhibit 10.39 to
                between Biophan and Patrick R. Connelly,            Biophan's Form SB-2/A on May 1, 2003.
                Stuart G. MacDonald, and Michael L. Weiner

10.33           Assignment of Patent No: 60,357,935, by and         Incorporated by reference to Exhibit 10.40 to
                between Biophan and Jeffrey L. Helfer, Robert       Biophan's Form SB-2/A on May 1, 2003.
                W. Gray, and Michael L. Weiner

10.34           Assignment of Patent No: 10,132,457, by and         Incorporated by reference to Exhibit 10.41 to
                between Biophan and Stuart G. MacDonald,            Biophan's Form SB-2/A on May 1, 2003.
                Jeffrey L. Helfer, and Michael L. Weiner

Exhibit No.     Exhibit Description                                 Location
10.35           Assignment of Patent No: 09,864,944, by and         Incorporated by reference to Exhibit 10.42 to
                between Biophan and Wilson Greatbatch,              Biophan's Form SB-2/A on May 1, 2003.
                Patrick R. Connelly and Michael L. Weiner

10.36           Assignment of Patent No: 09,865,049, by and         Incorporated by reference to Exhibit 10.43 to
                between Biophan and Victor Miller, Wilson           Biophan's to Form SB-2/A on May 1, 2003.
                Greatbatch, Patrick R. Connelly and Michael
                L. Weiner

10.37           Assignment of Patent No: 09,885,867, by and         Incorporated by reference to Exhibit 10.44 to
                between Biophan and Wilson Greatbatch,              Biophan's Form SB-2/A on May 1, 2003.
                Patrick R. Connelly and Michael L. Weiner

10.38           Assignment of Patent No: 09,885,868, by and         Incorporated by reference to Exhibit 10.45 to
                between Biophan and Victor Miller, Wilson           Biophan's Form SB-2/A on May 1, 2003.
                Greatbatch, Patrick R. Connelly and Michael
                L. Weiner

10.39           Assignment of Patent No: 10,283,530, by and         Incorporated by reference to Exhibit 10.46 to
                between Biophan and Wilson Greatbatch and           Biophan's Form SB-2/A on May 1, 2003.
                Michael L. Weiner

10.40           Assignment of Patent No: 10,369,429, by and         Incorporated by reference to Exhibit 10.47 to
                between Biophan and Jeffrey L. Helfer, Robert       Biophan's Form SB-2/A on May 1, 2003.
                W. Gray, and Michael L. Weiner

10.41           Assignment of Patent No: 10,162,318, by and         Incorporated by reference to Exhibit 10.48 to
                between Biophan and Biomed Solutions, LLC           Biophan's Form SB-2/A on May 1, 2003.

10.42           Strategic Partnership Agreement between             Incorporated by reference to Exhibit 10.49 to
                Biophan and UB Business Alliance dated May          Biophan's Form SB-2/A on July 11, 2003.
                27, 2003.

10.43           Development Agreement between Biophan and           Filed as Exhibit 10.51 to Biophan's Form SB-2
                Alfred University dated July 17, 2003               filed on October 9, 2003.

10.44           Letter Agreement dated August 19, 2002              Filed as Exhibit 10.54 to Amendment No. 2 to
                between Biomed Solutions, LLC and Biophan           Registration Statement filed on April 9, 2004.

10.45           Payment Agreement dated June 3, 2004 between        Incorporated by reference to Exhibit 99.1 to
                Biophan and TE Bio LLC                              Form 8-K dated June 3, 2004.

10.46           AMP-Biophan License Agreement dated February        Filed herewith.
                24, 2005 between Biophan and aMRIs Patent
                GmbH (Biophan has requested confidential
                treatment of certain confidential portions of
                this Agreement and has filed this Agreement
                separately with the SEC)

10.47           Employment Agreement dated February 24, 2005        Incorporated by reference to Exhibit 10.47 to
                among aMRIs GmbH, Dr. Michael Friebe and            the 2005 Form 10-KSB.
                Biophan

10.48           Capital Pledge Agreement dated February 24,         Incorporated by reference to Exhibit 10.48 on
                2005 among Biophan, TomoVation GmbH, and            Form 10-KSB/A filed on June 22, 2005.
                Prof. Dr. Andreas Melzer

10.49*          Executive Employment Agreement between              Incorporated by reference to Exhibit 10.49 on
                Biophan and John F. Lanzafame effective as of       Form 10-KSB/A filed on June 22, 2005.
                September 9, 2004

10.50           Line of Credit Agreement dated May 27, 2005         Incorporated by reference to Exhibit 10.50 to
                between Biophan and Biomed Solutions, LLC           the 2005 Form 10-KSB.

14.1            Code of Ethics for Senior Financial Officers        Incorporated by reference to Exhibit 14.1 to
                                                                    the 2005 Form 10-KSB.

Exhibit No.     Exhibit Description                                 Location
21              Subsidiaries                                        Incorporated by reference to Exhibit 21 to the
                                                                    2005 Form 10-KSB.

23.1            Consent of Goldstein Golub Kessler LLP              Incorporated by reference to Exhibit 23.1 to
                                                                    the 2005 Form 10-KSB.

23.3            Consent of Frank G. Shellock                        Incorporated by reference to Exhibit 23.2 to
                                                                    Biophan's Form SB-2/A on May 22, 2003.

23.4            Consent of Robert Rubin M.D.                        Incorporated by reference to Exhibit 23.3 to
                                                                    Biophan's Form SB-2/A on May 1, 2003.

31.1            Certification of C.E.O. pursuant to Rule            Filed herewith
                13a-14(a)

31.2            Certification of C.F.O. pursuant to Rule            Filed herewith
                13a-14(a)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIOPHAN TECHNOLOGIES, INC.

                                         By: \s\ Michael L. Weiner
                                         ----------------------------------
                                         Name: Michael L. Weiner
                                         Title: President, CEO and Director

                                         Dated: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                                 Date
\s\ Michael L. Weiner          President, CEO and Director                March 31, 2006
----------------------
Michael L. Weiner

\s\ Darryl L. Canfield         Vice President, Secretary, Treasurer       March 31, 2006
----------------------         and CFO (Principal Financial Officer
Darryl L. Canfield             and Principal Accounting Officer)

\s\ Guenter H. Jaensch         Chairman                                   March 31, 2006
----------------------
Guenter H. Jaensch

\s\ Ross B. Kenzie             Director                                   March 31, 2006
----------------------
Ross B. Kenzie

\s\ Steven Katz                Director                                   March 31, 2006
----------------------
Steven Katz

\s\ Robert S. Bramson          Director                                   March 31, 2006
----------------------
Robert S. Bramson

\s\ Michael Friebe             Director                                   March 31, 2006
----------------------
Michael Friebe