Form 10-K
period 2006-02-28
BIOPHAN TECHNOLOGIES INC
filed 2006-05-15
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------

                                    FORM 10-K
                      -------------------------------------
(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended February 28, 2006. or

|_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ________to__________.

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

     Securities pursuant to Section 12(g) of the Exchange Act: Common Stock,
                                 $.005 par value


Indicate by check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer. (as defined in Rule 12b-2 of the Act). |X|

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of August 31, 2005 was $180,989,205.

The number of outstanding shares of the registrant's Common Stock, $.005 par value, as of May 12, 2006 was 81,805,243 shares.

DOCUMENTS INCORPORATED BY REFERENCE

                  Not applicable

                                TABLE OF CONTENTS


                                     PART I

Item No.                                                                                        Page
--------                                                                                        ----
  1         Business
  1A        Risk Factors
  1B        Unresolved Staff Comments
  2         Properties
  3         Legal Proceedings
  4         Submission of Matters to a Vote of Security Holders

                                     PART II

  5         Market for Registrant's Common Equity; Related Stockholder Matters and Issued
            Purchases of Equity Securities
  6         Selected Financial Data
  7         Management's Discussion and Analysis of Financial Condition and Results of
            Operations
  7A        Quantitative and Qualitative Disclosures About Market Risk
  8         Financial Statements and Supplementary Data
  9         Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure
  9A        Controls and Procedures
  9B        Other Information

                                    PART III

  10        Directors and Executive Officers of the Registrant
  11        Executive Compensation
  12        Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters
  13        Certain Relationships and Related Transactions
  14        Principal Accountant Fees and Services
  15        Exhibits and Financial Statement Schedules

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

                                     PART I

ITEM 1.  BUSINESS

Our primary mission is to develop and commercially exploit technologies for improving the performance and the corresponding competitiveness of biomedical devices manufactured by third party companies. We do not currently employ our own manufacturing or distribution channels but rather rely on that of partner companies. We develop technology protected by strong intellectual property targeted at specific markets within the medical technology sector.

Our management team includes former executives from Johnson & Johnson and Angiotech who have been involved in all aspects of the biomedical device business, including new business development, engineering, research and product development, project management, regulatory affairs, sales and marketing, and intellectual property development.

We are affiliated with world renowned scientists and engineers, including relationships with consultants, academia, and large and small companies. While we currently employ only twenty-three direct employees (18 in the U.S. and five in Europe), our extended enterprise includes approximately fifty professionals with expertise in all of the critical areas needed to provide turnkey solutions to our customers. We have licensed certain of our technology to Boston Scientific Scimed, Inc. and have received a $5 million equity investment from them as well as license fees and minimum royalties. We are developing our biothermal power system in collaboration with the NASA Ames Center for Nanotechnology.

We have, or are developing, enhanced technology for the following products/ market sectors:

         Pacemakers, implantable cardio-defibrillators
         Neurostimulators
         Stents
         Vena Cava Filters
         Heart Valves
         Cardiovascular Technologies
         Guidewires and catheters
         Drug pumps
         Drug delivery systems
         Power systems (batteries)

Our capabilities include making these devices both safe for use with MRI (many medical devices are contraindicated for use with MRI) and image compatible with MRI (many devices have imaging problems with MRI, such as visualizing stents for in-stent restenosis, a technology which we have licensed to Boston Scientific (NYSE: BSX). We are also developing improved contrast agents for use with MRI, and we offer an MRI safe and image compatible motor for drug pumps and robotic applications, which is currently being evaluated by a a major biomedical device manufacturer. For implantable devices that rely on battery power, we are developing longer lasting power systems that harness waste body heat instead of relying on chemicals for power generation, as in conventional batteries. We are developing proprietary controlled release drug delivery technology in our Nanolution subsidiary. Through our cooperation with Myotech, LLC, we are helping to develop a competitive ventricular assist device (VAD) called the MYO-VAD(TM), which will be MRI compatible, due to its non-magnetic construction, and will also offer several competitive features and advantages when compared to existing VAD technology.

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

Our multiple solutions for stent imaging and for pacemaker safety are examples of this approach. These solutions allow us to offer potential licensees an opportunity for a sustainable competitive product advantage. This makes it much more attractive for the manufacturer to make the necessary investments in product development, regulatory approvals, and marketing, as well as pay appropriate compensation for access to our technology. Our license to Boston Scientific, closed in June, 2005, includes non-exclusive rights to our technologies for making pacemakers, defibrillators, and neurostimulators safe for use with MRI. This is a good example of how business strategy, to create a new competitive advantage, convince an industry leading partner to license it in, and attempt to move the industry to a new standard of excellence based on our intellectual property.

This approach has resulted in the development of a range of core technologies, and our presence in a number of different but related segments of the medical device market. This offers the opportunity for a very efficient use of marketing and sales personnel as sales efforts for our multiple solutions are directed to large medical device and pharmaceutical companies, many of whom are prospects for more than one of our technologies. We are aggressive in our development and defense of our intellectual property assets and have an intellectual property portfolio several times the size of many comparably sized companies.

Over the past twelve months, we have been acquiring and developing:

      o Technology to improve vascular stents so they can be non-invasively imaged with MRI to detect the presence of restenosis (blockage) after implantation;

      o Technology to enable an MRI image compatible vena cava filter , which allows non-invasively MR imaging of blood clots that may be present and therefore pose a risk to removal of the device;

      o Technology to enhance the MRI safety and MRI image compatibility of pacemakers, cardio-defibrillators, neurostimulators, pain control devices, pumps, and virtually any implanted or interventional device which has elongated metal leads or metal components;

      o A cardiac assist device technology designed to improve upon the limitations of existing ventricular assist device (VAD) technology;

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

Over the past five years, our work in these technology areas, including development and accumulation of intellectual property, has allowed us to demonstrate working solutions for many of the critical MRI safety and imaging limitations associated with both implantable and interventional medical devices. Over $12 billion worth of medical devices ship each year with these technical limitations. We are continually demonstrating these solutions to medical device manufacturers and are at various stages of discussion on the deployment of these solutions into existing and new generations of medical devices.

OPERATIONS (SALES, MARKETING, R&D)

Over the past year we have accomplished

      o Over $1 million in revenue from licensing, MRI testing, and consulting to the industry, plus additional revenue not yet recognized which will be booked in the next fiscal year;

      o A relationship with the U.S. Food and Drug Administration (FDA) which resulted in a Cooperative Research and Development Agreement (CRADA) to help develop standards for making pacemakers, defibrillators and neurostimulators safe with MRI;

      o A license to Boston Scientific covering multiple uses for MRI safety and image compatibility, and including over 70 of our 213 pending and issued patents. This license, has generated over $1 million in cash payments to date. Boston Scientific also invested $5 million in equity, at a premium over market of $3.02 per share;

      o Designed a series of implantable devices including an MRI visible vena cava filter and MRI visible stents;

      o Refinements to our technology for MRI safe pacemaker and neurostimulator leads and the filing of additional patents incremental to our issued "anti-antenna" geometry patent;

      o Developed a competitive cardiac assist device, the MYO-VAD(TM), through our relationship with Myotech, LLC;

      o Market opportunities for an MRI safe and image compatible ceramic motor;

      o     Additional technologies for improving MRI contrast agents;

      o Technology to improve drug elution and drug delivery systems (using nanomagnetic particle technology)

      o A relationship with NaturalNano (OTCBB: NNAN) for the exclusive use of jointly developed technologies for extracting, separating and characterizing halloysite nanotubes, useful for the delivery of drugs and other agents for extended release; and

      o Further development of the thin film nanotechnology contributing to a system for generating power for implantable devices from body heat, which we are co-developing with NASA

We have successfully demonstrated effective solutions for making devices which use long metal wire leads, such as pacemakers, defibrillators, neurostimulators, et al, safe for use with MRI. Our solutions address the problems of device heating in pacemakers, defibrillators, and neurostimulators. Today, approximately 3 million people have devices that cause them to be denied access to MRI when needed, due to safety concerns and regulatory (FDA and other) contraindications. We believe that if manufacturers of these devices incorporate our solutions into their products, they can be made safe for use with MRI.

To manage the growing R&D and customer interactions in our organization, we have expanded our staff to support these projects. Stephen H. Curry, Ph.D. joined Biophan as President of Biophan's Nanolution subsidiary in April 2006. Dr. Curry, formerly of Astra Zeneca, has served as Adjunct Professor of Pharmacology and Physiology at the University of Rochester and is also a founding director of PharmaNova, a specialty drug delivery and drug development company. Dr. Curry brings broad pharmaceutical industry experience and extensive drug delivery knowledge to Nanolution to help this subsidiary reach its next level of development.

John Lanzafame, who previously held the position of President of Nanolution, LLC, in addition to his role as Vice President, Business Development, was promoted to Chief Operating Officer of Biophan in April 2006.

In addition, also in April 2006, Daniel G. Hullihen joined us as Director, Business Development. Mr. Hullihen has significant industry experience with Conmed Endoscopic Technologies, Bard Endoscopic Technologies, Novartis Pharmaceuticals and STS Biopolymers / Angiotech Pharmaceuticals. Mr. Hullihen will add to the sales and business development activities to help develop relationships with potential commercialization partners.

We have retained additional technical consultants to augment our staff's research and development efforts on the MRI safety and compatibility projects and the biothermal battery project. Approximately 50 professionals, both full time and part time, now constitute the Biophan scientific and engineering organization.

We conduct our thin film coating research and development at Alfred University, in coordination with Nanoset, LLC. To facilitate this, we have helped Alfred construct a clean room facility to be used for our coating experiments and sample preparation.

Dr. Frank Shellock, a recognized leader in MRI safety testing, joined the Biophan's Scientific Advisory Board and has conducted testing and research with Biophan' scientists and has co-authored a paper on MRI lead heating of pacing leads with Robert Gray of Biophan.

We also added Mark E. Ladd, Ph.D., and Harald H. Quick, Ph.D. to our Scientific Advisory Board.

Dr. Ladd is Professor and Director of Biomedical Imaging at the Institute for Diagnostic and Interventional Radiology and Neuroradiology at the University Hospital and Director of the International Research Center for Magnetic Resonance in Medicine and Cognitive Science, both in Essen, Germany. Additionally, he serves as Vice President for Research and Development of MR-Innovation GmbH, also in Essen, Germany. His research interests are in MR safety, MR-guided vascular interventions, MR elastography, MR angiography, whole-body MR imaging, and high-field MR imaging.

Dr. Quick's research interests are in MR safety, MR-guided vascular interventions, MR angiography, whole-body MR imaging, high-field MR imaging, and radio frequency (RF) coil design. He is Associate Professor of Radiology and Senior Physicist, at the Institute for Diagnostic and Interventional Radiology at the Institute for Diagnostic and Interventional Radiology and Neuroradiology at University Hospital, and is Founder, President and CEO of MR-Innovation GmbH, all in Essen, Germany. Dr. Quick has conducted research with active MRI stents and Biophan is currently cooperating with him and Dr. Christoph K. Naber of the Department of Cardiology at University Hospital on an animal trial of a balloon expanding coronary stent.

The addition of these distinguished scientists was initiated by Biophan Europe and the Biophan Scientific Advisory Board to strengthen the scientific network already in place. Their capabilities will be an inestimable resource for our research and development endeavors in MRI safety and visualization of both implantable devices and interventional surgical instruments.

Part of our strategic initiative for the current fiscal year will include expanding our technology offerings to the companies with whom we are already in discussions or collaborating. These arrangements may include payments for R&D, licensing, equipment and materials purchases, and milestone payments, as well as possible strategic investments.

Our business plan has our partners cover the costs for FDA approvals for technologies / products. We supply solutions to the major biomedical device manufacturers, who will incorporate our technology into their existing and future product lines. It is the responsibility of these manufacturers to apply for and receive FDA approval of their products.

PRODUCTS AND TECHNOLOGIES

                PACEMAKERS, DEFIBRILLATORS, AND NEUROSTIMULATORS

One of the problems that have inhibited making MRI safe medical devices has been confusion in the marketplace about exactly what would constitute an MRI safe solution for pacemakers, defibrillators, and neurostimulators. This has been the subject of active debate among scientists and manufacturers. Biophan has identified critical issues about how/where heating occurs in tissue adjacent to metal wire leads and electrodes, and Biophan has developed solutions for these problems which are affordable modifications to these devices which we believe resolve these problems even under the worst case conditions that a patient with a device is likely to encounter when placed in an MRI machine.

In order to resolve the ambiguities regarding the methods by which devices are measured, and to establish standards for reasonable safety thresholds, we announced on May 2, 2006, that we have entered into a Cooperative Research and Development Agreement (CRADA), with the US Food and Drug Administration (FDA) to help improve patient safety in Magnetic Resonance Imaging (MRI) environments. Under this (CRADA), Biophan will collaborate with the FDA's Science and Engineering Laboratories in the Center for Devices and Radiological Health, to help develop guidelines and standards for assessing the safety of cardiac pacemaker and neurostimulation leads used in the MRI environment. We will develop test methods and offer them to standards-setting groups. In addition we will offer the methods to FDA reviewers as guidelines for testing for MR compatibility.

We have successfully demonstrated effective solutions for making devices safe for use with MRI, which apply to a number of devices which currently are contraindicated for use with MRI, such as pacemakers, implantable defibrillators, and neurostimulators. Many of these devices can experience unsafe heating in an MRI field, and can experience potentially fatal induced voltages which also present a safety concern. Today, approximately 3 million people have devices that cause them to be denied access to MRI when needed, due to safety concerns and regulatory contraindications. Our technologies are designed to enable the manufacture of devices that are safe for use with MRI, in order to eliminate the need to deny future device recipients' access to MRI.

Biophan has multiple solutions for resolving the heating of devices under MRI, including pacemaker leads, defibrillator leads, and neurostimulator leads (such as the deep brain stimulation systems used for the treatment of Parkinson's and epilepsy). These solutions include an RF filter, licensed from Johns Hopkins exclusively for implantable devices, which can reduce or eliminate lead heating. Additionally, we have patented the use of "anti-antenna" geometries which alter the way the devices are made to resolve the MRI safety limitations.

Since the issue of some of our patents in this area, we have publicly disclosed our solutions and have demonstrated the feasibility of our approach to prospective customers and industry experts. We have begun manufacturing experimental prototypes of devices modified using our solutions, which we believe will prove to be very cost effective for device manufacturers to implement.

Our issued U.S. patent, 6,829,509, for anti-antenna geometries, in combination with Johns Hopkins' U.S. patent 5,217,010, for which we hold an exclusive license, and additional key patents in this area provide us a very strong intellectual property position in the emerging area of MRI safe devices. These patents apply to many devices which incorporate long wire leads, such as pacemakers, implantable cardiac defibrillators, deep brain stimulators, pain management devices, and others.

Our U.S. patent 6,829,509, and nine related patent applications, apply this innovation to other devices such as stents, guidewires, and catheters. These technologies address a large segment of the medical device market worldwide.

                     INTERVENTIONAL GUIDEWIRES AND CATHETERS

Additionally, there is an evolving multi-billion dollar field of medicine known as minimally invasive surgery, which uses devices such as guidewires and catheters to perform many procedures that previously required very invasive surgery. Many procedures are now done in catheter labs equipped with X-ray or fluoroscopy for imaging and guiding the procedures. X-ray and fluoroscopy do not offer the advantages of soft tissue visualization or the absence of ionizing radiation provided by MRI. Currently, the combined problems of device safety and image compatibility of these devices in MRI have limited the use of MRI in this rapidly growing area of medicine.

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

In addition to improving the safety of devices such as pacemakers and neurostimulators, the large markets for interventional guidewires and catheters are limited by both MRI safety and image compatibility. The MRI safety limitations can be addressed using the same technologies used for pacemakers and neurostimulators, while image compatibility can be addressed by other technologies that we have developed and acquired.

One technology that we employ involves thin film nanomagnetic particle coatings, developed by Nanoset, LLC in collaboration with Biophan. We have produced MRI images showing an aluminum rod, otherwise invisible under MRI, but seen clearly when an appropriate nanomagnetic coating is applied. An alternative approach, using a miniature resonant circuit applied to a catheter, makes it easy to track devices under MRI. These images are available on our website at www.biophan.com. This capability is part of the suite of technologies that can help make MRI a viable imaging modality for interventional diagnostics and surgery. These technologies are covered by both issued and pending patents possessed exclusively by Biophan for the medical device market.


                          STENTS AND VENA CAVA FILTERS

Stents are one of the largest market segments in the medical device arena. Drug eluting stents have been extremely successful in the market as a result of their ability to reduce restenosis that can occur after a stent is placed. Diagnosing restenosis currently requires an interventional medical procedure which is usually done under fluoroscopy, combined with the administration of contrast agents which can result in allergic reactions. These procedures allow determination of stent blockage, but require an interventional procedure to image within the stent.

Currently marketed stents cannot be effectively imaged non-invasively using MRI due to a blockage of signals caused by the Faraday Cage effect, in which the stent blocks transmission of radio frequency (RF) fields necessary for imaging with MRI. Biophan is working to implement a number of technologies to address this problem by modifying the stent design, by adding a secondary structure, or by applying a coating to the stent.

Biophan has, through both internal development and acquisition, acquired a broad range of issued and pending patents protecting these technologies. We have recently acquired the exclusive license for patents covering the use of resonant circuits on products that are "collapsible," such as stents. Other technical solutions include the use of thin film and thick film coatings to overcome the Faraday Cage effect, and material and design constraints to enable the construction of a stent that is transparent to MR imaging.

These technology solutions are also applicable to other medical devices, including vena cava filters, heart valves, and many other types of implantable devices.

We are currently involved in tests of both stents and vena cava filters, including animal trials, to demonstrate the efficacy of these technologies to our prospective customers.

In May, 2005, we signed a multi-million dollar licensing and equity agreement with Boston Scientific, which includes the exclusive rights to a solution developed by Dr. Andreas Melzer for making stents and vena cava filters visible under MRI. During 2005 we also licensed in an additional solution for making stents visible, developed by Drs. Buecker and Reubben. The Buecker/Reubben technology can be licensed to other companies. We are in discussions with several additional manufacturers. We believe that the ability to detect in-stent restenosis and the presence of blood clots by non-invasive means, providing a better characterization of stent, blockage, can have a substantial impact on the market share among stent manufacturers.

                             CARDIAC ASSIST DEVICES

During 2005, we formed a cardiovascular device division, to support the development of competitive devices in this rapidly growing market sector. In addition, we executed an agreement with Myotech, LLC to acquire exclusive sales and distribution rights for Myotech's MYO-VAD(TM) technology. This agreement also provides us with a minority equity position in Myotech, with the option to acquire a controlling position over time.

The MYO-VAD(TM) technology is a competitive cardiac assist device that provides full systolic and diastolic support of both the left and right ventricle to enable patients with heart failure to continue with full cardiac output. In addition, the MYO-VAD(TM) design is totally non-blood contacting and can be installed in three minutes, both of which provide significant enhancement when compared to existing VAD technology.

The market for VAD's is forecast to be $7 billion. Virtually all of today's VAD's contact circulating blood, which causes complications of clotting/stroke, bleeding, and infection that studies show kill approximately half of the patients who get these devices. The MYO-VAD(TM) device provides pressure on the outside of the heart sufficient to pump it and without bruising, and it does not touch circulating blood. As such, it mitigates the problems of bleeding, clotting/stroke, and infection. Additionally, the MYO-VAD(TM) is the only VAD which can restore full cardiac output to an arrested heart when the standard of care (CPR, defibrillation, and drugs). There are many additional capabilities of the planned iterations of this device, including enabling drug delivery and stem cells direct to the myocardium, and eventually, a fully implantable artificial heart. A detailed description of the Myotech MYO-VAD(TM) can be found on the Biophan website at www.biophan.com.

We expect that it will take approximately three to four years to develop the first Myotech device through clinical trials towards FDA approval. However, we expect to sign an agreement with a distribution partner in the next 12 to 24 months, providing Myotech with the money required to cover both R&D costs and clinical trials. By exercising our option to acquire a 51% or greater position, we will be able to book the revenue from this transaction into Biophan, generating positive cash flow. Once the product is approved for marketing we will manufacture the product using an FDA approved factory, and ship to our distribution partner. We anticipate revenues in excess of $100 million in product sales to us as we supply the marketing and distribution partner with product for resale.

There are multiple markets for the Myotech MYO-VAD(TM), including a fully implantable version which we would subsequently develop for our marketing and distribution partner.

                      MRI SAFE AND IMAGE COMPATIBLE MOTORS

We hold the exclusive marketing and distribution rights for the MRI safe SQUIGGLE(TM) motor, a non-magnetic motor which does not move or heat up under MRI. It is manufactured by New Scale Technologies, who are supplying the cell phone market with miniature low power motors that are being readied for use to drive optical zoom lenses in the next wave of cell phone differentiated camera features. By tapping into this R&D we are enjoying a continuing access to smaller and smaller and more power efficient motors which are also MRI safe and image compatible. We anticipate selling additional demonstration units and continuing to work with potential partners to identify new medical applications for the SQUIGGLE (TM) motor.

                               MRI CONTRAST AGENTS

Nanoset, our technology partner, and Biophan are developing a tuned nanomagnetic particle technology for making a competitive MRI contrast agent capable of providing multiple MRI signatures. This competitive material could be attached to different recognition molecules, permitting improved specificity and multiple functionality as compared with existing agents. This work is still in the early stages, but the market for MRI contrast agents is currently approaching $1 billion and is expected to grow with the expansion of MRI diagnostics. Our intent is to partner with other companies and to license the technology to a partner or partners with established distribution channels. We are developing this technology in collaboration with scientists at Alfred University, and they have recently installed new equipment which is being used to make nanomagnetic particle materials for testing for our applications.

                             BIOTHERMAL POWER SOURCE

We hold a 51% interest in TE Bio, LLC, a company developing implantable power systems that generate electricity from heat created by the human body, and not by electrochemical means as with traditional batteries. Our feasibility studies and modeling indicate that the amount of energy needed to power devices such as pacemakers can be generated in an appropriate form factor. Further development may yield sufficient power for neurostimulators, small drug pumps, and biosensors, or to continuously charge a battery for devices such as implantable defibrillators. We are working with NASA and several companies to develop this technology. NASA is finalizing installation of a new reactor for testing application of new nanomaterials, which is expected to be operational this summer. The very thin nanolayers of thermal electric materials for generating power are expected to improve the efficiency of power generation to a lower temperature differential, or "Delta T," to one equivalent to what is found in humans subcutaneously.

                           DRUG DELIVERY TECHNOLOGIES

As part of our research into nanomagnetic thin film particle coatings for medical devices, we have initiated a parallel program to develop methods of "tuning" the particles and coatings for specific responses to externally applied magnetic fields. Working with Nanoset, we are developing the capability of reloading the drug within a coated device, such as a stent, by attaching nanomagnetic particles to a drug molecule to guide it to a device, such as a stent, and to cause the drug to enter the coating for future drug release. By attaching the nanomagnetic particle to a drug molecule, the drug can be made non-active, in that it will not bind to tissue until released from the nanomagnetic particle.

This innovation has broad applications in drug delivery and drug coatings. Nanoset and Biophan have filed extensive patent applications on methods of "active" drug elution and improvements on drug targeting and drug delivery.

In addition, Biophan is working with NaturalNano, Inc., another technology partner, to develop naturally occurring nanomaterials, supplied by NaturalNano, for medical applications including drug delivery and drug elution from device. These materials, such as halloysite nanotubes, offer the promise of improved elution profiles from a safe, cost-effective carrier.

Additional technical information, audio-visual presentations, white papers, and access to many of our issued and pending patents can be found on our website at www.biophan.com.

The equipment mentioned earlier in the contrast agent section is also being used to make nanomagnetic particles which are used to effect the capabilities for drug delivery. An additional drug delivery technology is being developed using naturally occurring nanotubes extracted from halloysite clay. These nanotubes are between 15 and 100 nanometers wide, and several thousand nanotubes long. Using a proprietary loading capability of our technology partner, NaturalNano (OTC: NNAN) we can load these tubes with drugs, allowing a slow elution of up to several years. The nanotubes can then be put into polymers that can be coated onto medical devices. We are developing technology for capping the tubes so that they do not elute drugs until the caps are removed, which can be achieved both by chemical or enzymatic means, or by using electromagnetic fields. By coating the tubes with nanomagnetic particles, we believe that the tubes and caps can be activated remotely by a specific resonant frequency, so that the drugs can be released when needed.

This represents an important, new, and novel means of drug delivery in a market which market researchers Frost & Sullivan have predicted represent a $40 billion per annum emerging market.

In May, 2006, we announced the appointment of Stephen Curry, Ph.D. as President of Nanolution, our drug delivery technology subsidiary. Dr. Curry was an R&D manager at AstraZeneca, a leading pharmaceutical company. He has authored textbooks and many papers on pharmakinetics, and will be working on developing Nanolution's drug delivery technology to commercial level capability, for licensing and use by medical device and pharmaceutical companies.

                               SALES AND MARKETING

The Company's business model consists of developing technologies and licensing these technologies as well as, in some selective cases, providing critical components (and in the case of the MYO-VAD(TM), a turnkey system) to medical device manufacturers. We anticipate that products incorporating our technologies will be developed through collaboration with external companies or partners, and sold through companies with existing distribution channels. Our business plan consists of entering into licensing and R&D agreements with our development/marketing partners, generating revenue through license fees, milestone payments, annual minimum royalty payments, and royalties on sales of products.

We anticipate licensing income in advance of product sales to tie up rights for each market segment and then ongoing royalties once these products are in the market. Potential revenue streams above any negotiated minimum license payments would likely commence six to nine months following approval by the FDA for product shipments; however, a typical transaction may include upfront license fees, milestone payments, and annual minimums.

The multiple technologies described above are marketed to a relatively small number of large companies, such as Boston Scientific/Guidant, Johnson & Johnson, Medtronic, St. Jude, Bard, Cook, and others.

This past year we created a new business division to pursue these customers for licensing and distribution agreements. John Lanzafame, our COO, heads up this group. Sales and Marketing is handled by COO John Lanzafame, and Business Development Director Dan Hullihen, Michael Weiner, CEO, Jeff Helfer, VP Engineering, Stuart MacDonald, VP R&D, Michael Friebe, Ph.D,, CEO of Biophan Europe, and Andreas Melzer, MD, CTO of Biophan Europe, assisted by introductions from outside consultants, shareholders, and friends of the firm. These individuals are backed up by a marketing department set up to support multiple product lines, conferences, trade shows, press releases, etc, which supports our multiple initiatives and divisions.

By having this small central group representing all of our technologies, including the Myotech MYO-VAD(TM), we achieve a substantial efficiency in coverage. Whenever we visit a customer for a specific technology interest, we request the opportunity to present to multiple groups our full range of technologies. Because all of our technologies offer a combination of competitive advantage and potential threat to our customers, this request is usually accommodated. Additionally, Biophan's high profile in the industry, and trade and financial press also helps make our customers, including high level executives, aware of our capabilities.

Additionally, the exceptionally high number of patents we hold and continually file come up on a regular basis as our customers and prospects perform competitive "clearance analysis" to ensure they are not infringing anyone's patents when they build in new features into their product line. It is not possible to do a search of "MRI safe" and "pacemakers" and not instantly recognize that Biophan and its licensors dominate this terrain, and have extensive coverage of virtually every solution available for making devices both safe and imageable for use with MRI. The same is true when searching the Internet. Our aggressive intellectual property strategy benefits us in a number of ways, including visibility to the engineering and legal organizations in large companies who might otherwise not be aware of us.

We also are actively involved in trade and scientific conferences, as presenters, exhibitors, attendees, and occasionally sponsors. We invested nearly two years of effort in helping organize and sponsor the Society for Medical Innovation and Technology (SMIT) 2006 Conference, and their first seminar on MRI safety. SMIT blazed the trail in the development of interventional medicine over the past fifteen years, and their members include many of the leading surgeons and inventors, as well as manufacturers, worldwide. Biophan is proud to be a sponsor of this conference, along with Boston Scientific and Johnson and Johnson's Cordis division. We will have our key scientists, consultants, and technical team at this conference, where we are giving multiple presentations, where John Abele, the co-founder of Boston Scientific, is the keynote speaker, and where the FDA is making presentations on the topic of MRI safety.

Because we are involved in assisting the medical device industry to deal with the issues of MRI safety, and creating a momentum which we believe will lead to one day having medical devices having the expectation of being MRI safe and image compatible, this type of ongoing activity, visibility, and presence, as well as being first and foremost at the U.S. Patent and Trademark Office, and organizing and supporting our likeminded colleagues, the medical visionaries such as Dr. Andreas Melzer, Drs. Harald Quick and Alan Ladd, and others, as they blaze the trail toward a world of MRI safe medical devices, is a long haul strategy which we believe will pay off for our shareholders for many years to come.

Our license to Boston Scientific, in June 2005, which included not only stents, vena cava filters, and RF ablation catheters, but also a non-exclusive license for guidewires, catheters, pacemakers, defibrillators, and neurostimulators. The subsequent acquisition by Boston Scientific of Guidant, and Advanced Bionics, manufacturers of pacemakers, defibrillators, and neurostimulators, has caused MRI safety to now be a hot topic with research and development underway in every manufacturer we are aware of. As our solutions and patent coverage, are becoming more clear, we are more and more sought after for presentations, discussion, and proposals, and we have several underway.

Furthermore, as we present to the advanced technology and engineering groups of these companies, they become aware of our other portfolio solutions. We recently signed a development agreement with a majot manufacturer for the evaluation of one of our MRI safe and image compatible technologies, but specific details, including the company and the products covered have not been revealed due to confidentiality.

This is another aspect of our sales and marketing strategy. We hold our customer's confidences securely and give them confidence that by talking with us, they are not sending signals to their competitors as to their plans for their future products and capabilities. This allows us to be integrated into the forward design teams of multiple products and programs, where each group is striving in secret to be the first to market with a competitive advantage such as MRI safety, and hopes to have a lead time advantage of months to years ahead of their competitors and to use this to gain market share.

The success of this initiative is indicated by several requests from customers for exclusive license for pacemakers, wherein we inform them that the best potential opportunity might be a co-exclusive with another company for a first to market advantage.

Because the industry has been debating for years the true nature of the problems and the solutions of MRI safety, Biophan has been visible in the scientific community, at conferences, and in the trade press, explaining the issues of the flaw in the current measurement standards that can result in variances in reported heating between 7 degrees centigrade and well over 30 degrees, just by variations in the placement of the heat measuring probe, and the type of probe used. This has now become generally accepted as an issue within the device industry, and the standard we challenged as flawed is now under review by the industry and the FDA.

Biophan further offered to fund research and development and MRI testing of leads to help create a new set of standards for baseline measuring of the issues of lead safety for pacemakers, defibrillators and neurostimulators, and we have entered into a Cooperative Research and Development Agreement, or CRADA, with the FDA to conduct studies and workshops with industry.

This provides us with a high profile exposure to the industry which has the impact of making our staff and capabilities known to the industry. They are not required to consider or use our solutions, and they are free to develop their own, but it is an important benefit to us that they recognize the quality of our work and the people we are working with. Hence, our announcements this year of relationships with Boston Scientific, Siemens, the University of California Biomedical Engineering Center, coming after our 2003 announcement of joint development agreements with Boston Scientific and NASA, established important credibility and visibility for Biophan which is integral to our long term ability to be a solution provider to device manufacturers.

Additionally, our Biophan Europe division holds a majority interest in MR Comp, providers of a sophisticated level of testing for MRI safety that is used by many of the world's leading device manufacturers. This year MRI Comp's revenues exceeded $300,000. Their customers include several of the largest medical device manufacturers and involve a variety of products.

Because we market technology more so than products (which will change with the Myotech MYO-VAD(TM) device), it has been essential to develop our long-term credibility in the scientific and technical communities, as well as our broad patent portfolio in the world's major patent offices.

As the years of seed work are now paying off, we will soon be expanding our sales and marketing into more focused areas, and for this reason we recently expanded our executive capabilities in the Nanolution drug delivery division, with the hiring of Dr. Stephen Curry as President.

In the future, we may spin-off divisions into stand alone units allowing them to expand their efforts, sales and marketing, technical capabilities, and brand awareness, or in some cases we might sell these divisions or spin them out into stand alone entities.

In the pharmaceutical arena many companies will work on multiple drugs including their lead compound. The market accepts this approach. In the biomedical device space most companies work on single platforms and are often managed toward a sale. The Biophan model is different from most medical device companies, and allows us to take a longer view, as we have with MRI safety. As the industry realizes that we are effective at developing multiple products and technologies, some of which spring forth as new operating companies, we believe this will enhance our credibility and visibility and enhance our sales and marketing efforts, while allowing us to continue to operate efficiently with a relatively small sales and marketing department.

                                     MARKETS

The global market for medical devices that could benefit from our MRI related technologies, including both improved MRI safety and image compatibility, is estimated to be in excess of US $12 billion. This number includes devices which are currently contraindicated, such as pacemakers, implantable defibrillators, and neurostimulators, as well as devices that have image compatibility limitation, which includes stents, vena cava filters, guidewires, and catheters, plus implantable artificial hips, knees, bones, and other prosthetics.

We have licensed our technology to Boston Scientific, on a non-exclusive basis in many fields of use and exclusively in some fields of use, and we anticipate that we will license our technology to one or more additional development partners who would be responsible for developing commercial products, obtaining necessary approvals, manufacturing, marketing, and distributing the products. Our research for development partners is global; however, we cannot presently identify or predict the precise target markets, distribution methods, or other marketing efforts of our potential development partners.

The potential market for additional technologies which we have under development is even larger. The total market for drug delivery technologies is estimated to be U.S. $40 billion and the market for MRI contrast agents currently stands at several hundred million dollars. The market for implantable batteries is $500 million.

We currently project our per annum revenue outlook in various product categories for the fiscal year ending February 28, 2011 to be:

         MRI Safety                                  $ 40 million per annum
         MRI Visualization, Stents, et al            $100 million "       "
         Myotech MYO-VAD(TM)                         $100 million "       "

We have not forecast revenues for our contrast agent, battery, or drug delivery technologies.

                      LICENSING AND JOINT VENTURE STRATEGY

Our strategy is to license our technologies to companies, segmented by technology and market. In some cases, we may also offer critical components and capabilities needed to put our innovations into practice. Our licensing strategy is to segment the market as finely as possible to maximize the royalty revenue achievable by our technology. Our upfront negotiations with each customer determine royalty rates for each market segment. Royalty rates are dependent upon the strength of our patent coverage, the strength of the market advantage provided by our technology, and the availability of other technology options to solve a particular problem, as well as whether we grant an exclusive or non-exclusive license. We believe it is very important to demonstrate the value that we add to the product and how that added value will improve our customer's position in the market, to achieve an acceptable royalty rate.

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

The degree of exclusivity is also a key parameter in determining license terms; however, the decision to license exclusively or non-exclusively is dependent upon multiple factors. In some markets, such as the pacemaker market, we have elected not to pursue an exclusive license and instead to pursue multiple manufacturers as potential licensees. We believe that all pacemakers should be made to operate safely with MRI equipment, and it is our goal to eventually provide a license to all pacemaker manufacturers. Ultimately, our strategy related to exclusive versus non-exclusive licensing will be determined by market segment, and will be dependent upon market need, market fragmentation, competitive advantage, market position, and financial incentives offered by the potential licensees.

BOSTON SCIENTIFIC LICENSE

On June 30, 2005, we entered into a licensing agreement with Boston Scientific Scimed, Inc. The agreement provides Boston Scientific with the right to use Biophan's MRI safety and image compatibility technology and other technologies in a broad range of exclusive and non-exclusive product areas at royalty rates of 3% to 5%, depending upon product category. The exclusive product area includes vascular implants and the non-exclusive product area covers a broad array of medical devices. Boston Scientific has the right to sub-license the exclusive product areas to third parties, with Biophan and Boston Scientific to share all proceeds from these parties. The agreement also provides for milestone payments to Biophan for specific product areas which may be as high as millions of dollars per product. In addition, the agreement required Boston Scientific to make an initial upfront payment to Biophan of $750,000 (which will not be an offset to future earned royalties), make annual minimum royalty and annual earned royalty payments, and receive a right of first negotiation on new technologies acquired by Biophan in the fields of MRI safety and image compatibility. The initial payment of $750,000 was made on August 2, 2005, and is being recognized as revenue over the following twelve months. In addition to the license agreement, Boston Scientific entered into an agreement to invest $5 million in Biophan at a price per share of $3.02. The investment is based on a stock price of Biophan, plus a 10% premium, calculated using the average closing price of Biophan shares during the 30-day period prior to the date of funding. This funding took place on August 2, 2005.

STRATEGIC RELATIONSHIPS

Leveraging strategic relationships is vital to our business plan. These relationships will be key in bringing our technology to the market. We have entered into non-disclosure agreements with a number of major manufacturers of implanted biomedical and related devices. We are discussing with these companies potential strategic relationships that may include joint development projects and licensing agreements.

The transaction with Boston Scientific has provided a validation for our technology that has resulted in increased interest and activity with other manufacturers. It is our goal to one day see all biomedical devices become MRI safe and image compatible, and we feel that the Boston Scientific agreement is an important step towards that goal.

We previously declined two offers from a major pacemaker manufacturer for an exclusive license to one of our patents, which our management and board of directors felt was not equitable.

On November 30, 2005, we acquired a minority equity position in Myotech, LLC, a privately held company that is developing the MYO-VAD(TM). The MYO-VAD(TM) is a competitive cardiac assist device which has the potential to address most of the limitations plaguing existing VAD's, which have a high incidence of blood clots, bleeding and infection due to the fact that they contact flowing blood. The MYO-VAD(TM) is totally non-blood contacting, and offers other important features including the ability to be installed in less than three minutes, the ability to be easily removed if the heart recovers and no longer requires support, and the ability to be used as a drug delivery device to provide direct access to the heart.

As part of the deal, we have an option to take a controlling position in Myotech over time, and we will supply sales and marketing support in addition to the funding to help complete development and preparation of this device for commercialization.

On February 24, 2005, we acquired a 51% ownership interest in aMRIs GmbH (later renamed Biophan Europe), a leading German-based developer of MRI safe and image compatible technology solutions and biomedical devices. In connection with that acquisition, we also acquired the exclusive license to fifteen issued and pending patents covering imaging of devices such as stents and other vascular implants, significantly expanding our intellectual property portfolio. The purchase of the subsidiary and the patents was made for a total consideration of $927,330 consisting of cash, a promissory note, and restricted stock.

The acquisition provides Biophan with innovative products, technologies, and scientific expertise that extend Biophan's intellectual property portfolio of medical solutions in the fast-growing marketplace of products and procedures that are compatible with Magnetic Resonance Imaging (MRI).

Following the acquisition, Michael Friebe, Ph.D., was elected to our Board of Directors and serves as Chief Executive Officer of Biophan Europe. Andreas Melzer, M.D., joined our Scientific Advisory Board and serves as Biophan Europe's Research Physician and Chief Research Officer leading many of our medical device developments.

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

Among the Biophan Europe technology assets are an MRI-visible stent, a vena cava filter which is in late-stage development, and a series of MRI-visible medical devices in development. The Company's management and research staff provide world-class intellectual expertise in the field of MRI compatibility, and have been awarded several grants from government agencies to develop its next-generation biomedical technology for MRI. Biophan Europe and its principals have contractual and consulting agreements with many of the world's leading biomedical device and MRI machine manufacturers.

Based on discussions underway with several manufacturers, we plan to expand the use of the technologies we have developed to make a wider range of devices compatible with MRI. These technologies can reduce radio frequency interference, heating, and induced voltages. Since the beginning of fiscal 2005, we have expanded our development and partnering activities related to these technologies to include guidewires, stents, drug pumps, biopsy needles, and other prosthetic and surgical devices where the lack of MRI compatibility negatively impacts investigational and diagnostic procedures.

In June 2004, we acquired a 51% interest in TE Bio LLC, a company developing an implantable biothermal battery using body heat gradients to power medical devices such as pacemakers, defibrillators, and drug pumps. The biothermal battery technology is based on a patented innovation in the utilization of thermoelectric materials, using nanoscale-based, thin-film materials to convert thermal energy produced naturally by the human body into electrical energy. The resulting power can be used to "trickle charge" batteries for medium-power devices such as defibrillators, or directly power low-energy devices like pacemakers. It is enabled by advances in nanotechnology which provides the ability to put thousands of small semi-conductor nodes that convert heat to electricity in a space about the size of one or two postage stamps. Biophan is committed to contribute $300,000 annually for a three-year period, and marketing and management support to TE Bio, in exchange for Biophan's 51% interest. TE Bio was founded by Biomed Solutions, LLC, an affiliate and the company from which Biophan spun out in December 2000. The independent board members of Biophan evaluated the technology and authorized the acquisition, after conclusion of a third party feasibility study. NASA is now completing building a special reactor for depositing nanomaterial on a thin-film substrate to test materials being developed for this project.

Also in June 2004, we announced that we had acquired from New Scale Technologies, Inc. the exclusive worldwide distribution rights for the medical market for New Scale's ceramic SQUIGGLE(TM) motor, including the multi-billion dollar drug delivery market. Developed to meet the growing demand for high precision, low cost actuation devices, the motor is currently on the market and is available for OEM integration today. The motor uses no metal wire windings (one of the primary causes of image interference under MRI), is capable of both linear and rotational movement, and can move forward and backwards several inches in nanometer increments.

As part of the exclusive distribution agreement, Biophan will provide sales and marketing to the medical device industry on behalf of New Scale and has also made a $100,000 investment in the company for a 10% interest. We share gross profit equally with New Scale Technologies for sales in the medical field, and Biophan provides a $25,000 quarterly advance, reconcilable against current year sales, which enables New Scale to further develop unique capabilities for the medical market.

The motor offers several advantages for driving drug pumps, and other medical applications. Using only four parts (other motors can have as many as 100 parts), it provides a unique combination of high reliability, flexibility, and power consumption advantages and, due to its materials of construction, it is compatible with MRI. The motor also has applications in MRI robotics and cryogenics. The device is being evaluated by several device manufacturers for a variety of MRI-related applications.

While we continue to offer solutions that will one day enable all biomedical devices to be MRI safe and image compatible, we have expanded our focus to provide additional, proprietary innovations to our customers. We continue to maintain an in-depth dialogue with both research and development and business development executives at many of the largest manufacturers of biomedical devices. This interaction gives us a broad view of the short- and long-term needs of these companies.

ACQUISITION OF INTELLECTUAL ASSETS

We currently have an overall estate of over 213 pending, issued, or allowed patents, consisting of 50 issued U.S. patents, 116 U.S. patents pending, and 57 international patents or applications in process. These are inclusive of both our patents and those licensed to us on an exclusive basis.

The technologies allowing visualization of implants have been developed at Biophan and with technology partners under exclusive license, including aMRIs/AMP Patents GmbH in Germany (via an exclusive license), Aachen Resonance in Germany (via an exclusive license); and Nanoset, LLC in the U.S. (via an exclusive license). The patents licensed as part of the Biophan Europe acquisition provide fifteen issued and pending patents covering critical capabilities needed by the medical industry as the use of MRI interventional medicine and MRI diagnostics for examination of stents and other implants becomes standard medical procedure.

On an ongoing basis, we are aggressively pursuing internal research and development projects, as well as sourcing leading-edge providers of related technologies. This includes the emphasis on MRI visualization, and also an emphasis on improving the safety of MR imaging for patients with implanted medical devices. Our recently announced relationship with Myotech, LLC, and assessment of other cardiovascular technologies under review for potential in-licensing, are all considered as elements of Biophan's IP strategy. To ensure the continuing value of our intellectual assets, we intend to aggressively defend our patents and licensed technology, both domestically and abroad.

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

Additionally, because we provide technical solutions to several complex limitations of medical devices, we find that attending conferences and issuing press releases produces a wealth of awareness. Our high visibility and healthy trading volume have brought several institutional investors into the Company, a trend we expect to continue as we move forward with our plans to list on a major U.S. stock exchange.

COMPANY HISTORY

We incorporated in the State of Idaho on August 1, 1968, under the name Idaho Copper and Gold, Inc. On February 9, 1999, we amended our Articles of Incorporation to change our name from Idaho Copper and Gold, Inc. to Idaho Technical, Inc. On January 12, 2000, we formed a corporation in Nevada with the intent to move our domicile to Nevada. On January 24, 2000, we implemented the change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada Corporations. On December 1, 2000, we amended our Articles of Incorporation to change our name from Idaho Technical, Inc. to GreatBio Technologies, Inc. and on July 19, 2001, we amended our Articles of Incorporation to change our name from GreatBio Technologies, Inc. to Biophan Technologies, Inc.

On December 1, 2000, we acquired LTR Antisense Technology, Inc., a New York corporation, from Biomed Solutions, LLC (formerly Biophan, LLC), a New York limited liability company, in a share for share exchange. As a result of the exchange, LTR became a wholly owned subsidiary. The exchange was consummated pursuant to and in accordance with an Exchange Agreement, dated December 1, 2000, and amended as of June 8, 2001, by and among the Company, LTR, and Biomed. LTR owns several patents for proprietary HIV antisense gene therapy technology.

In connection with the exchange, we:

      o issued 10,759,101 shares of common stock to Biomed in exchange for all the issued shares of LTR; and

      o issued an additional 10,759,101 shares of common stock to a group of investors, consisting of Ed Cowle, H. Deworth Williams, and Geoff Williams, for $175,000 in cash in order to provide initial working capital.

Also on December 1, 2000, we acquired from Biomed intellectual property rights, including a pending patent to the MRI compatible pacemaker technology, for a future consideration of $500,000. The assignment was consummated pursuant to, and in accordance with, a transfer agreement and a related assignment and security agreement, dated December 1, 2000, and subsequently amended by and between us and Biomed.

The assignment and the security agreement (i) assigned the rights to the transferred MRI patents and subsequent improvements and (ii) provided the same as collateral for the payment of the $500,000 liability under the transfer agreement. Both the exchange agreement and the assignment and security agreement contain provisions for the reversion of the technology to Biomed if:

      o     we become bankrupt or otherwise seek protection from creditors; or

      o in the case of the MRI compatible technology, we fail to pay the consideration therefor when due.

All of our obligations under the transfer agreement have been converted into shares of our common stock and the security agreement has been terminated.

During 2001, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health and the University of Rochester Cancer Center, wherein these organizations conduct research and development associated with the antisense technology. This allowed us to put our full resources into the development of the MRI safety improvements to biomedical products. In 2002, we decided to discontinue research and development of the HIV antisense technology, and the CRADA was terminated. While the technology holds promise and has issued patents, we feel our most promising opportunity is in the MRI safe solutions we have developed, and we intend to focus our research and development activities on that technology. We may sell the HIV antisense patents if an appropriate buyer can be identified.

EMPLOYEES

As of February 28, 2006, Biophan had 23 full-time employees (18 in the U.S. and 5 in Europe). The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. Our success depends, in significant part, on the ability to attract and retain such personnel. In addition, where appropriate, we have contracts for the services of consultants.

AVAILABLE INFORMATION

Information about the Company's products and services, stockholder information, press releases, and filings with the Securities and Exchange Commission (SEC) can be found on the Company's website at www.biophan.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are made available, free of charge, on the Investor Relations section of such website as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Also, copies of the Company's Annual Report to Stockholders and Proxy Statement, to be issued in connection with its 2006 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Biophan Technologies, Inc., c/o Investor Relations, 150 Lucius Gordon Drive, Suite 215, West Henrietta, New York 14568.

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference in this Form 10-K, you should carefully consider the risks described below before making an investment decision regarding our securities. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our securities could decline and you could lose all or part of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

WE ARE A NEW BUSINESS WITH A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

We are an early-stage research and development company with limited prior business operations and no material revenues to date. We are presently engaged in the development of certain technologies for use with medical procedures and biomedical devices. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. To date, our efforts have been devoted primarily to the following:

      o     organizational activities;

      o     developing a business plan;

      o     obtaining funding;

      o conducting research and working toward the ultimate successful development of our technologies;

      o     aggressively patenting our intellectual property;

      o     licensing technology from third parties related to our business; and

      o     marketing to major biomedical device manufacturers.

In order to establish ourselves in the medical device market, we are dependent upon continued funding and the successful development and marketing of our products. You should be aware of the increased risks, uncertainties, difficulties, and expenses we face as a research and development company and that an investment in our common stock may be worthless if our business fails.

IF WE ARE UNABLE TO GENERATE SUFFICIENT REVENUES IN THE FUTURE, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS.

We are still in our formative and development stage. As an investor, you should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated research and developmental expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this prospectus will materialize or prove successful, or that we will ever be able to finalize development of our products or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the start-up nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

For the fiscal years ended February 28, 2006, and 2005, and February 29, 2004, we incurred net losses of $14,315,029, $5,793,547, and $3,718,570, respectively. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, our current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

OUR INABILITY TO RETAIN AND ATTRACT KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

We believe that our future success will depend on the abilities and continued service of certain of our senior management and executive officers, particularly our President and CEO and those persons involved in the research and development of our products. If we are unable to retain the services of these persons, or if we are unable to attract additional qualified employees, researchers, and consultants, we may be unable to successfully finalize and eventually market our medical devices and other products being developed, which will have a material adverse effect on our business.

OUR RESEARCH AND DEVELOPMENT EFFORTS MAY NOT RESULT IN COMMERCIALLY VIABLE PRODUCTS, WHICH COULD RESULT IN A DECLINE OF OUR STOCK PRICE AND A LOSS OF YOUR INVESTMENT.

Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or salable products. We have set forth in this prospectus our proposed research and development program as it is currently conceived. We cannot assure you, however, that this program will be accomplished in the order or in the time frame set forth. We reserve the right to modify the research and development program. We may not succeed in developing commercially viable products from our technologies. Also, our research and development efforts are aimed at technology that will enable certain medical procedures and biomedical devices to become safe and compatible with MRI diagnostics. If MRI diagnostics are replaced by the healthcare industry, our technology and products, if any, may become obsolete. If we are not successful in developing commercially viable products or if such products become obsolete, our ability to generate revenues from our technologies will be severely limited. This would result in the loss of all or part of your investment.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR OUR TECHNOLOGY, WHICH WILL MOST LIKELY CAUSE OUR STOCK PRICE TO DECLINE.

The demand and price for our technology and related products will be based upon the existence of markets for the technology and products and the markets for products of others, which may utilize our technology. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our technology and products when compared to alternative technologies, which may be conventional or heretofore unknown. If the technology or products of other companies provide more cost-effective alternatives or otherwise outperform our technology or products, the demand for our technology or products may be adversely affected. Our success will be dependent upon market acceptance of our technology and related products. Failure of our technology to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations, and market penetration. This would likely cause our stock price to decline.

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY IN THE COMPETITIVE MEDICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

Our future success depends on our ability to compete effectively with manufacturers of medical devices, including major manufacturers of pacemakers and other implantable devices that may have internal development programs. We are an early-stage research and development company engaged exclusively in developing our initial technologies. Products using our technologies have not yet been commercialized and we have generated no material revenue from operations. As a result, we may have difficulty competing with larger, established medical device companies. Most of our potential competitors will be established, well-known companies that have:

      o     substantially greater financial, technical and marketing resources;

      o     larger customer bases;

      o     better name recognition;

      o     related product offerings; and

      o     larger marketing areas.

Companies such as Medtronic Incorporated, Guidant Corporation, St. Jude Medical, Boston Scientific Corporation, and Johnson & Johnson are major, international providers of active medical devices currently contraindicated for MRI. Because these companies may possibly develop MRI safe solutions for their own product lines, they may ultimately be in competition with us. These companies represent a wide array of medical devices and products, technologies, and approaches. All of these companies have more resources than we do and, therefore, a greater opportunity to develop comparable products and bring those products to market more efficiently than we can. If we do not compete effectively with current and future competitors, our future growth and operating results will be adversely affected.

WE MAY NOT BE ABLE TO OBTAIN NECESSARY GOVERNMENT APPROVAL TO MARKET OUR TECHNOLOGY WHICH WILL MOST LIKELY CAUSE OUR STOCK PRICE TO DECLINE AND OUR BUSINESS TO FAIL.

Our marketing partners must obtain the approval of the U.S. Food and Drug Administration in order to market our MRI safe technology. If these approvals are not obtained, or are significantly delayed, our ability to generate revenues may be adversely affected and our development and marketing efforts inhibited. This would most likely cause our stock price to decline and result in the loss of all or part of your investment.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS. OUR INABILITY TO PROTECT OUR RIGHTS COULD IMPAIR OUR BUSINESS AND CAUSE US TO INCUR SUBSTANTIAL EXPENSE TO ENFORCE OUR RIGHTS.

Proprietary rights are critically important to us. We have exclusive licenses to four issued U.S. patents for MRI safety-related technology and multiple patents pending. Biophan now holds or has been licensed to use and sublicense a total of 156 U.S. patents, licenses, or applications. This total includes 50 issued U.S. patents, 8 recently-allowed applications that we expect to have issued as patents in the near future, and 98 pending applications at various stages of examination at the U.S. Patent and Trademark Office. In addition, there are 57 international patents pending. Although we intend to aggressively pursue additional patent protection for our technologies as we continue to develop them, we cannot assure you that any additional patents will be issued. Although we will seek to defend our patents and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement by us of their patents and other proprietary rights.

Policing unauthorized use of our technology is difficult, and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and have a material adverse effect on our future operating results.

BECAUSE TWO OF OUR DIRECTORS ARE EQUITY OWNERS AND MANAGERS OF BIOMED SOLUTIONS, LLC, A SIGNIFICANT SHAREHOLDER OF BIOPHAN, THERE MAY BE CONFLICTS OF INTEREST.

Michael L. Weiner, our President, CEO and director, is the Manager and a 24.3% beneficial owner of Biomed, a company engaged in the business of identifying and acquiring technologies in the biomedical field for exploitation. Mr. Weiner and Ross Kenzie, also a director of Biophan, make up the Biomed Board of Members. Biomed is a beneficial owner of 3.61% of our outstanding common stock. Mr. Weiner is also the Manager and 42.3% equity member of Technology Innovations, LLC, which is a 57% equity member of Biomed. Further, Mr. Weiner is on the board of Nanoset, LLC, an entity owned in part by Biomed and with which we have entered into a technology license agreement, and Myotech, LLC, an entity in which Biomed is a 25% owner. Messrs Weiner and Kenzie are also on the Board of NaturalNano, Inc., the principal owner of which is Technology Innovations, LLC. NaturalNano has entered into a research and development agreement with us for drug eluting technology.

Because of the nature of our business and the business of these other entities, the relationships of Messrs. Weiner and Kenzie with these other entities may give rise to conflicts of interest with respect to certain matters affecting us. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located at 150 Lucius Gordon Drive, Suite 215, West Henrietta, NY 14586, in 4,000 square feet of office space leased from an unrelated party. Current rentals are $5,262 per month and the lease expires in January 2008. The coordination of our research and development projects and the administration of our domestic subsidiary companies are directed from this location. We believe that these facilities are adequate for our current and anticipated future needs through the lease expiration date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the OTC Bulletin Board under the symbol BIPH. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.


         Quarter Ended                             High              Low
         -------------                           --------          --------
         May 31, 2004                            $   1.33          $   0.94
         August 31, 2004                         $   1.31          $   0.46
         November 30, 2004                       $   1.22          $   0.67
         February 28, 2005                       $   1.56          $   1.05
         May 31, 2005                            $   3.50          $   1.36
         August 31, 2005                         $   3.13          $   2.21
         November 30, 2005                       $   2.63          $   1.45
         February 28, 2006                       $   1.98          $   1.47

As of February 28, 2006, we had outstanding 81,805,243 shares of our common stock which were held by 263 stockholders of record and approximately 9,300 beneficial stockholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following securities were issued or sold by Biophan during the year ended February 28, 2006, without registration under the Securities Act of 1933, and have not been previously reported on a quarterly report or Form 10-Q:

On January 24, 2006, we entered into a Line of Credit Agreement (the "Line of Credit Agreement") with Biomed Solutions, LLC, a New York limited liability company ("Biomed"), pursuant to which Biomed has committed to make advances to us, in an aggregate amount of up to $5,000,000. Under the Line of Credit Agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days' prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. As of April 19, 2006, we had borrowed an aggregate of $3,200,000 under the Line of Credit Agreement. We are obligated to utilize the entire credit facility. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Any amounts drawn down and repaid may be reborrowed at any time (subject to a requirement of 15 days' notice and the limitation that not more than $1,500,000 may be drawn down during any 30-day period). Biomed's obligation to lend to us under the Line of Credit Agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. Our obligations with respect to borrowings under the credit facility are governed by a Convertible Promissory Note issued by us to Biomed on January 24, 2006. In connection with the establishment of the credit facility under the Line of Credit Agreement, on January 24, 2006, we issued to Biomed a Stock Purchase Warrant (the "Warrant") entitling Biomed to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. Biomed's purchase rights under the Warrant expire on January 23, 2011. The warrants and any shares issued upon exercise of warrants or any election to convert outstanding debt are exempt from registration pursuant to Sections 3(a) 9 and 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summarized financial information as of and for the fiscal years ended February 28, 2002 through 2006. For comparative purposes, certain reclassifications of previously reported operating data have been made. The information is extracted from the consolidated financial statements presented elsewhere in this Form 10-K and in previous filings and should be read in conjunction therewith.

                                             Year ended      Year ended      Year ended      Year ended       Year ended
                                            February 28,    February 28,    February 29,    February 28,     February 28,
Operating Data:                                 2006            2005            2004            2003             2002
---------------                             ------------    ------------    ------------    ------------     -----------
Revenues                                    $  1,044,861    $        -0-    $     75,000    $        -0-     $       -0-
Research and development expenses              6,034,994       2,629,980       1,240,439       1,373,124         949,124
General and administrative expenses            8,286,687       3,337,185       1,911,003       1,792,593       2,248,065
Other income (expense)                        (1,038,209)        173,618        (642,128)       (272,535)       (508,728)
---------------                             ------------    ------------    ------------    ------------     -----------
Net loss                                    $(14,315,029)   $ (5,793,547)     (3,718,570)     (3,438,252)     (3,705,917)
                                            ============    ============    ============    ============     ===========
Loss per common share - basic and diluted   $       (.19)   $       (.08)   $       (.08)   $       (.11)    $      (.14)
                                            ============    ============    ============    ============     ===========
Weighted average shares outstanding           77,014,450      69,263,893      44,017,010      31,731,051      27,000,962
                                            ============    ============    ============    ============     ===========

                                    February 28,   February 28,  February 29,  February 28,   February 28,
  Balance Sheet Data:                   2006           2005          2004          2003           2002
---------------------               ------------   ------------  ------------  ------------   ------------
Current assets                      $ 1,857,994    $ 2,007,181   $ 2,077,307   $   476,353    $   672,823
Total assets                         14,763,455      3,181,370     2,231,345       683,056        866,638
Current liabilities                   3,105,986      1,462,103       254,058       796,187        645,389
Long-term liabilities                       -0-            -0-           -0-        83,333            -0-
Stockholders' equity (deficiency)    11,587,926      1,719,267     1,977,287      (196,464)       221,249
Working capital                      (1,247,992)       545,078     1,823,249      (319,834)        27,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to the statements included in Item 8 of this Report. These disclosures have been determined to be in accordance with United States' Generally Accepted Accounting Principles (GAAP).

Executive Summary:

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

This approach has resulted in the development of a range of core technologies, and our presence in a number of different but related segments of the medical device market. We are aggressive in the development and defense of our intellectual property assets and have an intellectual property portfolio several times the size of many comparably sized companies.

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

Over the past year, we exceeded $1 million in revenue from licensing, MRI testing, and consulting to the industry, plus additional revenue not yet realized which will be recognized in the next fiscal year. Second, we have established a relationship with the U.S. Food and Drug Administration (FDA), which resulted in the announcement of a Cooperative Research and Development Agreement (CRADA) to help develop standards for making pacemakers, defibrillators and neurostimulators safe with MRI.

Third, we have developed a series of technologies improving upon implantable devices including an MRI visible vena cava filter and MRI visible stents, and refinements to our technology for MRI safe pacemaker and neurostimulator leads. In addition, we have developed market opportunities for an MRI safe and image compatible ceramic motor and we have acquired additional technologies for improving MRI contrast agents.

Fourth, we made progress on a competitive cardiac assist device, the MYO-VAD(TM), through our relationship with Myotech, LLC.

Separately, we made strides in the technology to improve drug elution and drug delivery systems using nanomagnetic particle technology and we established a relationship with NaturalNano (OTCBB: NNAN) for the exclusive use of jointly developed technologies for extracting, separating, and characterizing halloysite nanotubes, useful for the delivery of drugs and other agents for extended release. In a related area, we are developing thin film nanotechnology for a system for generating power for implantable devices from body heat, which we are co-developing with NASA.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Stales of America. In preparation of those financial statements, we apply various accounting policies. We also make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements. Although our accounting policies and certain estimates and assumptions are disclosed within the notes to our consolidated financial statements, the following is a discussion of the accounting policies, estimates and assumptions we believe are most critical.

Principles of Consolidation

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

Investments in Other Entities

Our minority interest investment in Myotech LLC is accounted for under the equity method because we have the ability to exercise significant influence, but not control. This means that our investment in Myotech LLC is adjusted at each balance sheet date to reflect capital contributions made, dividends received, and our respective share of such affiliate's losses.

Our investment in New Scale Technologies, Inc., a nonpublic entity, represents a 10% common stock ownership interest and is carried at cost.

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

The Company recognizes revenues from testing services and consulting fees as services are performed.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include, but are not limited to, research salaries, patent attorney professional fees, research consulting, and funding of various research projects.

Stock Based Compensation
The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

Effective March 1, 2006, the Company is required to adopt provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment", which replaces SFAS 123 and supercedes APB No. 25. Under provisions of SFAS 123R, compensation cost relating to share-based payment transactions will be recognized in the financial statements as compensation expense based upon alternative fair value models. For additional details, please refer to the discussion in Item 8, "Financial Statements and Supplemental Data", Footnote 1, "Principal Business Activity and Summary of Significant Accounting Policies", caption "Stock Options".

Summary of Results

In 2006, we reported revenues of $1,044,861 and a net loss of $(14,315,029), or $(0.19) loss per diluted share, compared to no revenues and a net loss of $(5,793,547) or $(0.08) per diluted share for 2005. For the year ended February 28, 2006, the non-cash charge to earnings for stock options granted was $4,609,778, of which $4,244,280 related to the vesting, during the first and second quarters, of contingent options previously granted to executive officers and non-employee directors that vested upon the achievement of specified performance-based milestones. These particular options, because they are not "fixed and determinable," must be expensed for any intrinsic value at the time and to the extent that they vest. The calculated amounts resulted in a non-cash charge in the statement of operations and an offsetting credit to additional paid-in capital.

Results of Operations

Comparison of the Years Ended February 28, 2006 and 2005

      Revenues. The total revenues for the year ended February 28, 2006 were $1.045 million compared to no revenues in 2005. Our 2006 revenues pertain to $0.704 million in development payments and license fees from our licensing agreement with Boston Scientific Scimed, Inc. and $0.341 million from our MRI testing services and consulting fees in Biophan Europe.

Operating Expenses

      Research and Development. These expenses primarily consist of the personnel-related, technical consulting, professional fees for patent attorneys, and license fees. For the year ended February 28, 2006, these expenses increased by 129% or $3.405 million to $6.035 million compared to $2.630 million for 2005. The most significant increase was caused by a 57% increase, or $1.948 million, in non-cash contingent stock option expense due to the vesting of contingent options that vested upon the achievement of specified performance-based milestones In addition, we increased funding by approximately $0.750 million in various research and development projects; we increased our cost of licensing fees by $0.505 million; and we incurred increased expenses of $0.273 million due to additional professional staff and salary increases for current staff.

      General and Administrative. General and administrative expenses include the costs of personnel-related expenses for the administrative, legal, finance, information technology, and communications functions. For the year ended February 28, 2006, these expenses rose by 148%, or $4.950 million to $8.287 million compared to $3.337 million for 2005. Of this increase, approximately 46%, or $2.296 million, pertained to non-cash contingent stock option expense due to the vesting of contingent options that vested upon the achievement of specified performance-based milestones. Outside services increased by $1.271 million, consisting primarily of additional legal and financial consulting and communications expenses, combined with $0.333 million in added costs for added staff and increased salaries, and $0.219 million for travel and other administrative expenses.

Other Income (Expense)
      Interest Expense. We incurred interest expense amounting to approximately $1.141 million primarily related to a $5 million line of credit from Biomed Solutions, LLC ("Biomed"), which included a beneficial conversion feature of approximately $1.0 million. The discount is being amortized over the term of the line of credit. The Company incurred no interest expense in 2005

      Equity Loss on Investment. This loss is a pro rata share of the loss incurred by Myotech, LLC ("Myotech") for the three months ended February 28, 2006. As further described in Note 6 - "Investment" in the "Notes to the Consolidated Financial Statements," effective November 30, 2005, the Company made a combined investment in and advances to Myotech of $11.8 million. This investment reflects a 38% minority interest in Myotech. We account for this investment using the equity method of accounting. This means that our investment in Myotech, LLC is adjusted at each balance sheet date to reflect capital contributions made, dividends received and our respective share of Myotech's losses.

Comparison of the Years Ended February 28, 2005 and February 29, 2004
      Revenues. The Company recorded no revenues for the year ended February 28, 2005, and $75,000 in revenues from a single development payment in the year ended February 29, 2004.

Operating Expenses
      Research and Development. Research and development expenses primarily consist of the personnel-related, technical consulting, professional fees for patent attorneys, and license fees. For the year ended February 28, 2005, these expenses increased by $1.39 million or from $1.240 million to $2.630 million. The increased expenses were due primarily to approximately $0.4 million in increased outside patent attorney services, $0.5 million in increased stent project funding with Alfred University, and $0.2 million in increased technical consulting expenses.

      General and Administrative. General and administrative expenses include the costs of personnel and related expenses for the administrative, legal, finance, information technology and communications functions. For the year ended February 28, 2005, these expenses rose by approximately $1.3 million to $3.337 million compared to $1.996 million for 2004. This increase was due primarily to $1.0 million in communications expenses and an increase of $0.3 million in legal and financial consulting fees.

Other Income (Expense)
      Interest Expense We incurred no interest expense in 2005 and $0.730 million in 2004. We recorded a discount on a note from Biomed due to a beneficial conversion feature on the note. The discount was amortized over the term of the note.

Related Party Transactions

The Company has affiliations with three entities, Biomed Solutions, LLC ("Biomed"), Technology Innovations, LLC ("TI"), and Myotech, LLC ("Myotech") that are related by virtue of common management personnel and stock ownership. During the years ended February 28, 2006, 2005, and February 29, 2004, the Company charged Biomed and Myotech for services of certain Company personnel. The total of these charges was $197,362, $161,014, and $85,584, respectively. The Company also charges Biomed, TI, and Myotech for expenses allocable to and paid on their behalf. During the years ended February 28, 2006, 2005, and February 29, 2004 expenses paid by the Company on their behalf were approximately $762,000, $240,000, and $120,000, respectively. At February 28, 2006, the combined balances due from these related parties was $41,577. The amounts do not bear interest and the Company received payment within forty-five days.

During the year ended February 28, 2006, and 2005, the Company was billed $93,000, and $9,000, respectively, for legal services provided by Bramson & Pressman of which Robert S. Bramson, a director of the Company, is a partner. Also, Steven Katz & Associates, Inc. of which Steven Katz, a director of the Company is an owner, billed the Company $110,000 during the year ended February 28, 2006, for consulting services.

Liquidity and Capital Resources

On June 30, 2005, we executed a definitive equity investment agreement and a technology license with Boston Scientific Scimed. In the equity transaction, which closed on August 2, 2005, we issued 1,653,193 shares of common stock to Boston Scientific Scimed for an aggregate purchase price of $5 million, reflecting a per share price of $3.02, which represents a 10% premium over the average of the closing price for the 30 calendar-day period prior to the closing. The technology license included an upfront payment of $750,000 (which we received on August 2, 2005), and annual maintenance fees, in addition to royalties and milestone payments.

To ensure that we would have adequate cash on hand for pending activities, on May 27, 2005, we entered into a line of credit agreement with our affiliate, Biomed, providing for a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum and are convertible at 90% of the average closing price for the 20 trading days preceding the date of the borrowing. In June 2005, the full $2 million was loaned and Biomed received warrant coverage of 500,000 shares priced at 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The independent board members of Biophan negotiated and approved this credit facility. The terms of this credit facility are considered to be better than are available from commercial lending sources. On August 31, 2005, Biomed elected to convert $1 million of the outstanding loan, plus accrued interest to date, into 480,899 shares of our common stock. On October 7, 2005, we repaid $500,000 of principal plus all accrued interest on the outstanding loan. Biomed has extended until August 31, 2006 the due date for our repayment of the remaining $500,000.

On May 27, 2005, we cancelled a previous financing agreement with SBI Brightline Consulting, LLC and entered into a new agreement with its affiliate, SBI Brightline XI, LLC providing a $30 million fixed price commitment to purchase, upon our demand, up to 10 million shares of our common stock at an average price of $3 per share, with a range from $2 a share to $4 a share, which must be taken in sequential tranches of 1 million shares each. We amended this financial agreement on January 8, 2006, to clarify a minor ambiguity in the agreement related to the closing dates. There are no warrants or fees associated with this agreement. SBI's obligation to purchase the shares is subject to the condition that the shares be registered for resale under the Securities Act of 1933. We have filed with the SEC a registration statement on Form S-3 covering the shares issuable to SBI Brightline, but the registration statement has not yet been declared effective. We believe that the proceeds from sales of shares to SBI Brightline, together with anticipated payments by Boston Scientific Scimed, will satisfy our liquidity requirements for at least the next 12 months.

Effective November 30, 2005, we entered into a Securities Purchase Agreement with Myotech, LLC to acquire a substantial minority interest in Myotech, LLC with the right to acquire a controlling interest. The acquisition involved approximately $11.1 million of newly issued shares of our common stock and cash advances in exchange for Class A units in Myotech, LLC. The independent members of our Board of Directors negotiated, recommended and approved all terms of this transaction. Our Board of Directors, including the independent members, determined that the transaction was in the best interests of Biophan.

New Accounting Standards

Other than SFAS No. 123R, "Share-Based Payment," which requires compensation cost related to share-based payment transactions be recorded as actual expense, we do not believe there are any recently issued, but not yet effective accounting pronouncements that will have a material effect on our financial reporting.

                      Licensing and Joint Venture Strategy

Boston Scientific License

On June 30, 2005, we entered into a licensing agreement with Boston Scientific Scimed, Inc. The agreement provides Boston Scientific with the right to use Biophan's MRI safety and image compatibility technology and other technologies in a broad range of exclusive and non-exclusive product areas at royalty rates of 3% to 5%. The exclusive product area includes vascular implants and RF ablation catheters, and the non-exclusive product area covers a broad array of medical devices including pacemakers, defibrilators, neurostimulators, catheters, and guidewires. Boston Scientific has the right to sub-license the exclusive product areas to third parties, with Biophan and Boston Scientific to share all proceeds from these sub-licensees. The agreement also provides for milestone payments to Biophan for specific product areas which may be as high as several million dollars per product. In addition, the agreement required Boston Scientific to make an initial upfront payment to Biophan of $750,000 (which will not be an offset to future earned royalties); make annual minimum royalty and substantial annual earned royalty payments; and receive a right of first negotiation on new technologies acquired by Biophan in the fields of MRI safety and image compatibility. The initial $750,000 payment was made on August 2, 2005, and recognized as revenue over the next twelve months. Accordingly, one half of the payment, or $375,000 was recorded as revenue in the fiscal year ended February 28, 2006.

In December 2005, we received $250,000 for the first annual minimum payment under our license. The agreement calls for milestone payments upon achievement of significant project milestones, with some of these milestones in the multi-million dollar range, and requires payment of royalties for products sold incorporating our technologies. Boston Scientific has sublicensing rights to certain technologies, sharing revenue with Biophan, and other product lines will revert to Biophan in the event of non-performance. The agreement includes rights to our technology for making pacemakers, defibrillators, and neurostimulators safe and image compatible for use with MRI.

Acquisition of Intellectual Assets

We currently have an overall estate of 213 patents, including 156 U.S. patents, inclusive of those assigned and licensed, filed applications, allowed, and issued patents. Of these, 50 U.S. patents have issued. Additionally, we have 57 international patents or applications in process. We believe that a strong and broad intellectual property portfolio is vital to our ability to achieve and maintain royalties and product sales to major industrial partners across our product lines.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the year ended February 28, 2006, foreign currency translation gains were approximately $6,000 as a result of consolidating our foreign subsidiaries. During the year, we did not engage in any foreign currency hedging activities

We do not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the year ended February 28, 2006, foreign currency translation gains were approximately $6,000 as a result of consolidating our foreign subsidiaries. During the year, we did not engage in any foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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

       Statement of Operations                                               F-3

       Statement of Stockholders' Equity                              F-4 -  F-7

       Statement of Cash Flows                                        F-8 -  F-9

       Notes to Consolidated Financial Statements                    F-10 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Shareholders
Biophan Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Biophan Technologies, Inc. and Subsidiaries (a development stage company) as of February 28, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period then ended February 28, 2006, and the amounts in the cumulative column in the consolidated statements of operations, stockholders' equity, and cash flows for the period from March 1, 2000 to February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period then ended February 28, 2006. Additionally, the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2006 are fairly presented, in all material respects, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as February 28, 2006, based on criteria established in Internal Control - Integratred Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2006 expressed an unqualified opinion thereon.


/s/GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 26, 2006

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                          February 28,
                                                                          ------------
                              ASSETS                                2006              2005
                                                                 -------------  ------------
Current assets:
     Cash and cash equivalents                                   $   1,441,178  $    753,288
     Accounts receivable                                               162,558             -
     Stock subscriptions receivable                                          -       900,000
     Due from related parties                                           41,577       220,959
     Prepaid expenses                                                  131,633        91,596
     Other current assets                                               81,048        41,338
                                                                 -------------  ------------
                                     Total current assets            1,857,994     2,007,181

Property and equipment, net                                             91,434        73,518

Other assets:
     Intellectual property rights, net of amortization                 943,165       997,738
     Investment in New Scale Technologies, Inc.                        100,000       100,000
     Investment in  and advances to Myotech, LLC                    11,767,062             -
     Security deposit                                                    3,800         2,933
     Deferred tax asset, net of valuation allowance
    of $7,560,000 and $4,787,000, respectively                               -             -
                                                                 -------------  ------------
                                                                    12,814,027     1,100,671
                                                                 -------------  ------------
                                                                 $  14,763,455  $  3,181,370
                                                                 =============  ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                       $   1,081,960  $  1,037,103
     Line of credit - related party, net of discount
         of $1,323,921                                               1,476,079             -
     Due to related parties                                             27,114             -
     Deferred revenue                                                  520,833       225,000
     Note payable                                                            -       200,000
                                                                 -------------  ------------
                                     Total current liabilities       3,105,986     1,462,103

Minority interest                                                       69,543             -

Stockholders' equity:
Common stock, $.005 par value:
Authorized,  125,000,000 shares
Issued and outstanding , 81,805,243 and
           74,317,832 shares, respectively                             409,026       371,589
     Additional paid-in capital                                     42,979,203    18,982,952
     Stock subscription receivable                                           -      (150,000)
     Deficit accumulated during the
        development stage                                          (31,800,303)   (17,485,274)
                                                                 -------------  ------------
                                                                    11,587,926     1,719,267
                                                                 -------------  ------------
                                                                 $  14,763,455  $  3,181,370
                                                                 =============  ============


See notes to consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
 -------------------------------------------------------------------------------

                                                                                        Period from August
                                                             Year Ended                  1, 1968 (date of
                                               February 28,           February 29,        inception) to
                                         2006            2005             2004          February 28, 2006
Revenues:
      Development payments          $      225,000    $            -    $       75,000    $      300,000
      License Fees                         479,166                --                --           479,166
     Consulting fees                       340,695                --                --           340,695
                                    --------------    --------------    --------------    --------------
                                         1,044,861                --            75,000         1,119,861

Operating expenses:
     Research and development            6,034,994         2,629,980         1,240,439        12,340,805
     General and administrative          8,286,687         3,337,185         1,911,003        17,660,639
     Write-down of intellectual
        property rights                         --                --                --           530,000
                                    --------------    --------------    --------------    --------------
                                        14,321,681         5,967,165         3,151,442        30,531,444
                                    --------------    --------------    --------------    --------------

Operating loss                         (13,276,820)       (5,967,165)       (3,076,442)      (29,411,583)

Other income(expense):
     Interest expense                   (1,140,866)               --          (729,527)       (2,871,789)
     Interest income                        70,701            11,869             1,815           129,148
     Equity loss in investment            (222,992)               --                --          (222,992)
     Other income                          254,948           161,749            85,584           731,356
     Other expense                              --                --                --           (65,086)
                                    --------------    --------------    --------------    --------------
                                        (1,038,209)          173,618          (642,128)       (2,299,363)

Loss from continuing operations        (14,315,029)       (5,793,547)       (3,718,570)      (31,710,946)

Loss from discontinued operations               --                --                --           (89,357)
                                    --------------    --------------    --------------    --------------

Net loss                            $  (14,315,029)   $   (5,793,547)   $   (3,718,570)   $  (31,800,303)
                                    ==============    ==============    ==============    ==============

Loss per common share - basicand
    diluted                         $        (0.19)   $        (0.08)   $        (0.08)
                                    ==============    ==============    ==============

Weighted average shares
    outstanding                         77,014,450        69,263,893        44,017,010
                                    ==============    ==============    ==============

See notes to consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2006
--------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                      Accumulated
                                                                         Additional          Stock     During the    Stockholders'
                                                    Number      Common      Paid-in   Subscription    Development           Equity
                                                 of Shares       Stock      Capital     Receivable          Stage     (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------
1969-1993 - 382,130 shares issued for
services for $.05 per share                        382,130      $1,911      $17,196                                        $19,107

1970 - 1,405,000 shares issued for
mining rights for $.05 per share                 1,405,000       7,025       63,225                                         70,250

Net loss from inception through
 February 28, 1998                                                                                        (89,357)         (89,357)
----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1998                     1,787,130       8,936       80,421                       (89,357)              --

1999 - 10,000 shares issued for
services for $.05 per share                         10,000          50          450                                            500

1999 - 1,000,000 shares issued for
services for $.005 per share                     1,000,000       5,000                                                       5,000

Net loss for the year ended
 February 28, 1999                                                                                         (5,500)          (5,500)
----------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 1999                     2,797,130      13,986       80,871                       (94,857)              --

2000 - 1,000,200 shares issued
 for services for $.005 per share                1,000,200       5,001                                                       5,001


Net loss for the year ended
 February 29, 2000                                                                                         (5,001)          (5,001)
----------------------------------------------------------------------------------------------------------------------------------
Balance at February 29, 2000                     3,797,330      18,987       80,871                       (99,858)              --

2000 - 250,000 shares issued for
services for $.005 per share                       250,000       1,250                                                       1,250

2000 - Expenses paid by stockholder                                           2,640                                          2,640

2000 - 10,759,101 shares issued for
 acquisition of Antisense Technology, Inc       10,759,101      53,795      121,205                                        175,000

2000 - 10,759,101 shares issued for
 cash for $.005 per share                       10,759,101      53,796      121,204                                        175,000

Net loss for the year ended
 February 28, 2001                                                                                       (729,130)        (729,130)
----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2001                    25,565,532     127,828      325,920                      (828,988)        (375,240)

2001 - 2,399,750 shares issued for
cash for $1.00 per share                         2,399,750      11,999    2,387,751                                      2,399,750

2001 - 468,823 shares issued for interest          468,823       2,344      466,479                                        468,823

2001 - Redemption of 200,000 shares               (200,000)     (1,000)                                                     (1,000)


                                                     CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2006
--------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                      Accumulated
                                                                         Additional          Stock     During the    Stockholders'
                                                    Number      Common      Paid-in   Subscription    Development           Equity
                                                 of Shares       Stock      Capital     Receivable          Stage     (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------
2001 - 1,315,334 shares issued upon
 conversion of bridge loans at $.75
per share                                       1,315,334       6,576       979,924                                       986,500

2001 - Offering costs associated with
 share issuances for cash                                                  (254,467)                                      (254,467)

2002 - Grant of stock options for services                                  702,800                                        702,800
Net loss for the year ended
 February 28, 2002                                                                                     (3,705,917)      (3,705,917)
----------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2002                   29,549,439     147,747     4,608,407                    (4,534,905)         221,249

2002 - Shares issued for cash for
  $.34 per share                                  993,886       4,969       337,461                                        342,430

2002 - Shares issued for cash for
  $.15 per share                                1,192,874       5,964       167,002                                        172,966

2002 to 2003 - Shares issued for cash for
  $.25 per share                                5,541,100      27,706     1,357,569                                      1,385,275

2002 to 2003 - Shares issued as commissions
  on offerings                                    357,394       1,787        (1,787)                                            -

2002 to 2003 Cash commissions on offerings                                 (119,488)                                      (119,488)

Offering costs                                                              (45,644)                                       (45,644)

Grant of stock options for services                                         485,000                                        485,000

Intrinsic value of beneficial conversion
feature
  of note payable and MRI liability                                         800,000                                        800,000
Net loss for the year ended
  February 28, 2003                                                                                    (3,438,252)      (3,438,252)
----------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2003                   37,634,693     188,173     7,588,520                    (7,973,157)        (196,464)

2003 - Shares issued upon conversion of
  related party loans at $.14 per share         1,268,621       6,343       177,607                                        183,950

2003 - Shares issued upon conversion of
  stockholder loan plus accrued interest
  at $.20 per share                               775,000       3,875       151,693                                        155,568

2003 - Shares issued for cash pursuant to
  equity line of credit at prices from
  $.11 to $.23 per share                        3,325,757      16,629       474,561                                        491,190

2003 - Shares issued for option exercises
  at $.14 per share                             3,000,000      15,000       412,847                                        427,847

                                                     CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2006
--------------------------------------------------------------------------------

                                                                                                             Deficit
                                                                                                         Accumulated
                                                                            Additional          Stock     During the   Stockholders'
                                                       Number      Common      Paid-in   Subscription    Development          Equity
                                                    of Shares       Stock      Capital     Receivable          Stage    (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
2004 - Shares issued for warrant exercises
  at $.25 and $.50 per share                         995,940         4,980        327,864                                   332,844

2004 - Shares issued for cash pursuant to
  stock purchase agreement at prices from
  $.15 to $.40 per share                          11,000,000        55,000      2,845,000                                 2,900,000

2004 - Shares issued upon conversion of
  related party loans at $.10 per share            7,945,000        39,725        754,775                                   794,500

Offering costs                                                                   (209,528)                                 (209,528)

Grant of stock options for the year                                               565,000                                   565,000

Intrinsic value of beneficial conversion
  feature of note payable                                                         250,950                                   250,950

Net loss for the year ended February 29, 2004                                                            (3,718,570)     (3,718,570)
------------------------------------------------------------------------------------------------------------------------------------

Balance at February 29, 2004                      65,945,011       329,725     13,339,289          -    (11,691,727)      1,977,287

2004 - Shares issued for option exercise
  at $.32 per share                                   70,000           350         22,050                                    22,400

 2004 - Shares issued for option exercise
  at $.50 per share                                   24,999           125         12,375                                    12,500

2004 -Shares issued upon  exercise of
warrants  at $.25 per share                          868,700         4,343        212,832                                   217,175

 2004 - Shares issued upon  exercise of
warrants  at $.50 per share                          926,700         4,634        458,716                                   463,350

2004 - Shares issued upon  exercise of
warrants  at $1.00 per share                         108,375           542        107,833                                   108,375

2004 - Shares issued upon cashless exercise
      of warrants                                     74,047           370           (370)                                        -

2004 - 2005 - Shares issued for cash pursuant to
  stock purchase agreement at prices from
  $.60 to $.70 per share                           6,000,000        30,000      3,870,000                                 3,900,000
 2005 - Restricted shares issued  in connection
   with employment agreements at
   $1.34 per share                                   200,000         1,000        267,000                                   268,000

2005 - Restricted shares issued  in connection
   with acquisition of Biophan Europe at
   $1.34 per share                                   100,000           500        133,500                                   134,000

Offering costs                                                                    (41,998)                                  (41,998)

                                                     CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2006
--------------------------------------------------------------------------------

Grant of stock options for services                                          201,000                                        201,000

Section 16(b) short swing profits                                            400,725                                        400,725

Stock subscription receivable                                                              (150,000)                       (150,000)

Net loss for the year ended February 28, 2005                                                           (5,793,547)      (5,793,547)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2005                    74,317,832   $ 371,589  $ 18,982,952     $ (150,000)  $(17,485,274)      $1,719,267

2005 - Shares issued for option exercise
  at $.50 per share                                 74,998         375        66,208                                         66,583

2005 - Shares issued for option exercise
  at $.67 per share                                 12,500          63         8,312                                          8,375

2005 - Shares issued for option exercise
  at $1.00 per share                               136,667         683       106,901                                        107,584


2005 -Shares issued upon  exercise of
warrants  at $.16 per share                         54,054         270         8,379                                          8,649

2005 -Shares issued upon  exercise of
warrants  at $.39 per share                         12,500          62         4,813                                          4,875

2005 -Shares issued upon  exercise of
warrants  at $.41 per share                         17,520          88         7,095                                          7,183

2006 - Restricted shares issued  in connection
   with acquisition of Biophan Europe at
   $1.34 per share                                 100,000         500       133,500                                        134,000

2006 - Shares issued for acquisition of
Minority interest in Myotech, LLC
 at $2.10 per share                              4,923,080      24,615    10,313,853                                     10,338,468

2006  - Shares issued pursuant to investment
Agreement with Boston Scientific
  at $3.02 per share                             1,653,193       8,266     4,991,734                                      5,000,000

2006  - Restricted shares issued pursuant to
  license agreement at $1.72 per share              22,000         110        37,730                                         37,840

2006 - Shares issued upon conversion of
      related party loans at $2.12 per share       480,899       2,405     1,017,101                                      1,019.506

Beneficial conversion feature of
      note payable                                                         2,395,485                                      2,395,485

Stock options issued for services                                          4,609,778                                      4,609,778

Section 16(b) short swing profits                                            295,362                                        295,362

Stock subscription receivable                                                               150,000                         150,000

Net loss for the year ended February 28, 2006                                                          (14,315,029)     (14,315,029)
                                                -----------------------------------------------------------------------------------
Balance at February 28, 2006                    81,805,243     409,026    42,979,203               -   (31,800,303)      11,587,926
                                                ====================================================================================

                                  See notes to consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Period from
                                                                                   Year Ended                           August 1,
                                                              -------------------------------------------------      1968 (date of
                                                                          February 28,                               inception) to,
                                                              -------------------------------       February 29,       February 28
                                                                    2006              2005              2004              2006
                                                              -------------     -------------       -----------      -------------
Cash flows used for operating activities:
  Net loss                                                    $ (14,315,029)    $  (5,793,547)      $(3,718,570)     $ (31,800,303)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Amortization of intellectual property rights                   54,573                -                 -             54,573
       Depreciation                                                   43,068           28,020            23,643            135,261
       Loss on disposal of equipment                                   1,505                -                 -              1,505
       Realized and unrealized losses on marketable
       securities                                                          -                -                 -             66,948
       Accrued interest on note converted to common
       stock                                                          19,506                -            11,998             31,504
       Amortization of interest on convertible notes payable               -                -           667,617          1,050,950
       Write-down of intellectual property rights                          -                -                 -            530,000
       Amortization of discount on payable to related
       party                                                       1,071,564                -                 -          1,146,564
       Issuance of common stock for services                               -          268,000                 -            369,108
       Issuance of common stock for acquisition of
       licensing rights                                              171,840                -                 -            171,840
       Issuance of common stock for interest                               -                -                 -            468,823
       Grant of stock options for services                         4,609,778          201,000           565,000          6,563,578
       Expenses paid by stockholder                                        -                -                 -              2,640
       Equity loss on investment                                     222,992                -                 -            222,992
       Minority interest                                              69,543                -                 -             69,543
  Changes in operating assets and liabilities:
     (Increase) decrease in advances receivable                            -                -            10,127                  -
     (Increase) decrease in accounts receivable                    (162,558)                -                 -          (162,558)
     (Increase) decrease in due from related parties                 179,382         (186,737)           (9,854)           (41,577)
     (Increase) decrease in prepaid expenses                        (40,037)          (22,411)            21,738          (131,633)
     (Increase) decrease in other current assets                    (39,710)                -                 -           (39,710)
     (Increase) decrease in security deposits                          (867)                -                 -            (3,800)
     Increase (decrease) in accounts payable and
        accrued expenses                                              44,857          405,821           (89,158)           691,405
     Increase (decrease) in due to related parties                    27,114                -            (9,401)           (16,382)
     Increase (decrease) in deferred revenues                        295,833          225,000                 -            520,833
                                                                 -------------------------------------------------------------------
Net cash used in operating activities                             (7,746,646)      (4,874,854)       (2,526,860)       (20,097,896)

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Period from
                                                                                   Year Ended                           August 1,
                                                              -------------------------------------------------      1968 (date of
                                                                          February 28,                               inception) to,
                                                              -------------------------------       February 29,       February 28
                                                                    2006              2005              2004              2006
                                                              -------------     -------------       -----------      -------------

Cash flows used for investing activities:
     Purchases of property and equipment                             (62,489)        (39,302)           (21,625)          (227,178)
     Sales of marketable securities                                        -       1,150,000            302,000          2,369,270
     Purchase of investment                                                -        (100,000)                 -          (100,000)
     Investment in and advances to Myotech, LLC                   (1,651,585)              -                  -        (1,651,585)
     Cash paid for acquisition of Biophan Europe,
        net of cash received of $107,956                                   -        (258,874)                 -          (258,874)
     Purchases of marketable securities                                    -               -         (1,150,000)        (2,436,218)
                                                              -------------- ---------------   ----------------   ----------------
Net cash provided by (used in) investing activities               (1,714,074)         751,824          (869,625)        (2,304,585)

Cash flows provided by financing activities:
     Proceeds of bridge loans                                              -               -                  -            986,500
     Loan from stockholder                                                 -               -                  -            143,570
     Line of credit borrowing from related party                   4,300,000               -            250,950          4,850,950
     Line of credit payments                                        (500,000)              -            (72,500)          (572,500)
     Notes payable                                                  (200,000)              -                  -           (200,000)
     Proceeds from sales of capital stock                          6,050,000       2,850,000          3,252,200         16,263,849
     Exercise of options                                             182,541          34,900            427,847            645,288
     Exercise of warrants                                             20,707         788,900            332,844          1,142,451
     Swing profits                                                   295,362         400,725                  -            696,087
     Deferred equity placement costs                                       -         (22,107)           (19,891)          (112,536)
                                                              -------------- ---------------   ----------------   ----------------
Net cash provided by financing activities                         10,148,610       4,052,418          4,171,450         23,843,659
                                                              -------------- ---------------   ----------------   ----------------

Net increase (decrease) in cash and equivalents                      687,890         (70,612)           774,965          1,441,178

Cash and equivalents, beginning                                      753,288         823,900             48,935                  -
                                                              -------------- ---------------   ----------------   ----------------

Cash and equivalents, ending                                    $  1,441,178      $  753,288         $  823,900       $  1,441,178
                                                              ============== ===============   ================   ================
Supplemental schedule of cash paid for:
      Interest                                                   $     9,800        $      -           $      -         $    9,800
                                                              ============== ===============   ================   ================

Continued on next page

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Period from
                                                                                   Year Ended                           August 1,
                                                              -------------------------------------------------      1968 (date of
                                                                          February 28,                               inception) to,
                                                              -------------------------------       February 29,       February 28
                                                                    2006              2005              2004              2006
                                                              -------------     -------------       -----------      -------------
Supplemental schedule of non-cash investing and
  financing activities:

  Allocation of proceeds from line of credit - related party
     to beneficial conversion feature and warrants               $  2,395,485     $          -      $          -      $  2,395,485
                                                              ===============  ================ ================= =================
  Issuance of common stock upon conversion
    of  LOC loans                                                $  1,000,000     $          -      $  978,450        $  1,978,450
                                                              ===============  ================ ================= =================
  Issuance of common stock for the acquisition of
     A 35% interest in Myotech, LLC                              $ 10,338,468     $          -      $          -      $ 10,338,468
                                                              ===============  ================ ================= =================
  Issuance of common stock as part of
    License Agreements                                           $    171,840     $          -      $          -      $         -
                                                              ===============  ================ ================= =================
  Common stock issued for subscription receivable                $          -     $  1,050,000      $          -      $  1,050,000
                                                              ===============  ================ ================= =================
  Liabilities assumed in conjunction with acquisition of
    51% interest in Biophan Europe and certain
    intellectual property rights:
          Fair value of assets acquired                                           $  1,105,714

          Cash paid                                                                   (366,830)

          Promissory note issued                                                      (200,000)

          Restricted stock issued                                                     (134,000)

          Payables incurred                                                           (226,500)
                                                                                     ---------
            Liabilities assumed                                                   $    178,384      $          -      $    178,384
                                                              ===============  ================ ================= =================
  Issuance of common stock upon conversion
    of bridge loans                                             $          -      $          -      $    155,568      $  1,142,068
                                                              ===============  ================ ================= =================
  Acquisition of intellectual property                          $          -      $          -      $          -      $    425,000
                                                              ===============  ================ ================= =================
  Intellectual property acquired through issuance of
     capital stock and assumption of related party payable      $          -      $          -      $          -      $    175,000
                                                              ===============  ================ ================= =================


See notes to consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

PRINCIPAL BUSINESS ACTIVITIES

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

The Company recognizes revenues from testing services and consulting fees as services are performed.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times throughout the year, the Company has balances on account in excess of insured limits.

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE

Accounts receivable are reported at their outstanding unpaid principal balances. The Company writes off accounts receivable when they are deemed uncollectible. The Company has historically experienced insignificant amounts of bad debts.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for significant property and equipment categories are as follows:

      Computers                           5 years
      Furniture and equipment             5 to 7 years
      Internet website                    7 years

INTANGIBLE ASSETS

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset,
(2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Also, at each balance sheet date, the Company evaluates the period of amortization of intangible assets.

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

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
STOCK OPTIONS

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


                                                                    Year Ended
                                       Year ended February 28,     February 29,
                                     ---------------------------   ------------
                                         2006           2005           2004
                                     -------------  ------------   ------------
Net loss - as reported               $(14,315,029)  $ (5,793,547)  $ (3,718,570)
Add: Stock-based employee
 compensation expense included
 in reported net loss, net of
 related tax effects                    4,384,530        201,000        118,000
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects            (6,520,862)      (342,000)      (241,000)
                                     ------------   ------------   ------------
Net loss - pro forma                  (16,451,361)    (5,934,547)    (3,841,570)
                                     ============   ============   ============
Basic and diluted loss
per share - as reported              $      (0.19)  $      (0.08)  $      (0.08)
                                     ============   ============   ============
Basic and diluted loss
per share - pro forma                $      (0.21)  $      (0.08)  $      (0.08)
                                     ============   ============   ============

The Company's assumptions used to calculate the fair values of options issued during the year ended February 28, 2006 were (i) risk-free interest rates of 4.5% through 4.6%, (ii) expected lives of 5 to 10 years, (iii) expected volatility of 60% through 103%, and (iv) expected dividends of zero.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No.
25. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Per APB No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In addition, the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. Under the effective date provisions, the Company is required to implement SFAS No. 123R as of the

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STOCK OPTIONS  (CONTINUED)
first fiscal year after June 15, 2005, which would be March 1, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption will have a material impact on the consolidated results of operations and earnings per share similar to the current pro forma disclosures under SFAS No. 123, as per above.

For the year ended February 28, 2006, the non-cash charge to earnings for stock options granted was $4,609,778 of which $4,244,280 is related to the vesting, during the first and second quarters, of contingent options previously granted to executive officers and non-employee directors that vested on a contingent basis upon the achievement of specified performance-based milestones. These particular options, because they are not "fixed and determinable", do not qualify under the accounting rules for "disclosure only" treatment and accordingly, must be expensed for any intrinsic value at the time and to the extent that they vest. The calculated amounts resulted in a non-cash charge in the statement of operations and an offsetting credit to additional paid-in capital.

ESTIMATES

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

For comparative purposes, certain amounts in the accompanying statement of operations for fiscal 2004 and 2005 have been reclassified to conform to the presentation used for fiscal 2006. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that there are any recently issued, but not yet effective accounting pronouncements that will have a material effect on financial reporting other than SFAS No. 123R as discussed above.

2. BUSINESS COMBINATIONS

Effective June 3, 2004, the Company executed final agreements for the acquisition of a 51% ownership interest in TE Bio, LLC ("TE Bio"), a newly formed limited liability company that acquired an exclusive license to certain technology from Biomed Solutions LLC ("Biomed"), a related party. TE Bio is also owned 46.5% by Biomed, a related company, and 2.5% by Stuart G. MacDonald, Vice-President of Research and Development for the Company. The primary reason for the acquisition was the development of an implantable biothermal battery using body heat gradients to power medical devices. The Payment Agreement (the "Agreement") provides for the investment in TE Bio of $300,000 per year for three years from the Company's working capital. In addition, the Company will provide certain administrative, marketing, and research and development services to TE Bio. The results of operations of TE Bio from June 3, 2004 to February 28, 2005 are included in the accompanying consolidated statement of operations. TE Bio had no significant assets, liabilities or operations at time of acquisition.

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

--------------------------------------------------------------------------------

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
                                                                    ============

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. PREPAID EXPENSES:

Prepaid expenses consist of the following:

                                                                 February 28
                                                              ------------------
                                                                2006      2005
                                                              --------  --------
Prepaid conference fees                                       $ 29,400  $   --

Prepaid insurance                                               22,233    23,071

Prepaid license fees - related company                          15,000      --

Prepaid legal fees                                              30,000    20,000

Prepaid supplies                                                  --      18,125
Prepaid royalties - related company                             35,000    25,000

Other                                                             --       5,400
                                                              --------  --------
                                                              $131,633  $ 91,596
                                                              ========  ========

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                                              February 28,
                                                          ---------------------
                                                             2006       2005
                                                          ---------   ---------
Furniture and Equipment                                   $  96,597   $  66,346
Computers                                                    67,296      45,206
Internet Website                                             54,159      54,159
                                                          ---------   ---------
                                                            218,052     165,711
Less accumulated depreciation                              (126,618)    (92,193)
                                                          ---------   ---------
                                                          $  91,434   $  73,518
                                                          =========   =========

Depreciation expense for the years ended February 28, 2006, 2005 and February 29, 2004 amounted to $43,068, $28,020, and $23,643, respectively. Depreciation expense for the period from August 1, 1968 (date of inception) to February 28, 2006 was $135,261.

5. INTELLECTUAL PROPERTY RIGHTS:

Certain intellectual property rights were acquired on December 1, 2000 in connection with the merger that established the Company in its present form. Additional intellectual property rights were acquired on February 24, 2005 in connection with the acquisition of Biophan-Europe. All such rights encompass the utilization of new proprietary technology to prevent implantable cardiac pacemakers and other critical and life-sustaining medical devices from being affected by MRI and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference. These assets are amortized over the estimated seventeen year economic life of the underlying patents. Estimated amortization expense for the next five years is as follows:
                  Fiscal year ending February,          Amount
                  ----------------------------          ------
                        2007                           $54,570
                        2008                            54,570
                        2009                            54,570
                        2010                            54,570
                        2011                            54,570
Amortization expense for the year ended February 28, 2006 was $54,573. There was no amortization of intellectual properties in previous years.

                    BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
6.  INVESTMENT:

The investment in New Scale Technologies, Inc. represents a 10% investment in the Company's common stock, a non-public company, stated at cost.

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock, par value $.005, for 3,768,488 Class A (voting) units of Myotech. Under the Securities Purchase Agreement, we will also purchase for cash consideration of $2.225 million an additional 811,037 Class A units of Myotech over a six-month period. On February 28, 2006 Biophan has provided $1,185,000 of the additional funding for 431,946 Class A units of Myotech increasing our ownership to 38%. Biophan has also provided an additional amount of funding since February 28, 2006 of $305,000 for which shares have not yet been issued. We are obligated to fund the investment amount, subject to certain conditions. This acquisition is being accounted for under the equity method. The equity loss for the year ended February 28, 2006 was $222,992.

Further, at our discretion, we may purchase up to an additional 3,563,097 Class A units of Myotech for aggregate cash consideration of $9.775 million upon achievement of certain milestones satisfactory to Biophan measured over a 24-month period. Upon the consummation of these additional elective milestone investments, we would hold a majority interest in Myotech.

The following is selected financial data for Myotech, LLC:

                                            February 28, 2006
                                            -------------------
               Total current assets         $           59,608
               Noncurrent assets (1)                 8,524,246
                                            -------------------
               Total assets                 $        8,583,854
                                            ===================
               Current liabilities          $          161,948
               Equity                                8,421,906
                                            -------------------
                                            $        8,583,854
                                            ===================

                                               Three Months
                                              Ended February
                                                 28, 2006
                                            -------------------
               Net loss from operations     $        (628,245)
                                            ===================

               Equity share of loss         $        (222,992)
                                            ===================

    (1) Noncurrent assets includes 4,923,080 shares of Biophan common stock received under the Securities Purchase Agreement

7. LINE OF CREDIT AGREEMENT:

On January 24, 2006, we entered into a Line of Credit Agreement (the "Line of Credit Agreement") with Biomed, a related party, pursuant to which Biomed has committed to make advances to us, in an aggregate amount of up to $5,000,000. Under the Line of Credit Agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days' prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. We are obligated to utilize the entire credit facility. The Company recorded a discount on the borrowings of $2,300,000 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount is being amortized as additional interest expense over the term of the note. During the quarter ended February 28, 2006 amortization of the discount on the note resulted in a non-cash interest expense of $113,404. In connection with the establishment of the credit facility under the Line of Credit Agreement, on January 24, 2006 we issued to Biomed a Stock Purchase Warrant (the "Warrant") entitling Biomed to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. Biomed's purchase rights under the Warrant expire on January 23, 2011. The balance of borrowings on the line was $2,300,000 at February 28, 2006 and $3,450,000 at May 12, 2006. The fair value of the note approximates the principal value of the note.

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed, a related company, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after August 31, 2006 and are convertible, at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
7. LINE OF CREDIT AGREEMENT (CONTINUED):
entire $2 million under the line in two separate draws of $1 million each and, in accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount was amortized as additional interest expense over the term of the note and has been fully amortized as of November 30, 2005. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. During the year ended February 28, 2006 amortization of the discount on the note resulted in a non-cash interest expense of $958,160. The balance of borrowings on the line was $500,000 at February 28, 2006.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                                   February 28,
                                          -------------------------------
                                              2006             2005
                                          --------------  ---------------
          Accounts payable                   $  674,147       $  649,146
          Bonuses - Biophan-Europe              150,000                -
          Accrued payroll and related
            expenses                             70,965           46,738
          License fees                           70,000                -
          Interest payable                       34,112                -
          Other                                  82,736           87,059
          Acquisition fees                            -          254,160
                                          --------------  ---------------
                                             $1,081,960       $1,037,103
                                          ==============  ===============

9.  NOTE PAYABLE:

The note payable at February 28, 2005 in the amount of $200,000, bearing interest at 2.74% per annum, was paid June 1, 2005 to the previous owners of Biophan Europe GmbH (formerly aMRIs GmbH). The note was issued on February 24, 2005 as part of the consideration for the acquisition of a 51% ownership interest in Biophan Europe GmbH. The carrying amount for the note payable approximates its fair value due to the short-term nature of the note.

10. STOCKHOLDERS' EQUITY:

On February 5, 2004, the Company entered into a second stock purchase agreement with SBI Brightline Consulting, LLC ("SBI") that obligates SBI to purchase, upon the Company's election, up to 17,750,000 shares of common stock for an aggregate purchase price of $25.0 million. Currently, only 6,000,000 shares covered by the stock purchase agreement have been registered for resale. SBI will not be obligated to purchase the remaining shares covered by the stock purchase agreement unless and until the Company has registered the resale of such shares by SBI. During the year ended February 28, 2005, the Company elected to sell the 6,000,000 shares to SBI for an aggregate of $3,900,000.

On February 24, 2005, in connection with the acquisition of Biophan Europe (see
Note 2), 100,000 shares of restricted stock, valued at $134,000, were issued, fully charged and accrued to intellectual property rights in the accompanying consolidated balance sheet; and in connection with Employment Agreements of the same date, 200,000 shares of restricted stock valued at $268,000 were issued to two key executives of the German subsidiary company aMRIs GmbH and fully charged to operating expenses in the accompanying consolidated statement of operations.

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
On August 2, 2005, the Company entered into an investment agreement with Boston Scientific Scimed. At that time, 1,653,193 shares of common stock were issued for $5,000,000.

On November 30, 2005, the Company issued 4,923,080 shares of common stock, valued at $19,338,468 for the acquisition of approximately a 35% minority ownership in Myotech, LLC.

On December 6, 2005, in connection with the acquisition of Biophan Europe (see
Note 2), 100,000 shares of restricted stock, valued at $134,000, were issued and fully charged to intellectual property rights in the accompanying consolidated balance sheet.

Also, on December 6, 2005, the Company issued 22,000 restricted shares of common stock valued at $37,840 for the acquisition of licensing rights.

During the years ended February 28, 2006 and 2005, the Company issued 84,074 and 1,903,775 shares of stock upon the exercise of warrants for total proceeds of $20,707 and $788,900, respectively; and issued 74,047 shares upon exercise of cashless warrants during the year ended February 28, 2005. As of February 28, 2006 and 2005, warrants to purchase 3,247,920 and 1,525,029 shares of our common stock were outstanding, respectively. The exercise prices for these warrants range from $.15 per share to $2.49 per share, and the weighted-average exercise price for all of the outstanding warrants is $1.28 per share. In addition, during the years ended February 28, 2006 and 2005, 224,165 and 94,999 shares of stock were issued upon the exercise of options for total proceeds of $182,541 and $34,900, respectively.

Additional paid-in capital was further increased by$4,609,778 and $201,000 of expense related to stock options issued for services during the years ended February 28, 2006 and 2005, respectively. Also, $295,362 and $400,725 of profits were received during the years ended February 28, 2006 and 2005, respectively, from a related company owed pursuant to the "short swing profit" rules of the Securities Exchange Act of 1934.


11. RESEARCH AND DEVELOPMENT COSTS:

Expenditures for research activities relating to intellectual property development and improvement are charged to expense as incurred. Such expenditures amounted to $6,034,994, $2,629,980 and $1,240,439 for the years ended February 28, 2006 and 2005, and February 29, 2004, respectively.

12. COMMITMENTS:

Lease Obligation
The Company is obligated under an operating lease for office space expiring January 30, 2008. The Company may terminate the lease upon ninety days prior written notice to the landlord. Following are the minimum future payments under this lease for the years ending February 28:

                     2007                    $  63,144
                     2008                       57,882
                                             ----------
                                             $  121,026
                                             ==========

Rent expense charged to operations under this operating lease aggregated $62,032, $58,546 and $57,899 for the years ended February 28, 2006, 2005 and
February 29, 2004, respectively. Rent expense charged to operations for the period from August 1, 1968 (Date of Inception) to February 28, 2005 was $246,722.

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

                 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
License Agreements
The Company is obligated under seven license or royalty agreements for patents that expire at various dates through 2025. These agreements may be terminated by the Company with 60 days written notice. Aggregate minimum future payments over the remaining life of the patents under these agreements total $6,352,500. License/royalty expense charged to operations was $594,890, $89,880 and $15,000 for the years ended February 28, 2006, 2005 and February 29, 2004, respectively.

Employment Agreements
Biophan has employment agreements with its executive officers that renew annually unless terminated by either party. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained.

Also, Biophan has an employment contract with an officer that expires November 9, 2007, and Biophan Europe has an employment agreement with a key employee that expires on February 24, 2009. These agreements provide for base salaries, bonuses based on attaining certain milestones, a restricted stock grant and stock options. The aggregate commitment for future base salaries at February 28, 2006, excluding bonuses and other awards approximates $615,000.

13. RELATED PARTY TRANSACTIONS:

The Company has affiliations with three entities, Biomed, Technology Innovations, and Myotech, that are related by virtue of common senior management personnel and stock ownership. During the years ended February 28, 2006, 2005 and February 29, 2004, the Company charged Biomed and Myotech for services of certain Company personnel. The total of these charges was $197,362, $161,014 and $85,584, respectively. The Company also charges Biomed, TI and Myotech for expenses allocable to and paid on their behalf. During the year ended February 28, 2006, 2005 and February 29, 2004 expenses paid by the Company on their behalf was approximately $762,000, $240,000 and $120,000, respectively. At February 28, 2005, the combined balances due from these related parties was $42,063. The amounts do not bear interest and the Company received payment within forty-five days.

During the year ended February 28, 2006, 2005 and February 29, 2004, the Company was billed $93,000, $9,000 and $4,500, respectively for legal services provided by Bramson & Pressman of which Robert S. Bramson, a director of the Company, is a partner.

Steven Katz & Associates, Inc. of which Steven Katz, a director of the Company is an owner, billed the Company $115,000 during the year ended February 28, 2006 for consulting services. No services were billed in preceding years.

Wood & Company, CPA, PC, of which Robert J. Wood, the Company's former CFO is the owner, billed the Company $9,800 for services rendered during the year ended February 28, 2006. No services were billed in preceding years.


14. STOCK-BASED COMPENSATION PLAN:

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

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
The following table summarizes activity in stock options:

                                                     Weighted-
                                                     average
                                                     Exercise
                                         Options       Price
                                      -----------------------
Outstanding at February 28, 2003         2,489,995      $ .48
Granted                                  4,469,998        .17
Forfeited                                 (90,000)        .30
Exercised                              (3,000,000)        .14
                                      -----------------------
Outstanding at February 29, 2004         3,869,993        .39
Granted                                  4,149,859        .96
Forfeited                                       --         --
Exercised                                 (94,999)        .37
                                      -----------------------
Outstanding at February 28, 2005         7,924,853        .69
Granted                                  1,968,331       1.88
Forfeited                                 (74,999)        .83
Exercised                                (224,165)        .81
                                      -----------------------
Outstanding at February 28, 2006         9,594,020      $ .95
                                      =======================
Weighted-average fair value of
options granted during the year
ended:
 February 28, 2006                           $1.54
 February 28, 2005                            $.61
 February 29, 2004                            $.16
                                      ============


The following table summarizes information about stock options outstanding and exercisable at February 28, 2006:
                                                                        Options
                        Options Outstanding                 Options Exercisable
                 ------------------------------------     ---------------------
                                 Weighted     Weighted
                                 Average      Average                   Weighted
                                Remaining    Remaining                  Average
   Range of         Number     Contractual    Exercise        Number    Exercise
Exercise Price   Outstanding       Life        Price       Exercisable   Price
--------------------------------------------------------------------------------
  $.10- $.43      2,175,000    6.32 years        $.25      1,877,500      $.26
  $.50-$1.04      5,032,497    7.22 years        $.82      4,029,997      $.81
 $1.18-$1.26        484,859    7.90 years       $1.21         79,859     $1.21
 $1.56-$2.97      1,901,664    9.43 years       $2.01        517,914     $1.90
--------------------------------------------------------------------------------
  $.10-$2.97      9,594,020    7.49 years        $.95      6,505,270      $.74
================================================================================

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
On February 28, 2006 and 2005, 235,982 and 1,740,148, shares of common stock were reserved for future issuance of stock options.

15. INCOME TAXES:

As of February 28, 2006, the Company had net operating loss carryforwards of approximately $14,080,000 for federal income tax purposes, which expire through 2025.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                        For the Years Ended
                                                     =========================================================
                                                                 February 28,                   February 29,
                                                     -------------------------------------    ----------------
                                                           2006                 2005                2004
                                                     -----------------     ---------------    ----------------
        Tax benefit at U.S. statutory rates                     (34%)               (34%)                (34%)

        Increase in valuation allowance                           34%                 34%                 34%
                                                     -----------------     ---------------    ----------------
                                                                   0%                  0%                  0%
                                                     =================     ===============    ================

                                                                 February 28,
                                                     -----------------------------------
                                                           2006                 2005
                                                     -----------------     ---------------
Deferred tax asset is comprised of the following:

        Net operating loss carryforwards               $    7,400,000         $ 4,627,000
        Write-down of intellectual property rights            160,000             160,000
                                                     -----------------     ---------------
        Total deferred tax asset                            7,560,000           4,787,000

        Valuation allowance                            $   (7,560,000)        $(4,787,000)
                                                     =================     ===============

16. CONTINGENCIES:

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

The Company is pursuing legal claims against one of its former law firms and certain of its attorneys. Review of the firm's work product and bills recently revealed questions about the firm's billing practices and other activities. The amount of potential damages has not yet been quantified. Also, the law firm has asserted claims seeking payment of additional legal fees, which claims the Company has denied. The litigation is in an early stage. While, as with any legal proceedings, no assurance can be given as to ultimate outcome, management believes that the outcome of the litigation will not have a material adverse effect upon the Company's financial condition. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.


                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------
17. QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED)          Year Ended February 28, 2006
                                                            ----------------------------
Quarter ended:                                    May 31       August 31     November 30     February 28
                                            ------------    ------------    ------------    ------------
Revenues                                              $-    $     62,500    $    466,935    $    515,426
Research and development expenses              1,599,742       2,291,762       1,212,239         931,251
General and administrative expenses            1,895,984       1,548,299       3,123,641       1,718,763
Other income (expense)                            85,887        (670,575)        (81,098)       (372,423)
                                            ------------    ------------    ------------    ------------
Net loss                                    $ (3,409,839)   $ (6,023,478)   $ (2,374,701)   $ (2,507,011)
                                            ============    ============    ============    ============

Loss per common share - basic and diluted   $       (.05)   $       (.08)   $       (.03)   $       (.03)
Weighted average shares outstanding           74,417,378      75,129,518      76,814,262      81,797,050

                                                            Year Ended February 28, 2005
                                                            ----------------------------
Quarter ended:                                    May 31       August 31     November 30     February 28
                                            ------------    ------------    ------------    ------------
Revenues                                              $-              $-              $-              $-
Research and development expenses                560,919         573,846         685,469         809,746
General and administrative expenses              433,767         776,804       1,055,312       1,071,302
Other income (expense)                            42,661          48,445          36,089          46,423
                                            ------------    ------------    ------------    ------------
Net loss                                    $   (952,025)   $ (1,302,205)   $ (1,704,692)   $ (1,834,625)
                                            ============    ============    ============    ============

Loss per common share - basic and diluted   $       (.01)   $       (.02)   $       (.02)   $       (.03)
Weighted average shares outstanding           66,419,732      67,665,026      70,029,872      73,031,165


18. VALUATION AND QUALIFYING ACCOUNTS

                                                         Years ended February 28, 2006, 2005 and 2004
                                          -----------------------------------------------------------------------
                                           Balance at          Additions charged                Balance at end of
Description                               beginning of year    to expense (*)       Deductions           year
----------------                          -----------------    -----------------    -----------     ------------
Year ended February 28, 2006:
-----------------------------
Valuation allowance- deferred tax asset   $4,787,000           $2,773,000                 $-0-         $7,560,000

Year ended February 28, 2005:
-----------------------------
Valuation allowance-deferred tax asset    $2,926,000           $1,861,000                 $-0-         $4,787,000

Year ended February 29, 2004:
-----------------------------
Valuation allowance-deferred tax asset    $2,120,000           $  806,000                 $-0-         $2,926,000

(*) Offset to tax benefit of net operating losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Biophan Technologies, Inc. (the "Company") is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Audit Committee of our Company's Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants without management present to ensure that the independent public accountants have free access to the Audit Committee. The Audit Committee's Report can be found in the Definitive Proxy Statement to be issued in connection with the Company's 2006 Annual Meeting of Stockholders.

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2006.

The Company's independent public accountants, Goldstein Golub Kessler LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors. Goldstein Golub Kessler LLP has audited and reported on the consolidated financial statements of Biophan Technologies, Inc., management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting. The reports of the independent public accountants are contained in this Annual Report on Form 10-K.

/s/    Michael L. Weiner
------------------------
Michael L. Weiner
Chief Executive Officer

/s/    Darryl L. Canfield
-------------------------
Darryl L. Canfield
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders
Biophan Technologies, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Biophan Technologies, Inc. maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Biophan Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Biophan Technologies, Inc. maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Biophan Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biophan Technologies, Inc. as of February 28, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2006 and the amounts in the cumulative column in the consolidated statement of operations, stockholders' equity and cash flows for the period March 1, 2000 to February 28, 2006 and our report dated April 26, 2006 expressed an unqualified opinion thereon.

/s/GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 26, 2006

Disclosure Controls and Procedures and Internal Control Over Financial
Reporting:

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) of the Exchange Act. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at meeting their objectives.

Changes in Internal Controls:

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report on Management's Assessment of Effectiveness of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting are incorporated herein by reference from Part II, Item 8 of this Form 10-K.


ITEM 9B. OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of Biophan are as follows:

Name                      Age      Title
----                      ---      -----
Guenter H. Jaensch         67      Chairman of the Board
Michael L. Weiner          58      Director, Chief Executive Officer, President
Darryl L. Canfield         59      Vice-President, Treasurer, Secretary,
                                   Chief Financial Officer
Stuart G. MacDonald        57      Vice-President-Research and Development
Jeffrey L. Helfer          53      Vice-President-Engineering
John F. Lanzafame          38      Chief Operating Officer,
                                   Vice-President-Business Development
Robert S. Bramson          67      Director
Steven Katz                58      Director
Ross B. Kenzie             74      Director
Michael Friebe             41      Director
Theodore A. Greenberg      46      Director

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

GUENTER H. JAENSCH, Ph.D. is the former Chairman and CEO of Siemens Pacesetter, Inc., a manufacturer of pacemakers. During his more than twenty-five years at Siemens, Dr. Jaensch held various senior executive positions prior to running Siemens Pacesetter, including President of Siemens Communications Systems, Inc. from August 1983 to March 1985, Chairman and President of Siemens Corporate Research and Support, Inc., from April 1982 to September 1991 and Chairman and CEO of Siemens Pacesetter, Inc. and Head of the Cardiac Systems Division of Siemens AG Medical Engineering Group from October 1991 to September 1994. Dr. Jaensch holds a Masters Degree in Business Administration and a Ph.D. in Business and Finance from the University of Frankfurt and taught business and statistics at the University prior to joining Siemens in 1969. In 1994, he joined St. Jude Medical as Chairman and CEO of Pacesetter, Inc., a St. Jude Medical Company, and retired in 1995 to manage his personal investments. Since December 1997 he has been a director of MRV Communications, a publicly traded company which is a leading company in the fiber optic technology business. Dr. Jaensch has been a director of Biophan since March 2002.


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

Mr. Weiner serves on the Boards of Biomed Solutions, LLC, Technology Innovations, LLC, Speech Compression Technologies, LP (an R&D partnership commenced in 1989 to pursue compression technologies) OncoVista, Inc., NaturalNano, Inc., Myotech, LLC, TE Bio, LLC, Nanoset, LLC, and StemCapture Inc. Mr. Weiner holds twenty-two U.S. patents. Mr. Weiner has been CEO and a director of Biophan since December 2000.

DARRYL L. CANFIELD brings over 30 years experience in finance and accounting to Biophan Technologies, Inc. as Chief Financial Officer, Vice President, Treasurer, and Secretary. The position was previously held by Robert Wood who announced his retirement in November 2005. For five years prior to joining Biophan, Mr. Canfield was Vice President, Corporate Controller, and Chief Accounting Officer at Genencor International, Inc., a $400 million, internationally recognized leader in the development and manufacturing of innovative diversified products for the biotechnology industry. Genencor was a multi-national NASDAQ-listed company before it was sold in April 2005. Mr. Canfield has held senior financial officer positions, including CFO and Corporate Controller, in other public companies where he gained experience in multiple industries including technology, software, manufacturing, and distribution. He has been a major contributor at the executive and board of director levels by leading initiatives to set strategic direction as well as capture and build on new opportunities to improve profitability, cash flow and value creation. With an MBA degree in Finance from the Columbia University Graduate School of Business and a BS degree in Accounting (Cum Laude) from Clarkson University, Mr. Canfield is a New York State Certified Public Accountant and is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants, and Financial Executives International. He also has extensive experience working with the requirements of the Sarbanes-Oxley Act. Mr. Canfield shares his expertise as a frequent speaker to professional and academic groups regarding technical, financial, and business issues.

STUART G. MACDONALD is experienced in research and development with a broad engineering and science background, emphasizing a systems approach to developing complex technology. From January 1995 through December 2000, Mr. MacDonald was employed at Ortho-Clinical Diagnostics, a Johnson & Johnson company, in Rochester, New York, holding the position of Director-Engineering from 1996 to mid-1997 and Vice-President, Clinical Lab Instrumentation R&D from mid-1997 through December 2000. He was responsible for overall management of the R&D group, including personnel, administration and financial performance. He worked at Eastman Kodak Company from 1971 to 1994, rising to the position of Assistant Director, Clinical Diagnostic Research Labs. Mr. MacDonald has a B.S. in Mechanical Engineering and Masters of Engineering degree from Cornell University. He is also licensed as a professional engineer by the State of New York. Mr. MacDonald was employed by Biophan as Vice-President-Research and Development in January 2001. A portion of Mr. MacDonald's time is spent assisting with the research program of Biomed Solutions, LLC and Myotech, LLC, related companies, for which Biophan is reimbursed. He holds thirty-four U.S. patents.


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


JOHN F. LANZAFAME has over fifteen years experience in the medical device industry. With a background that includes education in chemical and industrial engineering, Mr. Lanzafame combines a strong technical background with extensive experience in business development and executive level management. Until early 2004, Mr. Lanzafame was employed by STS Biopolymers, Inc., a privately held medical device company that marketed high performance polymer-based coatings for the medical device industry, including drug eluting surfaces for devices such as coronary stents and indwelling catheters. Mr. Lanzafame held a variety of positions with STS Biopolymers, including positions in research, product development, and sales and marketing, ultimately leading to his assuming the position of President of STS Biopolymers beginning in 2003. Mr. Lanzafame left STS Biopolymers in 2004, following sale of the company to Angiotech Pharmaceuticals.


Mr. Lanzafame joined Biophan Technologies, Inc. in 2004 and has served as Vice-President Business Development and President of Nanolution, LLC, the drug delivery division of Biophan. In 2006, Mr. Lanzafame was promoted to Chief Operating Officer of Biophan Technologies and currently leads operations and business development for the company. Mr. Lanzafame is also a member of the Board of Directors of NaturalNano, Inc.


ROBERT S. BRAMSON is an engineer and patent attorney and since 1996 has been a partner in Bramson & Pressman, a law firm that focuses on patent and technology licensing matters. He is former head of the Computer and Technology law group of Schnader, Harrison, Segal & Lewis (where he worked from 1968 to 1989); former Vice President and General Patent and Technology Counsel for Unisys (from 1989 to 1990); founder and former CEO of InterDigital Patents Corporation, a patent licensing company (from 1992 to 1995); former Licensing Counsel for Abbott Laboratories (from 1963 to 1966); and has been Adjunct Professor of Patent Law, Computer Law and Licensing Law at Temple Law School, Rutgers Law School and Villanova Law School at different times (from 1980 to date). Mr. Bramson has been a director of Biophan since July 2001.

STEVEN KATZ is President of Steven Katz & Associates, Inc., a technology-based management consulting firm specializing, since 1982, in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. From January 2000 until October 2001, Mr. Katz was President and Chief Operating Officer of Senesco Technologies, Inc., a public company engaged in the development of genetic technologies to improve commercial agriculture and to treat major medical conditions in humans. From 1983 to 1984, he was the co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a biomaterials company. Prior to that Mr. Katz was Vice-President and General Manager of a non-banking division of Citicorp. From 1976 to 1981, he held various senior management positions at National Patent Development Corporation including president of three subsidiaries. Mr. Katz has also held positions with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelor of Business Administration degree in Accounting from the City College of New York in 1969. He is a member of the Boards of Directors of four other publicly held corporations: USA Technologies, Inc.; NaturalNano, Inc.; Nanoscience Technologies, Inc.; and Health Systems Solutions, Inc., as well as several private companies.

ROSS B. KENZIE is a former Chairman and Chief Executive Officer of Goldome Bank, from which he retired in June 1989. He was previously Executive Vice-President of Merrill Lynch & Co., in the New York worldwide headquarters, and is a former member of the Merrill Lynch & Co. Board of Directors. He is a former Director of the Federal Home Loan Bank of New York (from 1984 to 1988) and served on the boards of the National Council of Savings Institutions (from 1982 to 1986), the Federal Reserve Bank of New York, Buffalo Branch (from 1985 to 1987), and the Savings Banks Association of New York State (from 1984 to 1987). Mr. Kenzie was a Director of Millard Fillmore Hospitals (from 1982 to 1995) and is currently Past Chairman Emeritus. He served on the Board of the Kaleida Health, Education and Research Foundation (from 1998 to 2000) and is currently on its Investment Committee. He was a Director of the Health Systems Agency of Western New York (from 1988 to 1991), and was a member of the Western New York Commission on Health Care Reform (from 1987 to 1990). Mr. Kenzie was a member of the College Council of the State University College at Buffalo (from 1981 to 1998) and served as Chairman. He was a Director of the College's Foundation and a member of its Finance Committee (from 1984 to 1998) and is currently on its Investment Committee. He served on the Council of the Burchfield-Penney Art Center (from 1990 to 2001) and the Albright Knox Art Gallery (from 1983 to 1985). He is also a member of the Board, and the Chairman of the Investment Committee of the State University at Buffalo Foundation. Mr. Kenzie currently serves on the boards of several companies including the publicly held Rand Capital Corporation and NaturalNano, Inc. and many entrepreneurial ventures that are privately held, including the Boards of Members of Biomed Solutions LLC and Technology Innovations, LLC. Mr. Kenzie has been a Director of Biophan since December 2000.


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


THEODORE A. GREENBERG has more than 20 years experience in investment management, consulting, and public accounting. In 2005, he joined Infinity Capital Group, Inc., a business development company. He currently serves as Chief Investment Officer, Chief Financial Officer, Secretary, and is a member of Infinity's board. Since 2004 he has been, and continues to be, a project consultant and advisor and has provided services to various companies, including a private equity fund, a children's entertainment company, a real estate development fund, a software development company and an internet company. In 1999, Mr. Greenberg co-founded Park Avenue Equity Partners, LP, a $100 million middle market private equity fund and he was a general partner until 2003. From 1998 to 1999, Mr. Greenberg was the Chief Financial Officer of Development Capital, LLC. Mr. Greenberg has also held senior positions at various accounting firms. Mr. Greenberg was appointed to the Board in April 2006.


COMMITTEES

The Board of Directors has an Audit Committee consisting of Messrs. Jaensch, Kenzie and Greenberg and a Compensation Committee consisting of Messrs. Jaensch, Bramson, Katz and Kenzie. The responsibilities of the Audit Committee include appointing, retaining, replacing, compensating and overseeing the work of the independent accountants, who report to, and are directly accountable to, the Committee. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Board of Directors has determined that Messrs. Kenzie and Greenberg, both independent directors, meet the qualifications as an "audit committee financial expert".

The Compensation Committee makes recommendations to the Board regarding executive and employee compensation and benefits.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

POTENTIAL CONFLICTS OF INTEREST

Messrs. MacDonald, Helfer, Canfield and other of our employees from time to time spend a portion of their time on the business affairs of Biomed or its affiliates, for which Biomed reimburses us a percentage of their salary and benefits. Our Board of Directors reviews this arrangement on a regular basis. Currently, Biomed reimburses us for less than 50% of the payroll costs of Messrs. MacDonald, Helfer, Canfield and others. The Board of Directors does not believe that any conflicts of interest arise as a result of this policy, but it monitors the relationship on an ongoing basis.

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

Further, Mr. Weiner is on the board of Nanoset, LLC, an entity owned in part by Biomed and with which we have entered into a technology license agreement, and Myotech, LLC, an entity in which Biomed is a 12.53% owner and Biophan is a 36.39% owner. Messrs. MacDonald and Helfer also serve on the board of managers of Myotech. Myotech is developing a biomedical device that does not compete with those being developed by us.

Messrs Weiner, Lanzafame, Katz and Kenzie are also on the Board of NaturalNano, Inc., the principal owner of which is Technology Innovations, LLC. NaturalNano has entered into a research and development agreement with us for drug eluting technology.

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

MARK E. LADD, PH.D. - Professor and Director of Biomedical Imaging, Institute for Diagnostic and Interventional Radiology and Neuroradiology, University Hospital Essen, Germany; Director of the International Research Center for Magnetic Resonance in Medicine and Cognitive Science in Essen, Germany; Vice President for Research and Development of MR-Innovation GmbH, Essen, Germany. Dr. Ladd is an international expert in magnetic resonance imaging with research interests in MR safety, MR-guided vascular interventions, MR elastography, MR angiography, whole-body MR imaging, and high-field MR imaging.

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

HARALD H. QUICK, PH.D. - Associate Professor of Radiology and Senior Physicist, Institute for Diagnostic and Interventional Radiology and Neuroradiology, University Hospital Essen, Germany; Founder, President & CEO of MR-Innovation GmbH, Essen, Germany. Dr. Quick is an international expert in magnetic resonance imaging with research interests in MR safety, MR-guided vascular interventions, MR angiography, whole-body MR imaging, high-field MR imaging and radiofrequency
(RF) coil design.

FRANK G. SHELLOCK, PH.D. - Dr. Shellock is Adjunct Clinical Professor of Radiology and Medicine at the Keck School of Medicine, University of Southern California and the Founder of the Institute for Magnetic Resonance Safety, Education, and Research (www.IMRSER.org); Dr. Shellock is a world-renowned expert on MRI safety. He created the internationally popular website, www.MRIsafety.com. Dr. Shellock has authored five medical textbooks, over 60 book chapters, and more than 190 peer-reviewed articles. In 2004, the International Society for Magnetic Resonance in Medicine recognized the significant contributions Dr. Shellock has made to the scientific and educational mission of the ISMRM by designating him a Fellow of the Society.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on representations from certain reporting persons, we believe that, with respect to the year ended February 28, 2006, the following transactions applicable to our executive officers, directors and ten percent stockholders required by Section 16(a) were not reported timely. On May 27, 2005, Michael Weiner acquired an indirect interest in 1,428,319 shares as a result of the issuance of a convertible promissory note and warrants to Biomed Solutions LLC. On August 31, 2005, the aforementioned indirect interest in derivative shares was reduced and Mr. Weiner's indirect interest in non-derivative shares was increased by 480,899 as a result of conversion of portion of the promissory Note. On July 27, 2005, the date of our Annual Stockholders Meeting, each non-management director was granted 35,000 options. On December 8, 2005, Michael Friebe acquired an indirect interest in 100,000 shares of restricted stock and on February 24, 2006 was granted 72,500 options. On December 21, 2005, executive officers Messrs. Weiner, MacDonald and Helfer each acquired indirect interests in 4,923,080 shares which were issued to Myotech LLC.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to our named executive officers during each of the last three fiscal years:

                                                                     Securities
                                                                     Underlying
Name and Principal Position            Year           Salary        options/SARs
---------------------------         -------       ------------      ------------
Michael L. Weiner, CEO              2/28/06       $    237,115            -0-
Michael L. Weiner, CEO              2/28/05       $    198,269       1,000,000
Michael L. Weiner, CEO              2/29/04       $    175,000         300,000

Robert J. Wood, CFO (1)             2/28/06       $    160,817          25,000
Robert J. Wood, CFO                 2/28/05       $    134,654         400,000
Robert J. Wood, CFO                 2/29/04       $    129,000         125,000

Darryl L. Canfield, CFO (2)         2/28/06       $     50,192         600,000

Stuart G. MacDonald,
Vice-President-Research             2/28/06       $    175,384          25,000
Stuart G. MacDonald,
Vice-President-Research             2/28/05       $    149,711         425,000
Stuart G. MacDonald,
Vice-President-Research             2/29/04       $    153,846         200,000

Jeffrey L. Helfer,
Vice-President-Engineering          2/28/06       $    176,153          25,000
Jeffrey L. Helfer,
Vice-President-Engineering          2/28/05       $    149,711         425,000
Jeffrey L. Helfer,
Vice-President-Engineering          2/29/04       $    153,846         200,000

John F. Lanzafame,
Vice-President-Business
Development                         2/28/06       $    159,039         575,000

John F. Lanzafame,
COO, Vice-President-Business
Development (3)                     2/28/05       $     53,308         250,000

(1)   Retired effective January 20, 2006

(2) Hired November 9, 2005, appointed Chief Financial Officer effective January 20, 2006

(3) Hired September 4, 2004, appointed Chief Operating Officer effective April 12, 2006.

Columnar information required by Item 402(a)(2) of Regulation SK has been omitted for categories where there has been no compensation awarded to, earned by, or paid to, the named executive officers required to be reported in the table during fiscal years 2004 through 2006.


STOCK OPTIONS

On June 22, 2001, the Board of Directors adopted the Biophan Technologies, Inc. 2001 Stock Option Plan. The Option Plan was last amended on July 27, 2005. The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of options for 13,000,000 shares. The Compensation Committee determines the individual employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto. Non-employee directors participate pursuant to the formula set forth in the Option Plan whereby, on the date of each annual stockholders meeting, each receives a grant of options to purchase up to 50,000 shares, the number to be determined by the Compensation Committee. Such options vest upon the earlier of the completion of one year of service or the day preceding the next annual stockholders meeting. As of February 28, 2006, we had granted options to purchase 13,108,183 shares of common stock under the Option Plan and 9,594,020 were outstanding.

The following table summarizes information concerning stock options granted to the named executive officers during the last completed fiscal year ended February 28, 2006:

                                                     Percent of
                                Number of                 total
                               securities          options/SARs           Exercise
                               underlying            granted to            or base
                             options/SARs          employees in              price         Expiration
     Name                     granted (#)           fiscal year              ($/Sh)              date
------------------           ------------           -----------          --------         -----------
Michael L. Weiner                    -0-                    -0-               -0--                -0-
Robert J. Wood                    25,000                   1.47%             $2.60            5/27/15
Darryl L. Canfield               600,000                  35.40%             $1.87            11/9/15
Stuart G. MacDonald               25,000                   1.47%              $.97            5/27/15
Jeffrey L. Helfer                 25,000                   1.47%              $.97            5/27/15
John F. Lanzafame                575,000                  33.92%      $1.56 -$1.80     3/10/15-1/6/16


No named executive officer exercised options in the fiscal year ended February 28, 2006. The following table presents the number and values of exercisable and unexercisable options as of February 28, 2006:

                                                                  Number of
                                                                 Securities                     Value of
                                                                 underlying                  unexercised
                                                                unexercised                 in-the-money
                                Shares                      options/ SARs at             options/SARs at
                              acquired                           FY-end (#)                   FY-end ($)
                                    on        Value            Exercisable/                 Exercisable/
        Name                  exercise      realized          Unexercisable                Unexercisable
-------------------           --------      --------      -----------------          -------------------
Michael L. Weiner                 None           --       1,525,000/275,000          $ 2,501,000/$451,000
Robert J. Wood                    None           --         528,750/171,250            $ 826,150/$280,850
Darryl L. Canfield                None           --         100,000/500,000                        $ 0/$0
Stuart G. MacDonald               None           --         715,000/135,000          $ 1,131,600/$221,400
Jeffrey L. Helfer                 None           --         715,000/135,000          $ 1,131,600/$221,400
John F. Lanzafame                 None           --         725,000/315,000          $   516,600/$221,400


EMPLOYMENT AGREEMENTS

Each of Michael L. Weiner, President and Chief Executive Officer; Darryl L. Canfield, Treasurer, Secretary and Chief Financial Officer; Stuart G. MacDonald, Vice President of Research and Development; Jeffrey L. Helfer, Vice President of Engineering; and John F. Lanzafame, Chief Operating Officer and Vice President of Business Development, has entered into an employment agreement with Biophan.

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

The employment agreements for Messrs. Canfield, MacDonald, Helfer and
Lanzafame are terminable by either us or the employee upon 30 days' notice or by us for cause (as defined in their employment agreements) or upon the death or disability of the employee. However, each of them is entitled to receive severance equal to six months' base salary, payable in six equal consecutive monthly installments in the event that the employee is terminated by us within ninety (90) days following a change in control. In addition, under such circumstances each of them will be immediately vested in any options, warrants, retirement plan or agreements then in effect.

For purposes of the employment agreements for Messrs. Canfield, MacDonald, Helfer and Lanzafame "change in control" means (1) on the date of the merger or consolidation of Biophan with another entity where the members of the Board of Directors, immediately prior to the merger or consolidation, would not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation; (2) on the date Michael L. Weiner is terminated as CEO of the Company; or (3) on the date of the sale or other disposition of all or substantially all of the assets of Biophan.

In the event of termination for cause, all unexercised warrants and options held by the applicable employee, whether or not vested, will be canceled and the employee will not be eligible for severance payments. In the event of voluntary termination, all vested warrants and options remain exercisable for the life of the applicable agreement.

COMPENSATION OF THE BOARD OF DIRECTORS

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, are paid an annual cash fee of $8,000. Dr. Jaensch receives an additional $2,000 per month for serving as Chairman of the Board through July 31, 2005. Commencing August 2005, the monthly fee was increased to $2,500 per month. In addition, non-employee directors receive options under our Stock Option Plan. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings. An additional $3,000 per year is paid to the Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. We maintain directors and officers liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below lists the beneficial ownership of our common stock, as of May 12, 2006, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and officers and by all of our directors and officers as a group.

------------------------------------------------ -------- -------------------------- --------------------
              Name and Address of                 Notes          Number of Shares       Percent of Class
               Beneficial Owner                            Beneficially Owned (1)(2)          (2)

------------------------------------------------ -------- -------------------------- --------------------
+Guenter H. Jaensch
16065 Bristol Isle Way
Delray Beach, FL 33446                             (3)                    1,027,500                1.25%
------------------------------------------------ -------- -------------------------- --------------------
+Michael L. Weiner
693 Summit Drive
Webster, NY 14580                                  (4)                    7,426,136                8.73%
------------------------------------------------ -------- -------------------------- --------------------
+Robert S. Bramson
1100 East Hector Street
Suite 410                                          (5)                      257,500                    *
Consohocken, PA 19428
------------------------------------------------ -------- -------------------------- --------------------
+Ross B. Kenzie
Cyclorama Bldg. Suite 100
369 Franklin Street
Buffalo, NY 14202                                  (6)                      257,500                    *
------------------------------------------------ -------- -------------------------- --------------------
+Steven Katz
20 Rebel Run Drive
East Brunswick, NJ 08816                           (7)                      257,500                    *
------------------------------------------------ -------- -------------------------- --------------------
+Michael Friebe
Paul-Schuerholz-Str. 7
D-45657 Recklinhausen                              (8)                      324,125                    *
Germany
------------------------------------------------ -------- -------------------------- --------------------
+Theodore A. Greenberg
530 F Grand Street
New York, NY 10002                                                                0                    *
------------------------------------------------ -------- -------------------------- --------------------
Stuart G. MacDonald
4663 East Lake Road
Pultneyville, NY 14538                             (9)                      805,000                    *
------------------------------------------------ -------- -------------------------- --------------------
Jeffrey H. Helfer
4 Highland Green
Victor, NY 14564                                  (10)                      845,700                1.02%
------------------------------------------------ -------- -------------------------- --------------------
John F.
Lanzafame
10 Alameda Drive                                  (11)                      315,000                    *
Fairport, NY
14450
------------------------------------------------ -------- -------------------------- --------------------
Darryl L. Canfield
32 Merryhill Lane
Pittsford, NY 14534                               (12)                      200,000                    *
------------------------------------------------ -------- -------------------------- --------------------
Technology Innovations,  LLC
150 Lucius Gordon Drive
Suite 215
West Henrietta, NY  14586                         (13)                    3,312,786                3.97%
------------------------------------------------ -------- -------------------------- --------------------
Biomed Solutions, LLC
150 Lucius Gordon Drive
Suite 215
West Henrietta, NY  14586                         (14)                    3,012,142                3.61%
------------------------------------------------ -------- -------------------------- --------------------
Myotech, LLC
150 Lucius Gordon Drive
Suite 218
West Henrietta, NY 14586                                                  4,923,080                6.02%
------------------------------------------------ -------- -------------------------- --------------------
All Officers and Directors as
a group (10 persons)                                                     11,715,961               13.16%
------------------------------------------------ -------- -------------------------- --------------------

* Denotes less than one percent.
+ Denotes Member of the Board of Directors.

1) Except as may be set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

2) Applicable percentage of ownership is based on 81,805,243 shares outstanding as of May 12, 2006, together with applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares subject to options or warrants currently exercisable or exercisable within 60 days after May 12, 2006 are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

3) Includes 577,500 shares issuable upon exercise of options granted to Dr. Jaensch.

4) Michael L. Weiner is a member and the manager of Technology Innovations, LLC, which is the majority owner of Biomed Solutions, LLC. Mr. Weiner is also the Manager of Biomed. Mr. Weiner's calculation includes 3,394,501 shares owned beneficially and of record by Biomed and 300,644 shares owned beneficially and of record by Technology Innovations. Also includes 1,698,630 shares issuable upon exercise of warrants held by Biomed and 1,525,000 shares issuable upon exercise of options held by Mr. Weiner.

5)    Includes 257,500 shares issuable upon exercise of options held by Mr.
      Bramson.

6) Includes 257,500 shares issuable upon exercise of options held by Mr. Kenzie. Does not include shares owned beneficially or of record by Biomed or by Technology Innovations. Mr. Kenzie is the Manager and an equity member of Biophan Ventures, LLC, which is the 43% equity member in Biomed; he is also the Manager of Patent Ventures LLC, which is the Class A Member of Technology Innovations. Mr. Kenzie and Mr. Weiner comprise the Board of Members of Biomed; Mr. Kenzie serves on the Board of Members of Technology Innovations.

7)    Includes 257,500 shares issuable upon exercise of options held by Mr.
      Katz.

8) Includes 50,000 shares owned beneficially and of record by aMRIs Patente GmbH and 50,000 shares owned beneficially and of record by aMRIs Patente Verwaltungs GmbH & Co. KG. These entities are controlled by Drs. Michael Friebe and Andreas Melzer who are employees and minority owners of Biophan Europe GmbH, our 51% owned subsidiary. Dr. Friebe is also a member of our Board of Directors. aMRIs Patente GmbH is owned 50% by Tomovation GmbH and 50% by Dr. Melzer. Tomovation is a German company which is owned 80.8% by Dr. Friebe and 19.2% by four individuals. aMRIs Patente Verwaltungs GmbH & Co KG is owned 50% each by Dr. Friebe and Dr. Melzer.

9) Includes 715,000 shares issuable upon exercise of options held by Mr. MacDonald.

10)   Includes 715,000 shares issuable upon exercise of options held by Mr.
      Helfer.

11) Includes 315,000 shares issuable upon exercise of options held by Mr. Lanzafame.

12) Includes 200,000 shares issuable upon exercise of options held by Mr. Canfield.

13) Includes 3,394,501 shares owned beneficially and of record by Biomed and 1,698,630 shares issuable upon exercise of warrants held by Biomed. Technology Innovations, LLC is the majority owner of Biomed Solutions, LLC. Biomed reports ownership of a smaller number of shares.

14) Includes 1,698,630 shares issuable upon exercise of warrants held by Biomed.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------- ---------------------------- ---------------------------- -------------------------
Plan Category                   Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
                                        (a)                        (b)                               (c)
------------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation plans
approved by security holders             9,594,020                      $.69                       1,980,148
------------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation plans not
approved by security holders
                                            -0-                          -0-                          -0-
------------------------------- ---------------------------- ---------------------------- -------------------------
Total                                    9,594,020                      $.69                       1,980,148
------------------------------- ---------------------------- ---------------------------- -------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1) Michael L. Weiner, President and Chief Executive Officer of Biophan, is the Manager and a 42.7% equity member of Technology Innovations, LLC., a 57% equity member of Biomed Solutions, LLC. Mr. Weiner is also the Manager of Biomed. He and Ross Kenzie make up the Board of Members of Biomed. Biomed is the record owner of 656,756 shares of common stock of Biophan; Technology Innovations is the record owner of 300,644 shares of common stock of Biophan. As Manager of Technology Innovations and Biomed, Mr. Weiner has control over these entities. Mr. Weiner is also on the board of Nanoset, LLC, an entity owned in part by Biomed Solutions, and with which we have entered into a technology license agreement. Mr. Weiner is also on the Board of Myotech, LLC which is the record owner of 4,923,080 shares of Biophan common stock. Biophan owns 45.7% of the Class A (voting) units of Myotech, LLC.

2) On December 1, 2000, Biomed received 10,759,101 shares of Biophan's common stock in exchange for its shares of LTR Antisense Technology, Inc. Most of those shares have been distributed to the members of Biomed and their members.

3) On December 1, 2000, Biomed transferred its MRI-compatible pacemaker patent pending and related technology to Biophan for a future payment of $500,000. This obligation bears interest at 8% per annum from February 28, 2002, and has been extended several times, to June 1, 2004. After June 1, 2004, principal and interest are payable in 12 equal monthly installments. Since November 30, 2002, this entire obligation has been convertible into common shares of Biophan at a conversion price equal to the lowest of (i) the closing bid price on June 4, 2002; (ii) the closing bid price on the date of exercise; or (iii) the lowest per share purchase price paid by any third party between June 4, 2002 and the exercise date. On February 10, 2004, Biomed transferred $300,000 of this obligation to SBI Brightline Consulting, LLC and converted the remaining balance of $200,000 into shares of our common stock. On the same date, SBI converted the $300,000 obligation transferred to it into shares of our common stock.

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

      On May 27, 2005, we entered into an unsecured loan agreement with Biomed Solutions, LLC, a related company, whereby Biomed agreed to provide us with a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum (compounded monthly) and are payable on demand on or after November 27, 2005. In June 2005 the entire facility was drawn down. The outstanding principal and interest are convertible into shares of our Common Stock at 90% of the average market closing price per share of our Common Stock for the 20 trading days preceding the date of borrowings under the line ($2.12 per share for the first $1 million and $2.19 per share for the second $1 million). Additionally, Biomed received pro-rata warrant coverage of 500,000 shares, with the warrants priced at 110% of the average market closing price per share of our Common Stock for the 20 trading days preceding the date of execution of the loan agreement ($2.49 per share). On August 31, 2005, Biomed elected to convert $1,000,000 of the outstanding debt plus accrued interest into 480,899 shares of our Common Stock. On October 7, 2005, we repaid $500,000 of the outstanding debt plus the entire accrued interest to date, leaving an outstanding principal balance of $500,000. The loan agreement requires us to use our best efforts to include the shares issued and issuable upon conversion of the loan in any registration statement we file covering resale of shares of our Common Stock.

      On January 24, 2006, we entered into a Line of Credit Agreement (the "Line of Credit Agreement") with Biomed Solutions, LLC, a New York limited liability company ("Biomed"), pursuant to which Biomed has committed to make advances to us, in an aggregate amount of up to $5,000,000. Under the Line of Credit Agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days' prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. As of April 19, 2006, we had borrowed an aggregate of $3,200,000 under the Line of Credit Agreement. We are obligated to utilize the entire credit facility. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Any amounts drawn down and repaid may be reborrowed at any time (subject to a requirement of 15 days' notice and the limitation that not more than $1,500,000 may be drawn down during any 30-day period). Biomed's obligation to lend to us under the Line of Credit Agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. Our obligations with respect to borrowings under the credit facility are governed by a Convertible Promissory Note issued by us to Biomed on January 24, 2006. In connection with the establishment of the credit facility under the Line of Credit Agreement, on January 24, 2006 we issued to Biomed a Stock Purchase Warrant (the "Warrant") entitling Biomed to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. Biomed's purchase rights under the Warrant expire on January 23, 2011.


5) Biomed holds warrants to purchase a total of 1,698,630 shares of our common stock. On November 7, 2002, Biomed was granted warrants to purchase 500,000 shares at an exercise price of $.50 per share in consideration of another extension of the Transfer Agreement payment. Each extension of the Transfer Agreement payment enabled us to retain the MRI-compatible technology that we acquired under the Transfer Agreement.

      Pursuant to the Line of Credit Agreement, on January 24, 2006 the Company issued warrants to Biomed. These warrants entitles Biomed to purchase, at any time or times prior to January 23, 2011, up to 1,198,630 shares at an exercise price of $1.89 per share. If all the warrants are exercised, the Company will receive, in cash, aggregate consideration upon exercise in the amount of $2,265,411.

      In connection with each issuance of warrants to Biomed, our board of directors determined, without the vote of Mr. Weiner or Mr. Kenzie, that the consideration received by us was fair and adequate consideration for the warrants issued.

6) The Company has affiliations with three entities, Biomed Solutions, LLC ("Biomed"), Technology Innovations, LLC ("TI") and Myotech, LLC ("Myotech"), that are related by virtue of common management personnel and stock ownership. During the current year ended February 28, 2006, the Company charged Biomed and Myotech for services of certain Company personnel and charged Biomed, TI and Myotech for expenses allocable to and paid on their behalf. The total of these charges was approximately $959,000 for the year ended February 28, 2006 and $404,754 for the year ended February 28, 2005. At February 28, 2006, the combined balances due from these related parties was $42,063. The amounts do not bear interest and the Company received payment within forty-five days.

7) During the years ended February 28, 2006 and 2005, the Company was billed $93,000 and $9,000 respectively, for legal services provided by Bramson & Pressman of which Robert S. Bramson, a director of the Company, is a partner.

8) During the year ended February 28, 2006, the Company was billed $110,000 for consulting services provided by Steve Katz, a director of the Company.

9) All transactions discussed above are considered by the Board of Directors to have been consummated on terms approximately equivalent to those that might have prevailed in arms-length transactions with unaffiliated parties under similar circumstances.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accountant is Goldstein Golub Kessler LLP ("the Firm"). Through September 30, 2005, the Firm had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc. ("RSM"). The Firm has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the Firm. The Firm manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination. Other services, which do not include financial information systems design and implementation fees, have been provided by TBS or RSM.


      1) Audit Fees

      The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the audits of the Company's annual financial statements, for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q and Form 10-QSB and other services provided in connection with statutory and regulatory filings during the last two fiscal years ended February 28, 2006 and February 28, 2005 was $172,775 and $50,584, respectively. Substantially all of the increase in Audit Fees in 2006 compared to 2005 is attributable to opinions on management's assessment of and our effectiveness regarding internal controls over financial reporting in connection with our compliance with the Section 404 of Sabanes-Oxely Act of 2002.

      2) Audit-Related Fees

      The Company did not engage its principal accountant to provide assurance and related services during the last two fiscal years.

      3) Tax Fees

      The Company did not engage its principal accountant to provide tax compliance, tax advice and tax planning services during the last two fiscal years.

      4) All Other Fees

      The Company did not engage its principal accountant to render services to the Company during the last two fiscal years, other than as reported above.

      5) Pre-approval Policies and Procedures

      In accordance with its charter, the Audit Committee is required to approve all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services proscribed by law or regulation.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements, Financial Statement Schedules and Exhibits

      (1)   Financial Statements - as listed in Item 8-Table of Contents

      (2)   Financial Statement Schedules - as listed in Item 8-Table of
            Contents

      Note: All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

      (3)   Pro Forma Financial Information

            Not Applicable.

      (4)   Exhibits

     Exhibit No.                        Exhibit Description                                  Location
     -----------                        -------------------                                  --------
         2.1            Articles of Merger                                    Incorporated by reference to Exhibit
                                                                              3.2 to Form 10-KSB for the year ended
                                                                              February 29, 2000 (the "2000 10-KSB")
         2.2            Articles of Dissolution                               Incorporated by reference to Exhibit
                                                                              3.3 to the 2000 10-KSB
         2.3            Exchange Agreement, dated as of December 1, 2000,     Incorporated by reference to Exhibit
                        by and among Biophan, Biomed Solutions, LLC           2.3 Registration Statement
                        (formerly Biophan, LLC), and LTR Antisense            on Form SB-2  filed on January 15, 2003
                        Technology, Inc.                                      (File No. 333-102526)
         2.4            Agreement dated as of February 24, 2005 among         Incorporated by reference to Exhibit
                        Biophan, aMRIs GmbH, Dr. Michael Friebe,              2.4 to form 10-KSB/A for the year ended.
                        Tomovation GmbH, Prof. Dr. Andreas Melzer,            February 28, 2005 (the "2005 10-KSB")
                        Dipl-Ing. Gregor Schaefers, and Dipl. Betriebsw.
                        Andreas Pieper
         3.1            Articles of Incorporation (Nevada)                    Incorporated by reference to Exhibit
                                                                              3.1 to the 2000 10-KSB
         3.2            Bylaws (Nevada)                                       Incorporated by reference to Exhibit
                                                                              3.2 to Form 10-SB filed on May 13, 1999.
         3.3            Amendment to the Articles of Incorporation            Incorporated by reference to Exhibit
                                                                              3.1(i) to Form 8-K filed on December 15, 2000.
         3.4            Amendment to Exchange Agreement                       Incorporated by reference to Exhibit 2
                                                                              to Form 10-KSB for the year ended February 28,
                                                                              2001 (the "2001 10-KSB").
         3.5            Certificate of Amendment to Articles of               Incorporated by reference to Exhibit
                        Incorporation                                         3.1(i) to Form 8-K filed on August 27, 2001.
         4.1            Stock Purchase Warrant issued to Biomed Solutions,    Incorporated by reference to Exhibit
                        LLC (formerly Biophan, LLC) dated June 4, 2002        4.1 to Form 10-QSB for the period ended
                                                                              May 31, 2002 (the "Q1'02 10-QSB").
         4.2            Stock Purchase Warrant issued to Bonanza Capital      Incorporated by reference to Exhibit
                        Masterfund Ltd.                                       4.2 to the Q1'02 10-QSB.
         4.3            Restated Stock Purchase Warrant issued to Biomed      Incorporated by reference to Exhibit
                        Solutions, LLC, dated January 8, 2003                 4.3 to Form 10-QSB for the period ended
                                                                              November 30, 2002 (the "Q3'02 10-QSB").

         4.4            Stock Purchase Warrant issued to Biomed Solutions,    Incorporated by reference to Exhibit
                        LLC dated November 11, 2002                           4.4 to the Q3'02 10-QSB.
         4.5            Form of Stock Purchase Warrant issued to              Incorporated by reference to Exhibit
                        principals of Carolina Financial Services, for a      4.5 to the Q3'02 10-QSB.
                        total of 121,572 shares
         4.6            Form of Stock Purchase Warrant issued to              Incorporated by reference to Exhibit
                        Carolina Financial services in connection with the    4.6 to the Q3'02 10-QSB.
                        Stock Purchase Agreement with Spectrum Advisors,
                        Ltd
         4.7            Form of Stock Purchase Warrant issued to investors    Incorporated by reference to Exhibit
                        in private placement of securities, for a total of    4.7 to the Q3'02 10-QSB.
                        2,770,550 shares
         4.8            Stock Purchase Warrant issued to SBI USA, LLC         Incorporated by reference to Exhibit
                                                                              4.8 to the Q3'02 10-QSB.
         4.9            Registration Rights Agreement dated February 10,      Incorporated by reference to  Exhibit
                        2004 by and among Biophan Technologies, Inc.,         4.9 to Registration Statement on Form SB-2
                        Biomed Solutions, LLC and SBI Brightline              filed on February 10, 2004. (File No.
                        Consulting, LLC                                       333-112678)
         4.10           Note and Pledge Agreement dated November 24, 2005     Incorporated by reference to Exhibit
                        between Biophan, Tomovation GmbH and Prof. Dr.        4.10 to the 2005 10-KSB.
                        Andreas Melzer
         4.11           Convertible Promissory Note of Biophan payable        Incorporated by reference to Exhibit
                        to the order of Biomed Solutions, LLC dated June      10.2 the Q1'02 10-QSB.
                        4, 2002
         4.12           Stock Purchase Agreement between Biophan and          Incorporated by reference to Exhibit
                        Bonanza Capital Masterfund LTD                        10.4 the Q1'02 10-QSB.
         4.13           Registration Rights Agreement between Biophan and     Incorporated by reference to Exhibit
                        Bonanza Capital Masterfund LTD                        10.6 to the Q1'02 10-QSB.
         4.14           Stock Purchase Agreement between Biophan and          Incorporated by reference to Exhibit
                        Spectrum Advisors, Ltd.                               10.16 to the Q3'02 10-QSB.
         4.15           Registration Rights Agreement between Biophan and     Incorporated by reference to Exhibit
                        Spectrum Advisors, Ltd.                               10.18 to the Q3'02 10-QSB..
         4.16           First Amendment to Restated Stock Purchase            Incorporated by reference to Exhibit
                        Agreement between Biophan and Spectrum Advisors,      10.27 to Amendment No. 1 to
                        Ltd.                                                  Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
         4.17           Stock Purchase Agreement dated October 1, 2003        Incorporated by reference to Exhibit
                        between Biophan and SBI Brightline Consulting, LLC.   10.50 to Registration Statement on Form
                                                                              SB-2 filed on October 9, 2003 (File No.
                                                                              333-109592).
         4.18           Stock Purchase Agreement dated February 5, 2004       Incorporated by reference to Exhibit
                        between Biophan and SBI Brightline Consulting, LLC.   10.52 to Registration Statement on Form
                                                                              SB-2 filed on February 10, 2004. (File No.
                                                                              333-112678).
         4.19 *         Amended and Restated 2001 Stock Option Plan           Incorporated by reference to Appendix A to
                                                                              Proxy Statement filed on Schedule 14A,
                                                                              June 28, 2005
         4.20           Termination of  Stock Purchase Agreement between      Incorporated by reference to Exhibit
                        Biophan and SBI Brightline Consulting, LLC            4.20 to the 2005 10-KSB
         4.21           Stock Purchase Agreement dated May 27, 2005           Incorporated by reference to Exhibit
                        between Biophan and SBI Brightline XI, LLC            4.21 to the 2005 10-KSB

         4.22           Convertible Promissory Note of Biophan payable to     Incoporated by reference to Exhibit
                        the order of Biomed Solutions, LLC dated May 27,      4.22 to the 2005 10-KSB
                        2005
         4.23           Stock Purchase Warrant issued to Biomed Solutions,    Incorporated by refernce to Exhibit
                        LLC dated May 27, 2005                                4.23 to the 2005 10-KSB
         4.24           Investment Agreement dated June 30, 2005              Incorporated by reference to Exhibit
                        between Biophan and Boston Scientific                 4.5 to Form 10-Q for the period
                        Scimed, Inc.                                          ended August 31, 2005
         4.25           Rights Agreement among Myotech, LLC, the              Incorporated by reference to Exhibit
                        Members of Myotech, LLC and Biophan                   4.1 to Form 10-Q for the period
                                                                              ended November 30, 2005
         4.26           First Amendment to Line of Credit Agreement           Incorporated by reference to Exhibit
                        between Biophan and Biomed Solutions, LLC             4.2 to Form 10-Q for the period
                                                                              ended November 30, 2005
         4.27           First Amendment to Convertible Promissory Note        Incorporated by reference to Exhibit
                                                                              4.3 to Form 10-Q for the period
                                                                              ended November 30, 2005
         4.28           Amendment No. 1, dated January 8, 2006, to Stock      Incorporated by reference to Exhibit
                        Purchase Agreement by and between Biophan and SBI     4.1 to Form 8-K filed January 9, 2006
                        Brightline XI, LLC
         4.29           Line of Credit Agreement dated as of January 24,      Incorporated by reference to Exhibit
                        2006 between Biophan and Biomed Solutions, LLC        4.1 to Form 8-K filed January 25,
                                                                              2006
         4.30           Convertible Promissory Note dated January 24,         Incorporated by reference to Exhibit
                        2006 to the order of Biomed Solutions, LLC            4.2 to Form 8-K filed January 25,
                                                                              2006
         4.31           Stock Purchase Warrant for the Purchase of up to      Incorporated by reference to Exhibit
                        1,198,630 Shares of Common Stock issued to Biomed     4.3 to Form 8-K filed January 25,
                        Solutions, LLC                                        2006
         10.1           Assignment, dated as of December 1, 2000, by and      Incorporated by reference to Exhibit
                        between Biophan and Biomed Solutions, LLC             10.1 to Form 8-K, filed December 15,
                        (formerly Biophan, LLC), a New York limited           2000.
                        liability company
         10.2           Security Agreement, dated as of December 1, 2000,     Incorporated by reference to Exhibit
                        by and between Biophan and Biomed Solutions, LLC      10.2 to Form 8-K, filed December 15,
                        (formerly Biophan, LLC), a New York limited           2000.
                        liability company
         10.3           Transfer Agreement                                    Incorporated by reference to Exhibit
                                                                              99.1 to the 2001 10-KSB.
         10.4           Amendment to Transfer Agreement                       Incorporated by reference to Exhibit
                                                                              99.2 to the 2001 10-KSB.
         10.5           Line of Credit Agreement between Biophan and          Incorporated by reference to Exhibit
                        Biomed Solutions, LLC dated June 4, 2002              10.1 to the Q1'02 10-QSB.
         10.6           Escrow Agreement between Biophan, Bonanza Capital     Incorporated by reference to Exhibit
                        Masterfund LTD and Boylan, Brown, Code, Vigdor &      10.5 to the Q1'02 10-QSB.
                        Wilson LLP
         10.7           Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                        Michael L. Weiner dated December 1, 2000              10.7 to the Q1'02 10-QSB.
        10.8 *          Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                        Jeffrey L. Helfer dated June 6, 2002                  10.8 to the Q1'02 10-QSB.
        10.9 *          Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                        Stuart G. MacDonald dated June 6, 2002                10.9 to the Q1'02 10-QSB.
       10.10 *          Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                        Robert J. Wood dated June 6, 2002                     10.10 to the Q1'02 10-QSB.
        10.11           Financial Accommodations Agreement between Biophan
                        Incorporated by reference to Exhibit and Bellador
                        (Labuan) Ltd dated July 1, 2002 10.11 to the Q1'02
                        10-QSB.
        10.12           Escrow Agreement between Biophan, Spectrum            Incorporated by reference to Exhibit
                        Advisors, Ltd. and Boylan, Brown, Code, Vigdor &      10.17 to the Q3'02 10-QSB.
                        Wilson LLP.
        10.13           Lease Agreement between Biophan and High              Incorporated by reference to Exhibit
                        Technology of Rochester, Inc.                         10.19 to Amendment No. 1 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.14           Strategic Partnership Agreement between Biophan       Incorporated by reference to Exhibit
                        and UB Business Alliance dated December 10, 2001      10.20 to Amendment No. 1 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.15           License Agreement between Biophan, Xingwu Wang and    Filed as Exhibit 10.50 to
                        Nanoset, LLC dated January 15, 2004                   Registration Statement on Form SB-2
                                                                              filed on October 9, 2003 (File No.
                                                                              333-109592).
        10.16           Patent License Agreement between Biophan and          Incorporated by reference to Exhibit
                        Deborah D. L. Chung dated April 5, 2002               10.22 to Amendment No. 1 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).

        10.17           License Agreement between Biophan and Johns           Incorporated by reference to Exhibit
                        Hopkins University                                    10.23 to Amendment No. 1 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.18           Advisory Agreement between Biophan and SBI USA,       Incorporated by reference to Exhibit
                        LLC dated December 18, 2002                           10.24 to Amendment No. 1 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.19           Development Agreement between Biophan and Alfred      Incorporated by reference to Exhibit
                        University dated February 21, 2002                    10.25 to Amendment No. 1 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.20           Development Agreement between Biophan and Alfred      Incorporated by reference to Exhibit
                        University dated January 24, 2003                     10.26 to Amendment No. 1 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on March 14, 2003 (File No.
                                                                              333-102526).
        10.21           Development Agreement between Biophan and             Incorporated by reference to Exhibit
                        Greatbatch Enterprises, Inc., dated February 28,      10.28 to Amendment No. 2 to
                        2001                                                  Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.22           Assignment of Patent No: 60,269,817, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Wilson         10.29 to Amendment No. 2 to
                        Greatbatch, Patrick R. Connelly, and Stuart G.        Registration Statement on Form SB-2/A
                        MacDonald                                             filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.23           Assignment of Patent No: 10,077,988, by and           Incorporated by reference to Exhibit
                        between Biophan and Patrick R. Connelly, Michael      10.30 to Amendment No. 2 to
                        L. Weiner, Stuart G. MacDonald, Thomas H. Foster,     Registration Statement on Form SB-2/A
                        Wilson Greatbatch, and Victor Miller                  filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.24           Assignment of Patent No: 10,077,836, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Stuart G.      10.31 to Amendment No. 2 to
                        MacDonald, and Patrick R. Connelly                    Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.25           Assignment of Patent No: 10,077,823, by and           Incorporated by reference to Exhibit
                        between Biophan and Patrick R. Connelly, Michael      10.32 to Amendment No. 2 to
                        L. Weiner, Jeffrey L. Helfer , Stuart G.              Registration Statement on Form SB-2/A
                        MacDonald, and Victor Miller                          filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.26           Assignment of Patent No: 10,077,978, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.33 to Amendment No. 2 to
                        Helfer, Stuart G. MacDonald, Patrick R. Connelly,     Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.27           Assignment of Patent No: 10,078,062, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Patrick R.     10.34 to Amendment No. 2 to
                        Connelly, Stuart G. MacDonald, Jeffrey L. Helfer,     Registration Statement on Form SB-2/A
                        Victor Miller                                         filed on May 1, 2003 (File No.
                                                                              333-102526).

        10.28           Assignment of Patent No: 10,077,932, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.35 to Amendment No. 2 to
                        Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.29           Assignment of Patent No: 10,077,887, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.36 to Amendment No. 2 to
                        Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.30           Assignment of Patent No: 10,077,883, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.37 to Amendment No. 2 to
                        Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.31           Assignment of Patent No: 10,077,958, by and           Incorporated by reference to Exhibit
                        between Biophan and Michael L. Weiner, Jeffrey L.     10.38 to Amendment No. 2 to
                        Helfer,  Patrick R. Connelly, Stuart G. MacDonald,    Registration Statement on Form SB-2/A
                        and Victor Miller                                     filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.32           Assignment of Patent No: 10,077,888, by and           Incorporated by reference to Exhibit
                        between Biophan and Patrick R. Connelly, Stuart G.    10.39 to Amendment No. 2 to
                        MacDonald, and Michael L. Weiner                      Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.33           Assignment of Patent No: 60,357,935, by and           Incorporated by reference to Exhibit
                        between Biophan and Jeffrey L. Helfer, Robert W.      10.40 to Amendment No. 2 to
                        Gray, and Michael L. Weiner                           Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.34           Assignment of Patent No: 10,132,457, by and           Incorporated by reference to Exhibit
                        between Biophan and Stuart G. MacDonald, Jeffrey      10.41 to Amendment No. 2 to
                        L. Helfer, and Michael L. Weiner                      Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.35           Assignment of Patent No: 09,864,944, by and           Incorporated by reference to Exhibit
                        between Biophan and Wilson Greatbatch, Patrick R.     10.42 to Amendment No. 2 to
                        Connelly and Michael L. Weiner                        Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.36           Assignment of Patent No: 09,865,049, by and           Incorporated by reference to Exhibit
                        between Biophan and Victor Miller, Wilson             10.43 to Amendment No. 2 to
                        Greatbatch, Patrick R. Connelly and Michael L.        Registration Statement on Form SB-2/A
                        Weiner                                                filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.37           Assignment of Patent No: 09,885,867, by and           Incorporated by reference to Exhibit
                        between Biophan and Wilson Greatbatch, Patrick R.     10.44 to Amendment No. 2 to
                        Connelly and Michael L. Weiner                        Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.38           Assignment of Patent No: 09,885,868, by and           Incorporated by reference to Exhibit
                        between Biophan and Victor Miller, Wilson             10.45 to Amendment No. 2 to
                        Greatbatch, Patrick R. Connelly and Michael L.        Registration Statement on Form SB-2/A
                        Weiner                                                filed on May 1, 2003 (File No.
                                                                              333-102526).

        10.39           Assignment of Patent No: 10,283,530, by and           Incorporated by reference to Exhibit
                        between Biophan and Wilson Greatbatch and Michael     10.46 to Amendment No. 2 to
                        L. Weiner                                             Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.40           Assignment of Patent No: 10,369,429, by and           Incorporated by reference to Exhibit
                        between Biophan and Jeffrey L. Helfer, Robert W.      10.47 to Amendment No. 2 to
                        Gray, and Michael L. Weiner                           Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.41           Assignment of Patent No: 10,162,318, by and           Incorporated by reference to Exhibit
                        between Biophan and Biomed Solutions, LLC             10.48 to Amendment No. 2 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
        10.42           Strategic Partnership Agreement between Biophan       Incorporated by reference to Exhibit
                        and UB Business Alliance dated May 27, 2003.          10.49 to Amendment No. 5 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on July 11, 2003 (File No.
                                                                              333-102526).
        10.43           Development Agreement between Biophan and Alfred      Incorporated by reference to Exhibit
                        University dated July 17, 2003                        10.51 to Registration Statement on
                                                                              Form SB-2 filed on
                                                                              October 9, 2003 (File No. 333-109592.
        10.44           Letter Agreement dated August 19, 2002 between        Incorporated by reference to Exhibit
                        Biomed Solutions, LLC and Biophan                     10.54 to Amendment No. 2 to
                                                                              Registration Statement on Form SB-2
                                                                              filed on April 9, 2004 (File No.
                                                                              333-112678).
        10.45           Payment Agreement dated June 3, 2004 between          Incorporated by reference to Exhibit
                        Biophan and TE Bio LLC                                99.1 to Form 8-K dated June 3, 2004.
        10.46           AMP-Biophan License Agreement dated February 24,      Incorporated by reference to Exhibit
                        2005 between Biophan and aMRIs Patent GmbH            10.46 to the amended 2005 10-KSB
                        (Confidential treatment has been granted with         filed March 31, 2006
                        respect to certain positions of this Agreement.
                        This Agreement has been filed separately with the
                        SEC)
        10.47           Employment Agreement dated February 24, 2005 among    Incorporated by reference to Exhibit
                        aMRIs GmbH, Dr. Michael Friebe and Biophan            10.47 to the 2005 10-KSB.
        10.48           Capital Pledge Agreement dated February 24, 2005      Incorporated by reference to Exhibit
                        among Biophan, TomoVation GmbH, and Prof. Dr.         10.48 to the 2005 10-KSB.
                        Andreas Melzer
       10.49 *          Executive Employment Agreement between Biophan and    Incorporated by reference to Exhibit
                        John F. Lanzafame effective as of September 9, 2004   10.49 to the 2005 10-KSB
        10.50           Line of Credit Agreement dated May 27, 2005           Incorporated by reference to Exhibit
                        between Biophan and  Biomed Solutions, LLC            10.50 to the 2005 10-KSB
        10.51           License Agreement dated June 30, 2005 between         Incorporated by reference to Exhibit
                        Biophan and Boston Scientific Scimed, Inc.            10.2 to Amended Form 10-Q for the
                                                                              period ended August 31, 2005, filed
                                                                              January 9, 2006
        10.52           Securities Purchase Agreement between Biophan and     Incorporated by reference to Exhibit
                        Myotech, LLC, dated  November 30, 2005                10.1 to Form 10-Q for the period
                                                                              ended November 30, 2005
        10.53           Letter Agreement, Amendment and Waiver of Certain     Incorporated by reference to Exhibit
                        Conditions to Closing, between Biophan and Myotech,   10.2 to Form 10-Q for the period
                        LLC, dated December 21, 2005                          ended November 30, 2005
       10.54 *          Executive Employment Agreement dated as of November   Incorporated by reference to Exhibit
                        9, 2005 between Biophan and Darryl L. Canfield,       10.1 to Form 8-K filed January 26,
                        together with Employee Confidential Information,      2006
                        Invention and Non-Competition Agreement
       10.55 *          Executive Employment Agreement dated as of January    Incorporated by reference to Exhibit
                        1, 2006 between Biophan and Jeffrey L. Helfer         10.2 to Form 8-K filed January 26,
                                                                              2006
         14.1           Code of Ethics for Senior Financial Officers          Incorporated by reference to Exhibit
                                                                              14.1 to the 2005 10-KSB.
          21            Subsidiaries                                          Filed herewith
         23.1           Consent of Goldstein Golub Kessler LLP                Filed herewith

         23.3           Consent of Frank G. Shellock                          Incorporated by reference to Exhibit
                                                                              23.2 to Amendment No. 3 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on May 22, 2003 (File No.
                                                                              333-102526).
         23.4           Consent of Robert Rubin M.D.                          Incorporated by reference to Exhibit
                                                                              23.3 to Amendment No. 2 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
         31.1           Certification of C.E.O. pursuant  to Rule 13a-14(a)   Filed herewith
         31.2           Certification of C.F.O. pursuant to Rule 13a-14(a)    Filed herewith
         32.1           Certification of C.E.O. pursuant  to Rule             Filed herewith
                        13a-14(b) and 18 U.S.C. Section 1350
         32.2           Certification of C.F.O. pursuant to Rule 13a-14(b)    Filed herewith
                        and 18 U.S.C. Section 1350

* Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         BIOPHAN TECHNOLOGIES, INC.

         By:  \s\ Michael L. Weiner
         -----------------------------------
         Name:   Michael L. Weiner
         Title:  President, CEO and Director


Dated: May 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                            Title                          Date
    ---------                            -----                          ----

\s\ Michael L. Weiner           President, CEO and Director         May 15, 2006
------------------------        (Principal Executive Officer)
Michael L. Weiner

\s\ Darryl L. Canfield          Vice President, Secretary,          May 15, 2006
------------------------        Treasurer and CFO
Darryl L. Canfield              (Principal Financial Officer
                                and Principal Accounting Officer)

\s\ Guenter H. Jaensch          Chairman                            May 15, 2006
------------------------
Guenter H. Jaensch

\s\ Ross B. Kenzie              Director                            May 15, 2006
------------------------
Ross B. Kenzie

\s\ Steven Katz                 Director                            May 15, 2006
------------------------
Steven Katz

\s\ Robert S. Bramson           Director                            May 15, 2006
------------------------
Robert S. Bramson

\s\ Michael Friebe              Director                            May 15, 2006
------------------------
Michael Friebe

\s\ Theodore A. Greenberg       Director                            May 15, 2006
------------------------
Theodore A. Greenberg