Form 10-K/A
period 2006-02-28
BIOPHAN TECHNOLOGIES INC
filed 2006-06-09
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                   FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

                  Not applicable

                                Explanatory Note

We are filing this Amendment to our Annual Report on Form 10-K for the fiscal year ended February 28, 2006 for the following purposes:

First, we are reclassifying two items within operating activities on our Consolidated Statement of Cash Flows, which has no effect on overall operating cash flow activities. In addition, because we disclose in Note 7 to our Consolidated Financial Statements the outstanding balance of our loan from our affiliate, Biomed Solutions LLC, as of May 12, 2006, the audit opinion, dated April 26, 2006, has been corrected to reflect dual-dating with respect to this Note. Finally, we are expanding the disclosure in Notes 6 and 10 of the Notes to the Consolidated Financial Statements. We are making no changes to our Consolidated Balance Sheet, our Consolidated Income Statement or any of the other Notes to our Consolidated Financial Statements.

Second, we are filing Exhibits 21.1 and 23.1, which had been inadvertently omitted from the original filing. In addition, we are filing, as Exhibits 31.1, 31.2., 32.1 and 32.2, new Certifications by our CEO and CFO pursuant to Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Third, we are correcting several typographical errors in the document.

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
                                     PART I
  1         Business
  1A        Risk Factors
  1B        Unresolved Staff Comments
  2         Properties
  3         Legal Proceedings
  4         Submission of Matters to a Vote of Security Holders

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

      o Market opportunities for our MRI safe and image compatible ceramic motor, the SQUIGGLE(R) motor;

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

      o Developed a competitive cardiac assist device, the MYO-VAD, through our relationship with Myotech, LLC;

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

Since the issuance of some of our patents in this area, we have disclosed our solutions and have demonstrated the feasibility of our approach to prospective customers and industry experts. We have begun manufacturing experimental prototypes of devices modified using our solutions, which we believe will prove to be very cost effective for device manufacturers to implement.

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

In June, 2005, we signed a multi-million dollar licensing and equity agreement with Boston Scientific, which includes the exclusive rights to a solution developed by Dr. Andreas Melzer for making stents and vena cava filters visible under MRI. During 2005 we also licensed in an additional solution for making stents visible, developed by Drs. Buecker and Reubben. The Buecker/Reubben technology can be licensed to other companies. We are in discussions with several additional manufacturers. We believe that the ability to detect in-stent restenosis and the presence of blood clots by non-invasive means, providing a better characterization of stent, blockage, can have a substantial impact on the market share among stent manufacturers.

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

The MYO-VAD technology is a competitive cardiac assist device that provides full systolic and diastolic support of both the left and right ventricle to enable patients with heart failure to continue with full cardiac output. In addition, the MYO-VAD design is totally non-blood contacting and can be installed in three minutes, both of which provide significant enhancement when compared to existing VAD technology.

The market for VADs is forecast to be $7 billion. Virtually all of today's VADs contact circulating blood, which causes complications of clotting/stroke, bleeding, and infection that studies show kill approximately half of the patients who get these devices. The MYO-VAD device provides pressure on the outside of the heart sufficient to pump it and without bruising, and it does not touch circulating blood. As such, it mitigates the problems of bleeding, clotting/stroke, and infection. Additionally, the MYO-VAD is the only VAD which can restore full cardiac output to an arrested heart when the standard of care (CPR, defibrillation, and drugs). There are many additional capabilities of the planned iterations of this device, including enabling drug delivery and stem cells direct to the myocardium, and eventually, a fully implantable artificial heart. A detailed description of the Myotech MYO-VAD can be found on the Biophan website at www.biophan.com.

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

There are multiple markets for the Myotech MYO-VAD, including a fully implantable version which we would subsequently develop for our marketing and distribution partner.

                      MRI SAFE AND IMAGE COMPATIBLE MOTORS

We hold the exclusive marketing and distribution rights for the MRI safe SQUIGGLE(TM) motor, a non-magnetic motor which does not move or heat up under MRI. It is manufactured by New Scale Technologies, who are supplying the cell phone market with miniature low power motors that are being readied for use to drive optical zoom lenses in the next wave of cell phone differentiated camera features. By tapping into this R&D we are enjoying a continuing access to smaller and smaller and more power efficient motors which are also MRI safe and image compatible. We anticipate selling additional demonstration units and continuing to work with potential partners to identify new medical applications for the SQUIGGLE motor.

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

                               SALES AND MARKETING

The Company's business model consists of developing technologies and licensing these technologies as well as, in some selective cases, providing critical components (and in the case of the MYO-VAD, a turnkey system) to medical device manufacturers. We anticipate that products incorporating our technologies will be developed through collaboration with external companies or partners, and sold through companies with existing distribution channels. Our business plan consists of entering into licensing and R&D agreements with our development/marketing partners, generating revenue through license fees, milestone payments, annual minimum royalty payments, and royalties on sales of products.

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

By having this small central group representing all of our technologies, including the Myotech MYO-VAD, we achieve a substantial efficiency in coverage. Whenever we visit a customer for a specific technology interest, we request the opportunity to present to multiple groups our full range of technologies. Because all of our technologies offer a combination of competitive advantage and potential threat to our customers, this request is usually accommodated. Additionally, Biophan's high profile in the industry, and trade and financial press also helps make our customers, including high level executives, aware of our capabilities.

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

Because we market technology more so than products (which will change with the Myotech MYO-VAD device), it has been essential to develop our long-term credibility in the scientific and technical communities, as well as our broad patent portfolio in the world's major patent offices.

As the years of seed work are now paying off, we will soon be expanding our sales and marketing into more focused areas, and for this reason we recently expanded our executive capabilities in the Nanolution drug delivery division, with the hiring of Dr. Stephen Curry as President.

In the future, we may reorganize divisions into stand alone units allowing them to expand their efforts, sales and marketing, technical capabilities, and brand awareness, or in some cases we might sell these divisions or spin them out into stand alone entities.

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

We currently project our per annum revenue outlook in various product categories for the fiscal year ending February 28, 2011 to be:

         MRI Safety                                  $ 40 million per annum
         MRI Visualization, Stents, et al            $100 million "       "
         Myotech MYO-VAD                             $100 million "       "

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

On November 30, 2005, we acquired a minority equity position in Myotech, LLC, a privately held company that is developing the MYO-VAD. The MYO-VAD is a competitive cardiac assist device which has the potential to address most of the limitations plaguing existing VAD's, which have a high incidence of blood clots, bleeding and infection due to the fact that they contact flowing blood. The MYO-VAD is totally non-blood contacting, and offers other important features including the ability to be installed in less than three minutes, the ability to be easily removed if the heart recovers and no longer requires support, and the ability to be used as a drug delivery device to provide direct access to the heart.

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

Also in June 2004, we announced that we had acquired from New Scale Technologies, Inc. the exclusive worldwide distribution rights for the medical market for New Scale's ceramic SQUIGGLE motor, including the multi-billion dollar drug delivery market. Developed to meet the growing demand for high precision, low cost actuation devices, the motor is currently on the market and is available for OEM integration today. The motor uses no metal wire windings (one of the primary causes of image interference under MRI), is capable of both linear and rotational movement, and can move forward and backwards several inches in nanometer increments.

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

                                             Year ended      Year ended      Year ended      Year ended       Year ended
                                            February 28,    February 28,    February 29,    February 28,     February 28,
Operating Data:                                 2006            2005            2004            2003             2002
---------------                             ------------    ------------    ------------    ------------     -----------
Revenues                                    $  1,044,861    $        -0-    $     75,000    $        -0-     $       -0-
Research and development expenses              6,034,994       2,629,980       1,240,439       1,373,124         949,124
General and administrative expenses            8,286,687       3,337,185       1,911,003       1,792,593       2,248,065
Other income (expense)                        (1,038,209)        173,618        (642,128)       (272,535)       (508,728)
                                            ------------    ------------    ------------    ------------     -----------
Net loss                                    $(14,315,029)   $ (5,793,547)     (3,718,570)     (3,438,252)     (3,705,917)
                                            ============    ============    ============    ============     ===========
Loss per common share - basic and diluted   $       (.19)   $       (.08)   $       (.08)   $       (.11)    $      (.14)
                                            ============    ============    ============    ============     ===========
Weighted average shares outstanding           77,014,450      69,263,893      44,017,010      31,731,051      27,000,962
                                            ============    ============    ============    ============     ===========

                                    February 28,   February 28,  February 29,  February 28,   February 28,
Balance Sheet Data:                    2006           2005          2004          2003           2002
---------------------               ------------   ------------  ------------  ------------   ------------
Current assets                      $ 1,857,994    $ 2,007,181   $ 2,077,307   $   476,353    $   672,823
Total assets                         14,763,455      3,181,370     2,231,345       683,056        866,638
Current liabilities                   3,105,986      1,462,103       254,058       796,187        645,389
Long-term liabilities                       -0-            -0-           -0-        83,333            -0-
Stockholders' equity (deficiency)    11,587,926      1,719,267     1,977,287      (196,464)       221,249
Working capital                      (1,247,992)       545,078     1,823,249      (319,834)        27,434

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

Over the past year, we exceeded $1 million in revenue from licensing, MRI testing, and consulting to the industry, plus additional revenue not yet realized which will be recognized in the next fiscal year. This was accomplished primarily as a result of a license to Boston Scientific covering multiple uses for MRI safety and image compatibility, including over 70 of our 213 pending and issued patents. This license has generated over $1 million in cash payments to date. Boston Scientific also invested $5 million in equity, at a premium over market of $3.02 per share.

Second, in addition to our relationship with Boston Scientific, we have established relationships with Siemens and the University of California Biomedical Engineering Center.

Third, we have established a relationship with the U.S. Food and Drug Administration (FDA), which resulted in the announcement of a Cooperative Research and Development Agreement (CRADA) to help develop standards for making pacemakers, defibrillators and neurostimulators safe with MRI.

Fourth, we have developed a series of technologies improving upon implantable devices including an MRI visible vena cava filter and MRI visible stents, and refinements to our technology for MRI safe pacemaker and neurostimulator leads. In addition, we have developed market opportunities for an MRI safe and image compatible ceramic motor and we have acquired additional technologies for improving MRI contrast agents.

Fifth, we made progress on a competitive cardiac assist device, the MYO-VAD, through our relationship with Myotech, LLC.

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

       Statement of Cash Flows                                        F-8 -  F-9

       Notes to Consolidated Financial Statements                    F-10 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders
Biophan Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Biophan Technologies, Inc. and Subsidiaries (a development stage company) as of February 28, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2006, and the amounts in the cumulative column in the consolidated statements of operations, stockholders' equity, and cash flows for the period from March 1, 2000 to February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2006 in conformity with United States generally accepted accounting principles. Additionally, the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2006 are fairly presented, in all material respects, in conformity with United States generally accepted accounting principles.

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


/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 26, 2006, except Note 7 as to which the date is May 12, 2006

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                          February 28,
                                                                 ---------------------------
                                                                     2006           2005
                                                                 -------------  ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                   $   1,441,178  $    753,288
     Accounts receivable                                               162,558            --
     Stock subscriptions receivable                                         --       900,000
     Due from related parties                                           41,577       220,959
     Prepaid expenses                                                  131,633        91,596
     Other current assets                                               81,048        41,338
                                                                 -------------  ------------
          Total current assets                                       1,857,994     2,007,181

Property and equipment, net                                             91,434        73,518

Other assets:
     Intellectual property rights, net of amortization                 943,165       997,738
     Investment in New Scale Technologies, Inc.                        100,000       100,000
     Investment in  and advances to Myotech, LLC                    11,767,062            --
     Security deposit                                                    3,800         2,933
     Deferred tax asset, net of valuation allowance
       of $7,560,000 and $4,787,000, respectively                           --            --
                                                                 -------------  ------------
                                                                    12,814,027     1,100,671
                                                                 -------------  ------------
                                                                 $  14,763,455  $  3,181,370
                                                                 =============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                       $   1,081,960  $  1,037,103
     Line of credit - related party, net of discount
       of $1,323,921                                                 1,476,079            --
     Due to related parties                                             27,114            --
     Deferred revenue                                                  520,833       225,000
     Note payable                                                           --       200,000
                                                                 -------------  ------------
          Total current liabilities                                  3,105,986     1,462,103

Minority interest                                                       69,543            --

Stockholders' equity:
Common stock, $.005 par value:
  Authorized, 125,000,000 shares
  Issued and outstanding, 81,805,243 and
  74,317,832 shares, respectively                                      409,026       371,589
Additional paid-in capital                                          42,979,203    18,982,952
Stock subscription receivable                                               --      (150,000)
Deficit accumulated during the
  development stage                                                (31,800,303)  (17,485,274)
                                                                 -------------  ------------
                                                                    11,587,926     1,719,267
                                                                 -------------  ------------
                                                                 $  14,763,455  $  3,181,370
                                                                 =============  ============

See notes to consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                         Year Ended
                                    --------------------------------------------------  Period from August
                                               February 28,                             1, 1968 (date of
                                    --------------------------------     February 29,     inception) to
                                         2006              2005              2004       February 28, 2006
                                    --------------    --------------    --------------    --------------
Revenues:
     Development payments           $      225,000    $           --    $       75,000    $      300,000
     License Fees                          479,166                --                --           479,166
     Consulting fees                       340,695                --                --           340,695
                                    --------------    --------------    --------------    --------------
                                         1,044,861                --            75,000         1,119,861

Operating expenses:
     Research and development            6,034,994         2,629,980         1,240,439        12,340,805
     General and administrative          8,286,687         3,337,185         1,911,003        17,660,639
     Write-down of intellectual
       property rights                          --                --                --           530,000
                                    --------------    --------------    --------------    --------------
                                        14,321,681         5,967,165         3,151,442        30,531,444
                                    --------------    --------------    --------------    --------------

Operating loss                         (13,276,820)       (5,967,165)       (3,076,442)      (29,411,583)

Other income(expense):
     Interest expense                   (1,140,866)               --          (729,527)       (2,871,789)
     Interest income                        70,701            11,869             1,815           129,148
     Equity loss in investment            (222,992)               --                --          (222,992)
     Other income                          254,948           161,749            85,584           731,356
     Other expense                              --                --                --           (65,086)
                                    --------------    --------------    --------------    --------------
                                        (1,038,209)          173,618          (642,128)       (2,299,363)

Loss from continuing operations        (14,315,029)       (5,793,547)       (3,718,570)      (31,710,946)

Loss from discontinued operations               --                --                --           (89,357)
                                    --------------    --------------    --------------    --------------

Net loss                            $  (14,315,029)   $   (5,793,547)   $   (3,718,570)   $  (31,800,303)
                                    ==============    ==============    ==============    ==============

Loss per common share - basic
  and diluted                       $        (0.19)   $        (0.08)   $        (0.08)
                                    ==============    ==============    ==============

Weighted average shares
  outstanding                           77,014,450        69,263,893        44,017,010
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

                                                     CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2006
--------------------------------------------------------------------------------

                                                                                                             Deficit
                                                                                                         Accumulated
                                                                            Additional          Stock     During the   Stockholders'
                                                       Number      Common      Paid-in   Subscription    Development          Equity
                                                    of Shares       Stock      Capital     Receivable          Stage    (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Grant of stock options for services                                          201,000                                        201,000

Section 16(b) short swing profits                                            400,725                                        400,725

Stock subscription receivable                                                              (150,000)                       (150,000)

Net loss for the year ended February 28, 2005                                                           (5,793,547)      (5,793,547)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 2005                    74,317,832     371,589    18,982,952       (150,000)   (17,485,274)       1,719,267

2005 - Shares issued for option exercise
  at $.50 per share                                 74,998         375        66,208                                         66,583

2005 - Shares issued for option exercise
  at $.67 per share                                 12,500          63         8,312                                          8,375

2005 - Shares issued for option exercise
  at $1.00 per share                               136,667         683       106,901                                        107,584

2005 - Shares issued upon  exercise of
  warrants  at $.16 per share                       54,054         270         8,379                                          8,649

2005 - Shares issued upon  exercise of
  warrants  at $.39 per share                       12,500          62         4,813                                          4,875

2005 - Shares issued upon  exercise of
  warrants  at $.41 per share                       17,520          88         7,095                                          7,183

2006 - Restricted shares issued  in connection
  with acquisition of Biophan Europe at
  $1.34 per share                                  100,000         500       133,500                                        134,000

2006 - Shares issued for acquisition of
  Minority interest in Myotech, LLC
  at $2.10 per share                             4,923,080      24,615    10,313,853                                     10,338,468

2006 - Shares issued pursuant to investment
  Agreement with Boston Scientific
  at $3.02 per share                             1,653,193       8,266     4,991,734                                      5,000,000

2006 - 22,000 shares issued for services
  at $1.72 per share                                22,000         110        37,730                                         37,840

2006 - Shares issued upon conversion of
  related party loans at $2.12 per share           480,899       2,405     1,017,101                                      1,019.506

Beneficial conversion feature of
  note payable                                                             2,395,485                                      2,395,485

Stock options issued for services                                          4,609,778                                      4,609,778

Section 16(b) short swing profits                                            295,362                                        295,362

Stock subscription receivable                                                               150,000                         150,000

Net loss for the year ended February 28, 2006                                                          (14,315,029)     (14,315,029)
                                                -----------------------------------------------------------------------------------
Balance at February 28, 2006                    81,805,243    $409,026   $42,979,203       $       -  $(31,800,303)    $ 11,587,926
                                                ====================================================================================

                                  See notes to consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                       Period from
                                                                                   Year Ended                           August 1,
                                                              -------------------------------------------------      1968 (date of
                                                                          February 28,                               inception) to,
                                                              -------------------------------       February 29,       February 28
                                                                    2006              2005              2004              2006
                                                              -------------     -------------       -----------      -------------
Cash flows used for operating activities:
  Net loss                                                    $ (14,315,029)    $  (5,793,547)      $(3,718,570)     $ (31,800,303)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Amortization of intellectual property rights                   54,573                -                 -             54,573
       Depreciation                                                   43,068           28,020            23,643            135,261
       Loss on disposal of equipment                                   1,505                -                 -              1,505
       Realized and unrealized losses on marketable
         securities                                                        -                -                 -             66,948
       Accrued interest on note converted to common
         stock                                                        19,506                -            11,998             31,504
       Amortization of interest on convertible notes payable               -                -           667,617          1,050,950
       Write-down of intellectual property rights                          -                -                 -            530,000
       Amortization of discount on payable to related
         party                                                     1,071,564                -                 -          1,146,564
       Issuance of common stock for services                          37,840          268,000                 -            406,948
       Issuance of common stock for interest                               -                -                 -            468,823
       Grant of stock options for services                         4,609,778          201,000           565,000          6,563,578
       Expenses paid by stockholder                                        -                -                 -              2,640
       Equity loss on investment                                     222,992                -                 -            222,992
       Minority interest                                              69,543                -                 -             69,543
  Changes in operating assets and liabilities:
     (Increase) decrease in advances receivable                            -                -            10,127                  -
     (Increase) decrease in accounts receivable                    (162,558)                -                 -          (162,558)
     (Increase) decrease in due from related parties                 179,382         (186,737)           (9,854)           (41,577)
     (Increase) decrease in prepaid expenses                        (40,037)          (22,411)            21,738          (131,633)
     (Increase) decrease in other current assets                    (39,710)                -                 -           (39,710)
     (Increase) decrease in security deposits                          (867)                -                 -            (3,800)
     Increase (decrease) in accounts payable and
       accrued expenses                                              178,857          405,821           (89,158)           825,405
     Increase (decrease) in due to related parties                    27,114                -            (9,401)           (16,382)
     Increase (decrease) in deferred revenues                        295,833          225,000                 -            520,833
                                                                 -------------------------------------------------------------------
Net cash used in operating activities                             (7,746,646)      (4,874,854)       (2,526,860)       (20,097,896)

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
                                                              ============== ===============   ================   ================

Continued on next page

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

                                                                                                                       Period from
                                                                                   Year Ended                           August 1,
                                                              -------------------------------------------------      1968 (date of
                                                                          February 28,                               inception) to,
                                                              -------------------------------       February 29,       February 28
                                                                    2006              2005              2004              2006
                                                              -------------     -------------       -----------      -------------
Supplemental schedule of non-cash investing and
  financing activities:

  Allocation of proceeds from line of credit - related party
    to beneficial conversion feature and warrants             $     2,395,485  $              - $               - $       2,395,485
                                                              ===============  ================ ================= =================
  Issuance of common stock upon conversion
    of  LOC loans                                             $     1,000,000  $              - $         978,450 $       1,978,450
                                                              ===============  ================ ================= =================
  Issuance of common stock for the acquisition of
    A 35% interest in Myotech, LLC                            $    10,338,468  $              - $               - $      10,338,468
                                                              ===============  ================ ================= =================
  Issuance of common stock in satisfaction
    of accounts payable                                       $       134,000  $              - $               - $         134,000
                                                              ===============  ================ ================= =================
  Common stock issued for subscription receivable             $             -  $      1,050,000 $               - $       1,050,000
                                                              ===============  ================ ================= =================
  Liabilities assumed in conjunction with acquisition of
    51% interest in Biophan Europe and certain
    intellectual property rights:
          Fair value of assets acquired                                        $      1,105,714

          Cash paid                                                                    (366,830)

          Promissory note issued                                                       (200,000)

          Restricted stock issued                                                      (134,000)

          Payables incurred                                                            (226,500)
                                                                               ----------------
            Liabilities assumed                                                $        178,384 $               - $         178,384
                                                              ===============  ================ ================= =================
  Issuance of common stock upon conversion
    of bridge loans                                           $             -  $              - $         155,568 $       1,142,068
                                                              ===============  ================ ================= =================
  Acquisition of intellectual property                        $             -  $              - $               - $         425,000
                                                              ===============  ================ ================= =================
  Intellectual property acquired through issuance of
     capital stock and assumption of related party payable    $             -  $              - $               - $         175,000
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


                                       Year ended February 28,      Year Ended
                                     ---------------------------   February 29,
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

Under the Securities Purchase Agreement, we are obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units, and we may acquire up to an additional 3,563,097 Class A units for further cash consideration of $9.775 million upon achievement of certain milestones satisfactory to us measured over a 24-month period. Upon consummation of these additional elective milestone investments, we may acquire up to a majority interest in Myotech.

As of February 28, 2006, Biophan has provided $1,185,000 of the additional funding for 431,946 Class A units of Myotech and has provided an additional amount of funding since February 28, 2006 of $305,000, for which shares have not yet been issued, increasing our ownership to 38%. This acquisition is being accounted for under the equity method. The equity loss for the year ended February 28, 2006 was $222,922.

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

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                                    February 28,
                                          ------------------------------
                                               2006            2005
                                          --------------  --------------
          Accounts payable                $      674,147  $      649,146
          Bonuses - Biophan-Europe               150,000              --
          Accrued payroll and related
            expenses                              70,965          46,738
          License fees                            70,000              --
          Interest payable                        34,112              --
          Other                                   82,736          87,059
          Acquisition fees                            --         254,160
                                          --------------  --------------
                                          $    1,081,960  $    1,037,103
                                          ==============  ==============

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

10. STOCKHOLDERS' EQUITY:

On February 5, 2004 the Company entered into a stock purchase agreement with SBI Brightline Consulting, LLC ("SBI") that obligated SBI to purchase, upon the Company's election, up to 17,750,000 shares of common stock for an aggregate purchase price of $25 million. Only 6,000,000 shares covered by this stock purchase agreement were registered for resale. SBI was not obligated to purchase the remaining shares covered by the stock purchase agreement unless and until the Company had registered the resale of such shares by SBI. During the year ended February 28, 2005, the Company elected to sell the 6,000,000 shares to SBI for an aggregate of $3,900,000. On May 27, 2005, this stock purchase agreement was cancelled and a new agreement was executed with SBI. The new agreement provides a $30 million fixed price financing for up to 10,000,000 shares at prices ranging from $2 to $4 a share. The sales of stock must be taken in sequential tranches of 1,000,000 shares each and the financing requires the 10,000,000 shares to be registered for resale. As of February 28, 2006, these shares were included in a registration statement that was filed but had not yet gone effective.

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

Also, on December 6, 2005, the Company issued 22,000 restricted shares of common stock valued at $37,840 for certain services.

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

Steven Katz & Associates, Inc. of which Steven Katz, a director of the Company is an owner, billed the Company $110,500 during the year ended February 28, 2006 for consulting services. No services were billed in preceding years.

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

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                        For the Years Ended
                                                     =========================================================
                                                                 February 28,                   February 29,
                                                     -------------------------------------    ----------------
                                                           2006                 2005                2004
                                                     -----------------     ---------------    ----------------
        Tax benefit at U.S. statutory rates                        (34%)               (34%)               (34%)

        Increase in valuation allowance                             34%                 34%                 34%
                                                     -----------------     ---------------    ----------------
                                                                     0%                  0%                  0%
                                                     =================     ===============    ================

                                                                 February 28,
                                                     -------------------------------------
                                                           2006                 2005
                                                     -----------------     ---------------
Deferred tax asset is comprised of the following:

        Net operating loss carryforwards             $       7,400,000     $     4,627,000
        Write-down of intellectual property rights             160,000             160,000
                                                     -----------------     ---------------
        Total deferred tax asset                             7,560,000           4,787,000

        Valuation allowance                          $      (7,560,000)    $    (4,787,000)
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

                                                            Year Ended February 28, 2006
                                            ------------------------------------------------------------
Quarter ended:                                    May 31       August 31     November 30     February 28
                                            ------------    ------------    ------------    ------------
Revenues                                    $          -    $     62,500    $    466,935    $    515,426
Research and development expenses              1,599,742       2,291,762       1,212,239         931,251
General and administrative expenses            1,895,984       1,548,299       3,123,641       1,718,763
Other income (expense)                            85,887        (670,575)        (81,098)       (372,423)
                                            ------------    ------------    ------------    ------------
Net loss                                    $ (3,409,839)   $ (6,023,478)   $ (2,374,701)   $ (2,507,011)
                                            ============    ============    ============    ============

Loss per common share - basic and diluted   $       (.05)   $       (.08)   $       (.03)   $       (.03)
Weighted average shares outstanding           74,417,378      75,129,518      76,814,262      81,797,050

                                                            Year Ended February 28, 2005
                                            ------------------------------------------------------------
Quarter ended:                                    May 31       August 31     November 30     February 28
                                            ------------    ------------    ------------    ------------
Revenues                                    $          -    $          -    $          -    $          -
Research and development expenses                560,919         573,846         685,469         809,746
General and administrative expenses              433,767         776,804       1,055,312       1,071,302
Other income (expense)                            42,661          48,445          36,089          46,423
                                            ------------    ------------    ------------    ------------
Net loss                                    $   (952,025)   $ (1,302,205)   $ (1,704,692)   $ (1,834,625)
                                            ============    ============    ============    ============

Loss per common share - basic and diluted   $       (.01)   $       (.02)   $       (.02)   $       (.03)
Weighted average shares outstanding           66,419,732      67,665,026      70,029,872      73,031,165


18. VALUATION AND QUALIFYING ACCOUNTS

                                                         Years ended February 28, 2006, 2005 and 2004
                                          -----------------------------------------------------------------------
                                           Balance at          Additions charged                     Balance at
Description                               beginning of year    to expense (*)       Deductions       end of year
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biophan Technologies, Inc. as of February 28, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2006 and the amounts in the cumulative column in the consolidated statement of operations, stockholders' equity and cash flows for the period March 1, 2000 to February 28, 2006 and our report dated April 26, 2006, except for Note 7 as to which the date is May 12, expressed an unqualified opinion thereon.


/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 26, 2006

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

COMPENSATION OF THE BOARD OF DIRECTORS

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, are paid an annual cash fee of $8,000. Dr. Jaensch received an additional $2,000 per month for serving as Chairman of the Board through July 31, 2005. Commencing August 2005, the monthly fee was increased to $2,500 per month. In addition, non-employee directors receive options under our Stock Option Plan. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings. An additional $3,000 per year is paid to the Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. We maintain directors and officers liability insurance.

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

8) During the year ended February 28, 2006, the Company was billed $110,500 for consulting services provided by Steven Katz, a director of the Company.

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
                        Invention and Non-Competition Agreement
       10.55 *          Executive Employment Agreement dated as of January    Incorporated by reference to Exhibit
                        1, 2006 between Biophan and Jeffrey L. Helfer         10.2 to Form 8-K filed January 26,
                                                                              2006
         14.1           Code of Ethics for Senior Financial Officers          Incorporated by reference to Exhibit
                                                                              14.1 to the 2005 10-KSB.
         21.1           Subsidiaries                                          Filed herewith
         23.1           Consent of Goldstein Golub Kessler LLP                Filed herewith

         23.3           Consent of Frank G. Shellock                          Incorporated by reference to Exhibit
                                                                              23.2 to Amendment No. 3 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on May 22, 2003 (File No.
                                                                              333-102526).
         23.4           Consent of Robert Rubin M.D.                          Incorporated by reference to Exhibit
                                                                              23.3 to Amendment No. 2 to
                                                                              Registration Statement on Form SB-2/A
                                                                              filed on May 1, 2003 (File No.
                                                                              333-102526).
         31.1           Certification of C.E.O. pursuant  to Rule 13a-14      Filed herewith
         31.2           Certification of C.F.O. pursuant to Rule 13a-14       Filed herewith
         32.1           Certification of C.E.O. pursuant to 18 U.S.C.         Filed herewith
                        Section 1350
         32.2           Certification of C.F.O. pursuant to 18 U.S.C.         Filed herewith
                        Section 1350

* Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BIOPHAN TECHNOLOGIES, INC.


     By: /s/ Michael L. Weiner
         -----------------------------------
         Name:  Michael L. Weiner
         Title: President, CEO and Director

Dated: June 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                            Title                          Date
    ---------                            -----                          ----


/s/ Michael L. Weiner           President, CEO and Director         June 9, 2006
------------------------        (Principal Executive Officer)
Michael L. Weiner


/s/ Darryl L. Canfield          Vice President, Secretary,          June 9, 2006
------------------------        Treasurer and CFO
Darryl L. Canfield              (Principal Financial Officer
                                and Principal Accounting Officer)


/s/ Guenter H. Jaensch          Chairman                            June 9, 2006
------------------------
Guenter H. Jaensch


/s/ Ross B. Kenzie              Director                            June 9, 2006
------------------------
Ross B. Kenzie


/s/ Steven Katz                 Director                            June 9, 2006
------------------------
Steven Katz


/s/ Robert S. Bramson           Director                            June 9, 2006
------------------------
Robert S. Bramson


/s/ Michael Friebe              Director                            June 9, 2006
------------------------
Michael Friebe


/s/ Theodore A. Greenberg       Director                            June 9, 2006
------------------------
Theodore A. Greenberg