Form 10-Q
period 2006-05-31
BIOPHAN TECHNOLOGIES INC
filed 2006-07-10
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended: May 31, 2006

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

Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer |_|   Accelerated Filer |X|   Non-Accelerated Filer | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of July 5, 2006 - Common Stock, $.005 par value - 82,809,199 shares

                                      INDEX


                                                                            Page
                                                                          Number
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets, May 31, 2006
            (Unaudited) and February 28, 2006                                  1

         Condensed Consolidated Statements of Operations, Three Months
          Ended May 31, 2006 and 2005 (Unaudited), and from August 1,
            1968 (Date of Inception) through May 31, 2006 (Unaudited)          2

         Condensed Consolidated Statements of Cash Flows, Three Months
            Ended May 31, 2006 and 2005 (Unaudited) and from August 1, 1968
            (Date of Inception) through May 31, 2006 (Unaudited)               3

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           15

ITEM 4.  Controls and Procedures                                              15

PART II. OTHER INFORMATION                                                    16

ITEM 1.  Legal Proceedings                                                    16

ITEM 1A. Risk Factors                                                         16

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

ITEM 3.  Defaults Upon Senior Securities                                      16

ITEM 4.  Submission of Matters to a Vote of Security Holders                  16

ITEM 5.  Other Information                                                    17

ITEM 6.  Exhibits                                                             17

         SIGNATURES                                                           18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             May 31,      February 28,
                                                              2006            2006
                                                          ------------    ------------
                                     ASSETS                (Unaudited)
Current assets:
     Cash and cash equivalents                            $    715,309    $  1,441,178
     Accounts receivable                                        69,010         162,558
     Stock subscriptions receivable                          1,700,000              --
     Due from related parties                                  148,675          41,577
     Prepaid expenses                                           85,094         131,633
     Other current assets                                       58,677          81,048
                                                          ------------    ------------
         Total current assets                                2,776,765       1,857,994

Property and equipment, net                                    102,207          91,434

Other assets:
     Intellectual property rights, net of amortization         929,522         943,165
     Investment in New Scale Technologies, Inc.                100,000         100,000
     Investment in and advances to Myotech, LLC             12,106,730      11,767,062
     Security deposit                                            3,800           3,800
     Deferred tax asset, net of valuation allowance of
        $8,539,000 and $7,560,000, respectively                     --              --
                                                          ------------    ------------
                                                            13,140,052      12,814,027
                                                          ------------    ------------
                                                          $ 16,019,024    $ 14,763,455
                                                          ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                $  1,309,050    $  1,081,960
     Line of credit - related party, net of discount
         of $1,387,342 and $1,323,921, respectively          3,542,658       1,476,079
     Notes payable                                              47,258              --
     Due to related parties                                     29,235          27,114
     Deferred revenues                                         270,833         520,833
                                                          ------------    ------------
         Total current liabilities                           5,199,034       3,105,986

Minority interest                                               24,464          69,543

Stockholders' equity:
     Common stock $.005 par value
        Authorized  125,000,000 shares
        Issued and outstanding  82,809,199 and
           81,805,243 shares, respectively                     414,046         409,026
     Additional paid-in capital                             45,830,060      42,979,203
     Deficit accumulated during the
        development stage                                  (35,448,580)    (31,800,303)
                                                          ------------    ------------
                                                            10,795,526      11,587,926
                                                          ------------    ------------
                                                          $ 16,019,024    $ 14,763,455
                                                          ============    ============

               See Notes to Condensed Consolidated Financial Statements.

                         BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                                 Period from
                                                                                August 1, 1968
                                                      Three Months Ended           (date of
                                                 ----------------------------    inception) to
                                                 May 31, 2006    May 31, 2005    May 31, 2006
                                                 ------------    ------------    ------------
Revenues:
    Development payments                         $         --    $         --    $    300,000
    License fees                                      250,000              --         729,166
    Consulting fees                                    94,922              --         435,617
                                                 ------------    ------------    ------------
                                                      344,922              --       1,464,783
Operating expenses:
    Research and development                        1,542,852       1,599,742      13,883,657
    General and administrative                      1,930,508       1,895,984      19,591,147
    Write-down of intellectual property rights             --              --         530,000
                                                 ------------    ------------    ------------
                                                    3,473,360       3,495,726      34,004,804
                                                 ------------    ------------    ------------

Operating loss                                     (3,128,438)     (3,495,726)    (32,540,021)

Other income(expense):
    Interest expense                                 (303,473)             --      (3,175,262)
    Interest income                                     6,343           2,749         135,491
    Equity loss on investment                        (335,331)             --        (558,323)
    Other income                                      112,622          83,138         843,978
    Other expense                                          --              --         (65,086)
                                                 ------------    ------------    ------------
                                                     (519,839)         85,887      (2,819,202)
                                                 ------------    ------------    ------------

Loss from continuing operations                    (3,648,277)     (3,409,839)    (35,359,223)

Loss from discontinued operations                          --              --         (89,357)
                                                 ------------    ------------    ------------
Net loss                                         $ (3,648,277)   $ (3,409,839)   $(35,448,580)
                                                 ============    ============    ============
Loss per common share - basic and diluted        $      (0.04)   $      (0.05)
                                                 ============    ============
Weighted average shares outstanding                81,816,844      74,417,378
                                                 ============    ============

                  See Notes to Condensed Consolidated Financial Statements.

                                  BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                                  Period from
                                                                        Three Months Ended       August 1, 1968
                                                                             May 31,                (date of
                                                                  ----------------------------    inception) to
                                                                      2006            2005        May 31, 2006
                                                                  ------------    ------------    ------------
Cash flows used for operating activities:
    Net loss                                                      $ (3,648,277)   $ (3,409,839)   $(35,448,580)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization of intellectual property rights                    13,643          13,643          68,216
        Depreciation                                                     8,757           9,412         144,018
        Loss on disposal of equipment                                       --           1,505           1,505
        Realized and unrealized losses on marketable securities             --              --          66,948
        Accrued interest on note converted to common stock                  --              --          31,504
        Amortization of interest on convertible notes payable               --              --       1,050,950
        Write-down of intellectual property rights                          --              --         530,000
        Amortization of discount on payable to related party           209,524              --       1,356,088
        Issuance of common stock for services                               --              --         406,948
        Issuance of common stock for interest                               --              --         468,823
        Grant of stock options for services                            580,954       1,462,082       7,144,532
        Expenses paid by stockholder                                        --              --           2,640
        Equity loss on investment                                      335,331              --         558,323
        Minority interest                                              (45,079)         76,493          24,464
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                        93,548              --         (69,010)
      (Increase) decrease in due from related parties                 (107,098)         29,906        (148,675)
      (Increase) decrease in prepaid expenses                           46,539          15,839         (85,094)
      (Increase) decrease in other current assets                       22,372           5,910         (17,338)
      (Increase) decrease in security deposits                              --            (867)         (3,800)
      Increase (decrease) in accounts payable and
         accrued expenses                                              227,090          (5,045)      1,052,495
      Increase (decrease) in due to related parties                      2,121              --         (14,261)
      Increase (decrease) in deferred revenues                        (250,000)             --         270,833
                                                                  ------------    ------------    ------------
         Net cash used in operating activities                      (2,510,575)     (1,800,961)    (22,608,471)

Cash flows used for investing activities:
    Purchases of property and equipment                                (19,530)        (23,255)       (246,708)
    Sales of marketable securities                                          --              --       2,369,270
    Purchase of investment                                                  --              --        (100,000)
    Investment in and advances to Myotech, LLC                        (675,000)             --      (2,326,585)
    Cash paid for acquisition of Biophan Europe,
      net of cash received of $107,956                                      --              --        (258,874)
    Purchases of marketable securities                                      --              --      (2,436,218)
                                                                  ------------    ------------    ------------
          Net cash provided by (used in) investing activities         (694,530)        (23,255)     (2,999,115)


                           See Notes to Condensed Consolidated Financial Statements.

                                        BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)


                                                                                     Three Months Ended         Period from
                                                                               ----------------------------   August 1, 1968
                                                                                            May 31,              (date of
                                                                               ----------------------------    inception) to
                                                                                   2006            2005        May 31, 2006
                                                                               ------------    ------------    ------------
Cash flows provided by financing activities:
    Proceeds of bridge loans                                                             --              --         986,500
    Loan from stockholder                                                                --              --         143,570
    Line of credit borrowing from related party, net of
      discount                                                                    3,630,000              --       8,480,950
    Line of credit payments                                                      (1,500,000)             --      (2,072,500)
    Notes payable                                                                    47,258              --        (152,742)
    Proceeds from sales of common stock                                             300,000         900,000      16,563,849
    Exercise of options                                                               1,978         112,541         647,266
    Exercise of warrants                                                                 --              --       1,142,451
    Swing profits                                                                        --         295,362         696,087
    Deferred equity placement costs                                                      --              --        (112,536)
                                                                               ------------    ------------    ------------
                                   Net cash provided by financing activities      2,479,236       1,307,903      26,322,895
                                                                               ------------    ------------    ------------
Net increase(decrease) in cash and equivalents                                     (725,869)       (516,313)        715,309

Cash and equivalents, beginning                                                   1,441,178         753,288              --
                                                                               ------------    ------------    ------------
Cash and equivalents, ending                                                   $    715,309    $    236,975    $    715,309
                                                                               ============    ============    ============
Supplemental schedule for cash paid for:
     Interest                                                                  $     30,000    $         --    $     39,800
                                                                               ============    ============    ============
Supplemental schedule of non cash investing and financing activities:

    Allocation of proceeds from line of credit - related party
      to beneficial conversion feature and warrants                            $    272,945    $         --    $  2,668,430
                                                                               ============    ============    ============
    Common stock issued for subscription receivable                            $  1,700,000    $         --    $  2,750,000
                                                                               ============    ============    ============
    Issuance of common stock upon conversion
      of line of credit loans                                                  $         --    $         --    $  1,978,450
                                                                               ============    ============    ============
    Issuance of common stock for the acquisition of
      a 35% interest in Myotech, LLC                                           $         --    $         --    $ 10,338,468
                                                                               ============    ============    ============
    Issuance of common stock in satisfaction of
       accounts payable                                                        $         --    $         --    $    134,000
                                                                               ============    ============    ============


                                 See Notes to Condensed Consolidated Financial Statements.

                                        BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)


                                                                                     Three Months Ended         Period from
                                                                               ----------------------------   August 1, 1968
                                                                                            May 31,              (date of
                                                                               ----------------------------    inception) to
                                                                                   2006            2005        May 31, 2006
                                                                               ------------    ------------    ------------
Liabilities assumed in conjunction with acquisition of 51% interest in
    Biophan Europe and certain intellectual property rights:
      Fair value of assets acquired                                                                            $  1,105,714
      Cash paid                                                                                                    (366,830)
      Promissory note issued                                                                                       (200,000)
      Restricted stock issued                                                                                      (134,000)
      Payables incurred                                                                                            (226,500)
                                                                                                               ------------
        Liabilities assumed                                                    $         --    $         --    $    178,384
                                                                               ============    ============    ============
Issuance of common stock upon conversion
  of bridge loans                                                              $         --    $         --    $  1,142,068
                                                                               ============    ============    ============
Acquisition of intellectual property                                           $         --    $         --    $    425,000
                                                                               ============    ============    ============
Intellectual property acquired through issuance of
  capital stock and assumption of related party payable                        $         --    $         --    $    175,000
                                                                               ============    ============    ============


                                 See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2006

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of May 31, 2006 and for the three months ended May 31, 2006 and 2005 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2006.

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc.("Antisense") and Nanolution, LLC, ("Nanolution"), and its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), and TE Bio LLC ("TE Bio"), collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.


COMPANY HISTORY:

The Company was incorporated under the laws of the State of Idaho on August 1, 1968 and on January 12, 2000, changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. From the inception of the current line of business on December 1, 2000, the Company has not generated any material revenues. Therefore, the Company is in the development stage and will remain so until the realization of significant revenues. The Company's ability to continue in business is dependent upon maintaining sufficient financing or attaining future profitable operations.

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing technologies for improving MRI contrast agents; for improved drug elution and drug delivery systems, including an MRI safe and image compatible ceramic motor; a system for generating power for implantable devices from body heat, and a series of implantable devices including an MRI-visible vascular implants such as a vena cave filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of he heart. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX). The Company is also an owner of a substantial minority interest, with rights to take a majority interest, in Myotech, developers of the MYO-VAD, a cardiac assist device that does not contact circulating blood and utilizes technology that has the potential to become a standard of care in the device market for treating multiple types of acute and chronic heart failure including congestive heart failure and sudden cardiac arrest.

ACCOUNTING FOR STOCK- BASED COMPENSATION

The Company has a single stock-based compensation plan, entitled Biophan Technologies, Inc. 2001 Stock Option Plan (the "Plan") which is stockholder approved. The Plan provides for the granting of incentive and non-qualified stock options and restricted stock to selected employees, the granting of non-qualified options and restricted stock to selected consultants, directors, and advisory board members. The Option Plan is administered by the Compensation Committee of the Board and authorizes the grant of options or restricted stock awards for 13,000,000 shares. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Option Plan. Non-employee directors also receive periodic option grants pursuant to the automatic grant program in effect for them under the Plan. The Company's Board of Directors has adopted a new 2006 Incentive Stock Plan, subject to stockholder approval. If approved at the Annual Meeting of Stockholders on July 18, 2006, the new plan would authorize 7,500,000 shares for issuance pursuant to various types of stock-based awards.

Effective March 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants to employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method) and adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, employee compensation expense was recognized only to the extent that the fair value of our common stock on the date of grant exceeded the stock option exercise price.

Under the modified prospective approach, the Company applies the measurement principles of SFAS 123(R) to new grants and to grants that were outstanding on February 28, 2006 that are subsequently modified, repurchased or cancelled. Compensation cost recognized in the first quarter of fiscal 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of February 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on March 1, 2006, our net loss and basic and diluted loss per share for the three months ended May 31, 2006, were $477,949 and $ 0.006 per share greater than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended May 31, 2005:


          Net loss - as                                        $(3,409,839)
          reported

          Add: Stock-based employee compensation
           expense included in reported net loss,
           net of related tax effects                            1,339,000

          Deduct:  Total stock-based employee
           compensation expense determined
           under fair value based method for
           all awards, net of related tax effects               (2,155,000)
                                                               -----------
          Net loss - pro forma                                 $(4,225,839)
                                                               ===========
          Basic and diluted loss
           per share - as reported                             $      (.05)
                                                               ===========
          Basic and diluted loss
           per share - pro forma                               $      (.06)
                                                               ===========

 We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

  Three months ended May 31,                           2006            2005
                                                       ----            ----
     Expected volatility                            119.7-121.8        87.8
     Risk-free interest rate                           4.6%            4.08%
     Expected life of options (years)               5-10 years      9-10 years
     Weighted-average grant-date fair value            $1.46           $2.06
     Expected dividends                                 -0-             -0-

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At May 31, 2006, there was $1,580,163 of unrecognized compensation cost related to stock-based payments which is expected to be recognized over a weighted-average period of 1.65 years.

The following table represents stock option activity for the three months ended May 31, 2006:


                                                                           Weighted-Average   Weighted-Average
                                                                Number of      Exercise         Remaining
                                                                 Shares          Price         Contract Life
                                                                ---------  ----------------   ----------------
      Outstanding options at beginning of period                9,594,020  $            .95
      Granted                                                      80,000  $           1.44
      Exercised                                                    (3,956) $            .50
      Forfeited                                                   (92,000) $           1.18
                                                                ---------
      Outstanding options at end of period                      9,578,064  $            .95               7.23
                                                                =========  ================   ================
      Outstanding exercisable at end of period                  6,759,314  $            .74               6.63
                                                                =========  ================   ================

Shares available for future stock option grants to employees and others under our 2001 Stock Option Plan were 247,982. At May 31, 2006, the aggregate intrinsic value of shares outstanding was $3.9 million, and the aggregate intrinsic value of options exercisable was $ 3.4 million. Total intrinsic value of options exercised was $3,165 for the three months ended May 31, 2006.

The following table summarizes our nonvested stock option activity for the three months ended May 31, 2006:

                                                                Number          Weighted-Average
                                                               of Shares      Grant-Date Fair Value
                                                              ----------      ---------------------
    Nonvested stock options at beginning of period             3,048,750      $                1.31
    Granted                                                           --                         --
    Vested                                                       138,000      $                1.53
    Forfeited                                                    (92,000)     $                1.53
                                                              ----------
    Nonvested stock options at end of period                   2,818,750      $                1.29
                                                              ==========

RECLASSIFICATION

For comparative purposes, certain amounts in the accompanying statement of operations for fiscal 2006 have been reclassified to conform to the presentation used for fiscal 2007. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

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

STOCKHOLDERS' EQUITY

On May 27, 2005, the Company entered into a Stock Purchase Agreement with SBI Brightline XI, LLC. The agreement provides a $30 million fixed price financing for up to 10,000,000 shares at prices ranging from $2 to $4 a share. The sales of stock must be taken in sequential traunches of 1 million shares each and the financing agreement requires the shares to be registered for sale by SBI. There are no resets, warrants, finder's fees or commissions associated with this financing transaction. Registration of the shares for resale by SBI was effective on May 18, 2006 and the Company elected to put the first traunche of 1 million shares at $2 per share on May 23, 2006. Of the total proceeds of $2,000,000, $300,000 was received by May 31, 2006 and the balance was received on June 7, 2006.

INVESTMENT IN MYOTECH LLC:

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock, par value $.005, for 3,768,488 Class A (voting) units of Myotech.

Based upon the terms of the Securities Purchase Agreement, we are obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for a further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech.

During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 31,946 Class A units of Myotech.

During the three month period ended May 31, 2006, Biophan has provided $675,000 of additional funding toward the cash consideration of $2.225 million cited above, for 246,045 Class A units of Myotech, which increased our ownership to 41.6%. Biophan has also provided an additional amount of funding since May 31, 2006 of $250,000, increasing our ownership to 42.0%. This acquisition is being accounted for under the equity method. The Company's pro rata share of the equity loss for the three months ended May 31, 2006 was $335,331.

The following is selected financial data for Myotech, LLC:

                                             May 31, 2006
                                         ------------------
            Total current assets         $           23,167
            Noncurrent assets (1)                 6,145,521
                                         ------------------
            Total assets                 $        6,168,688
                                         ==================
            Current liabilities          $          482,647
            Equity                                5,686,041
                                         ------------------
                                         $        6,168,688
                                         ==================

                                             Three Months
                                         Ended May 31, 2006
                                         ------------------
            Net loss from operations     $        (842,372)
                                         ==================
            Equity share of loss         $        (335,331)
                                         ==================

----------
(1) Noncurrent assets includes 4,923,080 shares of Biophan common stock received under the Securities Purchase Agreement. With a value at May 31, 2006 of $5,926,597.

LINE OF CREDIT AGREEMENT:

On January 24, 2006, we entered into a Line of Credit Agreement (the "Line of Credit Agreement") with Biomed, a related party, pursuant to which Biomed has committed to make advances to us, in an aggregate amount of up to $5,000,000. Under the Line of Credit Agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. We are obligated to utilize the entire credit facility. In connection with the establishment of the credit facility under the Line of Credit Agreement, on January 24, 2006 we issued to Biomed a Stock Purchase Warrant (the "Warrant") entitling Biomed to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company recorded an additional discount of $272,945 on incremental borrowings during the quarter of $2,650,000 due to the beneficial conversion feature of the note. The discount is being amortized as additional interest expense over the term of the note. During the quarter ended May 31, 2006 amortization of the discount on the note resulted in a non-cash interest expense of $209,524. Biomed's purchase rights under the Warrant expire on January 23, 2011. The Company is required to make its best efforts to register the common stock underlying the warrants and it is not required to settle any part or all of the instruments with cash. Accordingly, these instruments are classified as equity. The balance of borrowings on the line was $4,430,000 at May 31, 2006. The fair value of the note approximates the principal value of the note.

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed, a related company, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after August 31, 2006 and are convertible, at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each and, in accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount was amortized as additional interest expense over the term of the note and has been fully amortized as of November 30, 2005. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at May 31, 2006.


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

COMPANY BUSINESS

We are a technology development company with a strong focus on solving real-world technical challenges facing the medical device industry. When selecting a market opportunity to address, we have generated a wide range of potential technical solutions. Each technical solution we pursue is well-protected by intellectual property to ensure that we have the capability to effectively market our technologies. Whenever practical, we attempt to develop and patent multiple solutions for any given technology requirement. This is done both to strengthen our position against competitors, and to be in a position to offer multiple manufacturers alternative solutions, such as for MRI safety of pacemakers, or MRI visibility of Vascular stents, as we introduce our technologies to the market.

This approach has resulted in the development of a range of core technologies, in various related segments of the medical device market. We are aggressive in development and defense of our intellectual property assets and have an intellectual property portfolio several times the size of many comparable sized companies.

Over the past quarter, we have:

      o Continued to develop and market our technology to solve the problems of MRI safety that prevent people with pacemakers, cardio-defibrillators, neurostimulators, pain control devices, pumps, and virtually any implanted or interventional device with elongated metal leads to undergo MRI;

      o Hosted the first Biophan Symposium on MRI Safety at the SMIT2006 Conference in Pebble Beach, CA, where we presented issues of MRI Safety. Presentations were given by the FDA and the NIH, validating the issues of MRI heating of medical devices which have been the subject of some industry debate. The sessions were attended by Medtronic, Boston Scientific, Guidant, and St. Jude, and workshops were conducted between several of these companies, Biophan, and the FDA on how to research and define test methods for measuring MRI safety of medical implants under MRI, which will be required to eventually remove the current contraindication of these devices.

      o Held meetings with representatives of multiple medical device companies concerning Biophan's solutions for MRI safety, and entered into currently ongoing negotiations with several of these companies in which we have responded to requests for pricing for exclusive and co-exclusive licensing options;

      o Recognized over $344,000 in revenue from licensing, MRI testing, and consulting to the industry. We expect to recognize additional revenue from these transactions in the next several quarters.

      o Supported development of a new cardiac assist device, the MYO-VAD, through our relationship with Myotech LLC. The MYO-VAD is a life-saving device that provides benefits and competitive advantages not possible with other cardiac assist devices. In the past, this technology has saved human lives and holds tremendous promise for the treatment of multiple forms of acute and chronic heart failure.

      o Continued optimization of our technology to improve stents so they can be imaged with MRI to detect the presence of restenosis (blockage) after implantation; this technology is licensed exclusively to Boston Scientific (NYSE:BSX), who has rights to enforce and/or sub-license the technology to third parties.

      o Continued development of an MR image compatible vena cava filter, which allows MR imaging of blood clots that may be present in the filter to ensure safe removal of the device. We are also developing a heart valve which can be imaged and also implanted under MRI and an occluder device to treat atrial septal defects a hole in the septum between the left and right atria which will be the first occluder to be visible as well as implantable under MRI.

      o We have made progress on our other technology areas including drug elution and drug delivery systems with "active release" using non-invasive or minimally invasive activation; a power system to generate electricity from body heat, and improved contrast agents.


                      LICENSING AND JOINT VENTURE STRATEGY

BOSTON SCIENTIFIC LICENSE

On June 30, 2005, we entered into a licensing agreement with Boston Scientific Scimed, Inc. The agreement provides Boston Scientific with the right to use Biophan's MRI safety and image compatibility technology in a broad range of exclusive and non-exclusive product areas at royalty rates of 3% to 5%. The exclusive product area includes vascular implants, and RF ablation catheters, and the non-exclusive product area covers a broad array of medical devices including MRI safe pacemakers, defibrillators, neurostimulators, guidewires and catheters.

Boston Scientific has the right to sub-license the exclusive product areas to third parties, with Biophan and Boston Scientific to share all proceeds from these parties. The agreement also provides for milestone payments to Biophan for specific product areas which may be as high as several million dollars per product. In addition, the agreement required Boston Scientific to make an initial upfront payment to Biophan of $750,000, which was made on the closing of the agreement and is being amortized over twelve months and to make annual minimum royalty and potentially substantial annual earned royalty payments; and receive a right of first negotiation on new technologies acquired by Biophan in the fields of MRI safety and image compatibility. The initial $750,000 payment was made on August 2, 2005 and will be recognized as revenue over the next 12 months. Accordingly, one quarter of the $750,000, or $187,500 was recorded as revenue in the current quarter ended May 31, 2006.

In December, 2005, we received $250,000 for the first annual minimum payment under our license. The agreement calls for milestone payments upon achievement of significant project milestones, and requires payment of royalties for products sold incorporating our technologies. Boston Scientific has sublicensing rights to certain technologies, sharing revenue with Biophan, and other product lines will revert to Biophan in the event of non-performance. The agreement includes non-exclusive rights to our technology for making pacemakers, defibrillators and neurostimulators safe and image compatible for use with MRI, and extends to any companies in which they acquire a 50% or greater interest. As a result, both Guidant, and Advanced Bionics, acquired by Boston Scientific since we closed our license with them, are eligible to use our technology in their products. This agreement is available as an Exhibit to our 10-Q for the quarter ended August 31, 2005, as amended on January 9, 2005.

Revenue from this $250,000 payment is being recognized over 12 months. Accordingly, for the three months ended May 31, 2006, the Company recorded $62,500 in revenue from this payment.

ACQUISITION OF INTELLECTUAL ASSETS

We currently have an overall estate of 237 patents issued and pending. The total includes 176 U.S. patents licensed, issued, allowed or pending (56 of which have been issued) and 61 international patents or applications in process.

We believe that a strong and broad intellectual property portfolio is vital to our ability to achieve and maintain royalties and product sales to major industrial partners across our product lines.

These technologies cover a broad array of capabilities, with primary focus on our core businesses of:

      o making medical devices safe for use with MRI, as many are contraindicated, including pacemakers, defibrillators and neurostimulators

      o making devices such as stents visible under MRI so that they can be non-invasively examined for in-stent restenosis. Today an invasive angiogram procedure is required. We believe that non-invasive imaging of stents is a feature which can move market share between otherwise competitive devices.

The technologies allowing visualization of implants have been developed at Biophan, and with technology partners under exclusive license, including aMRIs Patents GmbH in Germany (via an exclusive license); Aachen Resonance in Germany (via an exclusive license); and Nanoset, LLC in the U.S. (via an exclusive license). Biophan holds both sub-licensing and enforcement rights (rights to litigate) under these agreements. The patents include those licensed from Nanoset, LLC. Nanoset's technology can be used to reduce image artifacts caused by implantable and interventional medical devices.

The patent total also includes those licensed as part of the Biophan Europe acquisition whereby we obtained worldwide exclusive rights to a significant patent portfolio totaling fifteen issued and pending patents covering critical capabilities needed by the medical industry as the use of MRI interventional medicine and MRI diagnostics for examination of stents and other implants becomes standard medical procedure.

On an ongoing basis we review our patent portfolio to ensure we are protecting our innovations and new discoveries in those strategic areas of our business where we believe the medical device industry is heading. To ensure the continuing value of our intellectual assets, we intend to aggressively defend our patents and licensed technology, both domestically and abroad. Additionally, our license agreement with Boston Scientific gives them enforcement rights in the areas of our business which are exclusive to them. They also have sub-licensing rights, should they elect to allow one of their competitors to enjoy access to those technologies.

LIQUIDITY

As further described under the heading "Line of Credit Agreement" in Notes to Condensed Consolidated Financial Statements, our affiliate Biomed Solutions, LLC, a related company, provided us with a $5 million Line of Credit. Under the Line of Credit agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the line of credit agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. We are obligated to utilize the entire credit facility. at terms we believe to be competitive to comparable transactions. Biomed Solutions is headed by Biophan CEO Michael Weiner, who is also a substantial beneficial owner of Biomed Solutions. The balance of borrowings on the line was $4,430,000 at May 31, 2006.

In addition, on May 27, 2005, we entered into a Line of Credit Agreement with Biomed, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after August 31, 2006 and are convertible, at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each, in accordance with the agreement. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at May 31, 2006.

As described in greater detail under the heading "Stockholders' Equity" in the "Notes to Condensed Consolidated Financial Statements", we have a current financing agreement with SBI Brightline XI, LLC for a $30 million fixed price financing for up to 10,000,000 shares at prices ranging from $2 to $4 a share. The sales of stock must be taken in sequential traunches of 1 million shares each and the financing agreement requires the shares to be registered for sale by SBI. Registration of the shares for resale by SBI was effective on May 23, 2006 and the Company elected to sell the first traunche of 1 million shares at $2 per share on May 23, 2006. The funds from the sale of this first traunches have been received.

We anticipate the next sale of 1,000,000 shares of common stock to SBI Brightline XI, LLC in the second fiscal quarter of 2007 and we plan to use this capital on an as needed basis to fund operations. Additionally, certain negotiations in process with several medical device companies may generate additional working capital in the form of up-front licensing fees and/or royalty advances.

Effective November 30, 2005, we entered into a Securities Purchase Agreement with Myotech, LLC to acquire a substantial minority interest in Myotech, LLC with the right to acquire a controlling interest. The acquisition involved approximately $11.1 million of newly issued shares of our common stock and cash advances in exchange for Class A units in Myotech, LLC.

The independent members of our Board of Directors negotiated, recommended and approved all terms of this transaction. Our Board of Directors, including the independent members, determined that the transaction was in the best interests of Biophan's stockholders.

Based upon the terms of the Securities Purchase Agreement, we are obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for a further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. Alternatively, the Company has the right to terminate further investment under provisions of the stock purchase agreement.

During the three month period ended May 31, 2006, Biophan has provided $0.675 million of additional funding, for a total of $1.860 million toward the cash consideration of $2.225 million cited above, for 677,991 Class A units of Myotech, which increased our ownership to 41.6%. Biophan has also provided an additional amount of funding since May 31, 2006 of $250,000, increasing our ownership to 42.0%.

We believe that funding available under the SBI stock purchase agreement, the Biomed lines of credit, and the Boston Scientific investment will provide the Company with adequate working capital resources for the upcoming 12 months of operations including the ability to fund, as needed, potential additional acquisitions and expansion of operations.

RESULTS OF OPERATIONS

The following comments discuss the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three months ended May 31, 2006 as compared to the three months ended May 31, 2005.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2006 AND 2005

REVENUES

      Revenues were $0.345 million for the three months ended May 31, 2006 as compared to no revenues for the three months ended May 31, 2005. The increase is due to development contract payments and license fees from Boston Scientific Scimed, and operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers.

OPERATING EXPENSES

      Research and Development. Research and development expenses decreased by 3.6%, to approximately $1.54 million for the three months ended May 31, 2006 from approximately $1.6 million for the three months ended May 31, 2005. Stock options expense (non cash expense) amounted to $0.278 million in the three months ended May 31, 2006 under FAS 123R and $0.794 million in the three months ended May 31, 2005 due primarily to the accounting for contingent stock options. Without consideration for expenses related to stock options, the expense for the three months ended May 31, 2006 would have been $1.265 million compared to $.806 million for the same period in 2005, or an increase of $.459 million, or 57%. This increase is primarily attributable to increased spending on several research and development projects of $0.350 million, increased spending of $0.175 million in Biophan Europe, increased salaries of $0.067 million, and reduced outside services of $0.142 million.

      General and Administrative. General and administrative expenses increased by 2% to approximately $1.93 million for the three months ended May 31, 2006 from approximately $1.90 million for the three months ended May 31, 2005. Stock options expense (non cash expense) amounted to $0.303 million in the three months ended May 31, 2006 under FAS 123R and $0.668 million in the three months ended May 31, 2005 due primarily to the accounting for contingent stock options. Without consideration for expenses related to stock options, the expense for the three months ended May 31, 2006 would have been $1.594 million compared to $1.102 million, or an increase of $0.491 million, or 45% over the same period in 2005. This increase is primarily attributable to increased spending for legal services of $0.204 million, outside financial compliance and audit services of $0.153 million, staffing additions of $0.155 million, increased salaries of $0.040 million, combined with reduced public relations expenses by $0.113 million.

OTHER INCOME (EXPENSE)

      Interest Expense. We incurred interest expense amounting to approximately $0.303 million for the three months ended May 31, 2006 compared to no expense for the three months ended May 31, 2005. The expense pertained to a $5 million line of credit from Biomed Solutions, LLC ("Biomed"). This borrowing included a beneficial conversion feature of $0.209 million (non cash expense) and normal interest expense of $0.094 million.

      Equity Loss on Investment. This loss is a pro rata share of the loss incurred by Myotech, LLC for the three months ended May 31, 2006. There was no investment in Myotech LLC or loss on investment in Myotech LLC for the three months ended May 31, 2005. As further described under the heading "Investment in Myotech LLC" in the "Notes to Condensed Consolidated Financial Statements" the Company holds a 41.6% minority interest in Myotech LLC, valued on our balance sheet at May 31, 2006 at $12.107 million.

CAPITAL RESOURCES

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities.

We currently employ twenty-three full-time individuals, eighteen in the U.S. and five in Europe.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of May 31, 2006, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.

Primary Market Risk Exposures.

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the three months ended May 31, 2006, foreign currency translation gains were approximately $300 as a result of consolidating the Company's foreign subsidiaries. During the period, the Company did not engage in any foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes from risk factors as previously disclosed in the Company's Form 10-K/A for the fiscal year ended February 28, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2006, we issued and sold to SBI Brightline XI, LLC ("SBI") 1,000,000 shares of our Common Stock, at a price of $2.00 per share (or $2,000,000 in the aggregate). The purchase price represented a premium of $0.73 per share (or approximately 57.5%) over the $1.27 per share closing price of our Common Stock on the over-the-counter market on the date of sale.

We intend to use the proceeds from this sale of shares for general operating expenses, including the funding of ongoing research and development efforts.

The sale was made pursuant to the Stock Purchase Agreement dated as of May 27, 2005 between us and SBI (as amended by Amendment No. 1 thereto dated January 9, 2006, the "Stock Purchase Agreement"). The shares sold on May 23 constitute the first of ten traunches of shares which we may require SBI to purchase under the Stock Purchase Agreement. Each traunche consists of 1,000,000 shares and may be sold to SBI at any time, in our sole discretion. The shares in the various traunches are issuable at increasing prices, ranging from $2.00 to $4.00 per share. If the Stock Purchase Agreement facility is fully utilized, we would receive aggregate proceeds of $30,000,000, at an average price of $3 per share.

The issuance and sale of the shares was made without registration under the Securities Act of 1933 in reliance on the exemption for private placements not involving a public offering provided in Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit No.                     Exhibit Description                 Location
-----------   -------------------------------------------------   -------------

31.1          Certification of C.E.O. pursuant to Rule 13a-14(a)  Filed herewith
31.2          Certification of C.F.O. pursuant to Rule 13a-14(a)  Filed herewith
32.1          Certification of C.E.O. pursuant to Rule 13a-14(b)  Filed herewith and 18 U.S.C. Section 1350
32.2          Certification of C.F.O. pursuant to Rule 13a-14(b)  Filed herewith and 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              BIOPHAN TECHNOLOGIES, INC.
              (Registrant)


              By: /s/ Michael L. Weiner
                  -------------------------------------
                  Name:  Michael L. Weiner,
                  Title: Chief Executive Officer

              By: /s/ Darryl L. Canfield
                  -------------------------------------
                  Name:  Darryl L. Canfield
                  Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

              Date: July 10, 2006