Form 10-Q
period 2006-08-31
BIOPHAN TECHNOLOGIES INC
filed 2006-10-13
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended: August 31, 2006

                                       OR

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

  For the transition period from ________________ to __________________________

                           Commission File No. 0-26057

                           BIOPHAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                 Nevada                                    82-0507874
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

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer [_] Accelerated Filer [X] Non-Accelerated Filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of October 6, 2006 - Common Stock, $.005 par value - 82,819,199 shares

                             INDEX
                                                                           Page
                                                                          Number
Part 1: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets, August 31, 2006 (Unaudited)
   and February 28, 2006                                                      1

Condensed Consolidated Statements of Operations, Three Months and Six Months
   Ended August 31, 2006 and 2005 (Unaudited), and from August 1, 1968
      (Date of Inception) through August 31, 2006 (Unaudited)                 2

Condensed Consolidated Statements of Cash Flows, Six Months Ended
  August 31, 2006 and 2005 (Unaudited) and from August 1, 1968
     (Date of Inception) through August 31, 2006 (Unaudited)                  3

Notes to Condensed Consolidated Financial Statements                          5

ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk           15

ITEM 4. Controls and Procedures                                              15

PART II. OTHER INFORMATION                                                   16

ITEM 1. Legal Proceedings                                                    16

ITEM 1A. Risk Factors                                                        16

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          19

ITEM 3. Defaults Upon Senior Securities                                      19

ITEM 4. Submission of Matters to a Vote of Security Holders                  19

ITEM 5. Other Information                                                    20

ITEM 6. Exhibits                                                             20

SIGNATURES                                                                   21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            August 31,    February 28,
                                                              2006            2006
                                                          ------------    ------------
                                     ASSETS                (Unaudited)
Current assets:
     Cash and cash equivalents                            $    576,414    $  1,441,178
     Accounts receivable                                        59,419         162,558
     Due from related parties                                   98,281          41,577
     Prepaid expenses                                          135,274         131,633
     Other current assets                                       54,312          81,048
                                                          ------------    ------------
         Total current assets                                  923,700       1,857,994

Property and equipment, net                                    139,781          91,434

Other assets:
     Intellectual property rights, net of amortization         915,879         943,165
     Investment in New Scale Technologies, Inc.                100,000         100,000
     Investment in and advances to Myotech, LLC             12,368,031      11,767,062
     Security deposit                                            3,800           3,800
     Deferred tax asset, net of valuation allowance of
        $9,431,000 and $7,560,000, respectively                     --              --
                                                          ------------    ------------
                                                            13,387,710      12,814,027
                                                          ------------    ------------
                                                          $ 14,451,191    $ 14,763,455
                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                $  1,630,848    $  1,081,960
     Line of credit - related party, net of discount
         of $1,098,442 and $1,323,921, respectively          3,331,558       1,476,079
     Notes payable                                              74,634              --
     Due to related parties                                         26          27,114
     Common stock subscribed                                 1,050,000              --
     Deferred revenues                                          83,333         520,833
                                                          ------------    ------------
         Total current liabilities                           6,170,399       3,105,986

Minority interest                                               25,461          69,543

Stockholders' equity:
     Common stock $.005 par value:
        Authorized, 125,000,000 shares
        Issued and outstanding, 82,819,199 and
           81,805,243 shares, respectively                     414,096         409,026
     Additional paid-in capital                             46,094,852      42,979,203
                                                          ------------    ------------
                                                            46,508,948      43,388,229
     Deficit accumulated during the
        development stage                                  (38,253,617)    (31,800,303)
                                                          ------------    ------------
                                                             8,255,331      11,587,926
                                                          ------------    ------------
                                                          $ 14,451,191    $ 14,763,455
                                                          ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               Period from
                                                                                                              August 1, 1968
                                                      Three Months Ended             Six Months Ended            (date of
                                                          August 31,                    August 31,            inception) to
                                               ----------------------------    ----------------------------     August 31,
                                                   2006            2005            2006            2005            2006
                                               ------------    ------------    ------------    ------------    ------------
Revenues:
    Development payments                       $         --    $         --    $         --    $         --    $    300,000
    License fees                                    187,500          62,500         437,500          62,500         916,666
    Testing services and consulting fees            122,599              --         217,521              --         558,216
                                               ------------    ------------    ------------    ------------    ------------
                                                    310,099          62,500         655,021          62,500       1,774,882
Operating expenses:
    Research and development                      1,098,313       2,291,762       2,641,165       3,891,504      14,981,970
    General and administrative                    1,453,390       3,123,641       3,383,898       5,019,625      21,044,537
    Write-down of intellectual
       property rights                                   --              --              --              --         530,000
                                               ------------    ------------    ------------    ------------    ------------
                                                  2,551,703       5,415,403       6,025,063       8,911,129      36,556,507
                                               ------------    ------------    ------------    ------------    ------------

Operating loss                                   (2,241,604)     (5,352,903)     (5,370,042)     (8,848,629)    (34,781,625)

Other income(expense):
    Interest expense                               (380,934)       (767,316)       (684,407)       (767,316)     (3,556,196)
    Interest income                                   5,263           8,966          11,606          11,716         140,754
    Equity loss on investment                      (292,247)             --        (627,578)             --        (850,570)
    Other income                                    104,485          87,775         217,107         170,913         948,463
    Other expense                                        --              --              --              --         (65,086)
                                               ------------    ------------    ------------    ------------    ------------
                                                   (563,433)       (670,575)     (1,083,272)       (584,687)     (3,382,635)
                                               ------------    ------------    ------------    ------------    ------------

Loss from continuing operations                  (2,805,037)     (6,023,478)     (6,453,314)     (9,433,316)    (38,164,260)

Loss from discontinued operations                        --              --              --              --         (89,357)
                                               ------------    ------------    ------------    ------------    ------------
Net loss                                       $ (2,805,037)   $ (6,023,478)   $ (6,453,314)   $ (9,433,316)   $(38,253,617)
                                               ============    ============    ============    ============
Loss per common share - basic and diluted      $      (0.03)   $      (0.08)   $      (0.08)   $      (0.13)
                                               ============    ============    ============    ============
Weighted average shares outstanding              82,816,753      75,129,518      82,316,798      74,773,448
                                               ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Period from
                                                                        Six Months Ended         August 1, 1968
                                                                           August 31,              (date of
                                                                  ----------------------------    inception) to
                                                                      2006            2005       August 31, 2006
                                                                  ------------    ------------    ------------
Cash flows used for operating activities:
    Net loss                                                      $ (6,453,314)   $ (9,433,316)   $(38,253,617)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization of intellectual property rights                    27,286          27,286          81,859
        Depreciation                                                    18,390          19,477         153,651
        Loss on disposal of equipment                                       --           1,505           1,505
        Realized and unrealized losses on marketable securities             --              --          66,948
        Accrued interest on note converted to common stock                  --          19,506          31,504
        Amortization of interest on convertible notes payable               --              --       1,050,950
        Write-down of intellectual property rights                          --              --         530,000
        Amortization of discount on payable to related party           498,424         729,023       1,644,988
        Issuance of common stock for services                               --              --         406,948
        Issuance of common stock for interest                               --              --         468,823
        Stock options issued for services                              839,096       4,572,157       7,402,674
        Expenses paid by stockholder                                        --              --           2,640
        Equity loss on investment                                      627,578              --         850,570
        Minority interest                                              (44,082)         43,443          25,461
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                       103,139              --         (59,419)
      (Increase) decrease in due from related parties                  (56,704)        122,007         (98,281)
      (Increase) decrease in prepaid expenses                           (3,641)       (180,527)       (135,274)
      (Increase) decrease in other current assets                       26,737         (19,810)        (12,973)
      (Increase) decrease in security deposits                              --            (867)         (3,800)
      Increase (decrease) in accounts payable and
         accrued expenses                                              548,888         (16,221)      1,374,293
      Increase (decrease) in due to related parties                    (27,088)             --         (43,470)
      Increase (decrease) in deferred revenues                        (437,500)        687,500          83,333
                                                                  ------------    ------------    ------------
         Net cash used in operating activities                      (4,332,791)     (3,428,837)    (24,430,687)

Cash flows used for investing activities:
    Purchases of property and equipment                                (66,738)        (33,797)       (293,916)
    Sales of marketable securities                                          --              --       2,369,270
    Purchase of investment                                                  --              --        (100,000)
    Investment in and advances to Myotech, LLC                      (1,228,547)             --      (2,880,132)
    Cash paid for acquisition of Biophan Europe,
      net of cash received of $107,956                                      --              --        (258,874)
    Purchases of marketable securities                                      --              --      (2,436,218)
                                                                  ------------    ------------    ------------
         Net cash used in investing activities                      (1,295,285)        (33,797)     (3,599,870)

Cash flows provided by financing activities:
    Proceeds of bridge loans                                                --              --         986,500
    Loan from stockholder                                                   --              --         143,570
    Line of credit borrowing from related party, net of
      discount                                                       3,130,000       2,000,000       7,980,950
    Line of credit payments                                         (1,500,000)             --      (2,072,500)
    Notes payable                                                       74,634        (200,000)       (125,366)
    Common stock subscribed                                          1,050,000              --       1,050,000
    Proceeds from sale and subscription of common stock              2,000,000       6,050,000      18,263,849
    Exercise of options                                                  8,678         182,541         653,966
    Exercise of warrants                                                    --          20,707       1,142,451
    Swing profits                                                           --         295,362         696,087
    Deferred equity placement costs                                         --              --        (112,536)
                                                                  ------------    ------------    ------------
                Net cash provided by financing activities            4,763,312       8,348,610      28,606,971
                                                                  ------------    ------------    ------------
Net increase(decrease) in cash and equivalents                        (864,764)      4,885,976         576,414

Cash and equivalents, beginning                                      1,441,178         753,288              --
                                                                  ------------    ------------    ------------
Cash and equivalents, ending                                      $    576,414    $  5,639,264    $    576,414
                                                                  ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended          Period from
                                                                               ----------------------------  August 1, 1968
                                                                                        August 31,              (date of
                                                                               ----------------------------    inception) to
                                                                                   2006            2005      August 31, 2006
                                                                               ------------    ------------    ------------
Supplemental schedule of cash paid for:

     Interest                                                                  $     30,000    $         --    $     39,800
                                                                               ============    ============    ============
Supplemental schedule of non cash investing and financing activities:

    Allocation of proceeds from line of credit - related party
      to beneficial conversion feature and warrants                            $    272,945    $    958,160    $  2,668,430
                                                                               ============    ============    ============

    Issuance of common stock upon conversion
      of line of credit loans                                                  $         --    $  1,000,000    $  1,978,450
                                                                               ============    ============    ============
    Issuance of common stock for the acquisition of
      a 35% interest in Myotech, LLC                                           $         --    $         --    $ 10,338,468
                                                                               ============    ============    ============
    Issuance of common stock in satisfaction of
       accounts payable                                                        $         --    $         --    $    134,000
                                                                               ============    ============    ============
Liabilities assumed in conjunction with acquisition of 51% interest in
    Biophan Europe and certain intellectual property rights:
      Fair value of assets acquired                                                                            $  1,105,714
      Cash paid                                                                                                    (366,830)
      Promissory note issued                                                                                       (200,000)
      Restricted stock issued                                                                                      (134,000)
      Payables incurred                                                                                            (226,500)
                                                                                                               ------------
        Liabilities assumed                                                    $         --    $         --    $    178,384
                                                                               ============    ============    ============
Issuance of common stock upon conversion
  of bridge loans                                                              $         --    $         --    $  1,142,068
                                                                               ============    ============    ============
Acquisition of intellectual property                                           $         --    $         --    $    425,000
                                                                               ============    ============    ============
Intellectual property acquired through issuance of
  capital stock and assumption of related party payable                        $         --    $         --    $    175,000
                                                                               ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2006

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of August 31, 2006 and for the three and six months ended August 31, 2006 and 2005 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2006.

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc. ("Antisense") and Nanolution, LLC, ("Nanolution"), and its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), and TE Bio LLC ("TE Bio"), collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

COMPANY HISTORY:

The Company was incorporated under the laws of the State of Idaho on August 1, 1968 and on January 12, 2000, changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. From the inception of the current line of business on December 1, 2000, the Company has not generated any material revenues and operating profits. Therefore, the Company is in the development stage and will remain so until the realization of significant revenues and operating profits. The Company's ability to continue in business is dependent upon maintaining sufficient financing or attaining future profitable operations.

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and image compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing and marketing an image compatible ceramic motor; a system for generating power for implantable devices from body heat, and a series of implantable devices including MRI-visible vascular implants such as a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of he heart. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX). The Company is also an owner of a substantial minority interest, with rights to take a majority interest, in Myotech, developer of the MYO-VAD, a cardiac assist device that does not contact circulating blood and utilizes technology that has the potential to become a standard of care in the device market for treating multiple types of acute and chronic heart failure including congestive heart failure and sudden cardiac arrest.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, entitled Biophan Technologies, Inc. 2001 Stock Option Plan and Biophan Technologies, Inc. 2006 Incentive Stock Plan (the "Plans") which are stockholder approved. The Plans provide for the grant of incentive and non-qualified stock options to selected employees, and the grant of non-qualified options to selected consultants and to directors and advisory board members. In addition, various other types of stock-based awards may be granted. The Plans are administered by the Compensation Committee of the Board and authorizes the grant of options or restricted stock awards for 13,000,000 shares under the 2001 Plan and 7,500,000 shares under the 2006 Plan. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plans, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Option Plan. Non-employee directors also receive periodic option grants pursuant to the automatic grant program in effect for them under the 2006 Plan.

Effective March 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), stock option grants to employees and directors were accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method) and the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, employee compensation expense was recognized only to the extent that the fair value of our common stock on the date of grant exceeded the stock option exercise price.

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on February 28, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first two quarters of fiscal 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of February 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on March 1, 2006, our net loss and basic and diluted loss per share for the three months and the six months ended August 31, 2006, were $213,096 ($.003 per share) and $691,045 ($.008 per share) higher, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months and six months ended August 31, 2005:

                                               Three Months           Six Months
                                                  Ended                  Ended
                                             August 31, 2005       August 31, 2005
                                            -------------------   -------------------
Net loss - as reported                      $        (6,023,478)  $        (9,433,316)

Add: Stock-based employee compensation
 expense included in reported net loss,
 net of related tax effects                           2,986,530             4,325,530

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects              (3,904,417)           (6,059,454)
                                            -------------------   -------------------

Net loss - pro forma                        $        (6,941,365)  $       (11,167,240)
                                            ===================   ===================
Basic and diluted loss
 per share - as reported                    $              (.08)  $              (.13)
                                            ===================   ===================

Basic and diluted loss
 per share - pro forma                      $              (.09)  $              (.15)
                                            ===================   ===================

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

                                     Three              Three             Six                Six
                                  Months Ended       Months Ended      Months Ended      Months Ended
                                    August 31,        August 31,        August 31,        August 31,
                                       2006             2005              2006              2005
                                 ---------------   ---------------   ---------------   ---------------
Expected volatility                   119.7             87.8           119.7-121.8         60.3-87.8
Risk-free interest rate               5.35%            4.08%           4.6%-5.35%         4.08%-4.27%
Expected life of options             8 years          10 years          4-8 years           10 years

Weighted-average grant-date           $0.79            $1.91              $1.09              $2.06
fair value
Expected dividends                     -0-              -0-                -0-                -0-

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At August 31, 2006, there was $1,486,823 of unrecognized compensation cost related to stock-based payments which is expected to be recognized over a weighted-average period of 1.38 years.

The following table represents stock option activity for the six months ended August 31, 2006:

                                                                                   Weighted-Average
                                                              Weighted-Average        Remaining
                                             Number of            Exercise             Contract
                                              Shares                Price                Life
                                         -----------------    -----------------    -----------------
Outstanding options at 2/28/06                  9,594,020           $ .95
Granted                                           240,000           $1.19
Exercised                                         (13,956)          $ .62
Forfeited                                         (92,000)          $1.18
Expired                                           (90,000)          $ .50
                                                ---------
Outstanding options at end of period            9,638,064           $ .96              7.09
                                                =========           =====              ====
Outstanding exercisable at end of period        6,993,064           $ .82              6.58
                                                =========           =====              ====

Shares available for future stock option grants to employees and others under our 2001 Stock Option Plan were 337,982. Shares available for future stock option grants to employees and others under our 2006 Stock Option Plan were 7,340,000.

At August 31, 2006, the aggregate intrinsic value of options outstanding was $1,223,708, and the aggregate intrinsic value of options exercisable was $1,066,571. Total intrinsic value of options exercised was $7,973 for the six months ended August 31, 2006.

The following table summarizes our nonvested stock option activity for the six months ended August 31, 2006:

                                                            Weighted-Average
                                           Number of         Grant-Date Fair
                                            Shares               Value
                                        ----------------    ----------------
Nonvested stock options at
  beginning of period                         3,048,750            $1.31
Granted                                         240,000            $1.09
Vested                                         (551,750)           $1.51
Forfeited                                       (92,000)           $1.53
                                              ---------
Nonvested stock options at
  end of period                               2,645,000            $1.24
                                              =========

RECLASSIFICATION

For comparative purposes, certain amounts in the accompanying statement of operations for fiscal 2006 have been reclassified to conform to the presentation used for fiscal 2007. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

REVENUE RECOGNITION:

The Company earns and recognizes revenue under development agreements when the phase of the agreement to which amounts relate is completed and the Company has no further performance obligation. Completion is determined by the attainment of specified milestones, such as a written progress report. Advance fees received on such agreements are deferred until recognized.

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

Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 431,946 Class A units of Myotech. During the six month period ended August 31, 2006, Biophan has provided $1,040,000 of additional funding satisfying the cash consideration of $2.225 million cited above, for 379,091 Class A units of Myotech, which increased our ownership to 40.07%. Biophan has also provided approximately $188,500 of advances to Myotech at August 31, 2006. Additional advances of $130,000 have been made since August 31, 2006.

This investment is being accounted for under the equity method. The Company's pro rata share of the equity loss for the six months ended August 31, 2006 was $627,578.

The following is selected financial data for Myotech, LLC:



                            August 31, 2006
                          ------------------
Total current assets      $           18,719
Noncurrent assets (1)              3,732,525
                          ------------------
Total assets              $        3,751,244
                          ==================
Current liabilities       $          489,327
Equity                             3,261,917
                          ------------------
                          $        3,751,244
                          ==================

                          Three Months Ended     Six Months Ended
                           August 31, 2006       August 31, 2006
                          ------------------    ------------------

Net loss from operations  $         (735,782)   $       (1,578,154)
                          ==================    ==================
Equity share of loss      $         (292,247)   $         (627,578)
                          ==================    ==================


(1) Noncurrent assets includes 4,923,080 shares of Biophan common stock received under the Securities Purchase Agreement, with a value at August 31, 2006 of $3,421,541.

LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed Solutions, LLC, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after August 31, 2006 and are convertible, at Biomed's election, into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each and, in accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount was amortized as additional interest expense over the term of the note and has been fully amortized as of November 30, 2005. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at August 31, 2006.

On January 24, 2006, we entered into an additional Line of Credit Agreement (the "Line of Credit Agreement") with Biomed Solutions, LLC, a related party, pursuant to which Biomed has committed to make advances to us, in an aggregate amount of up to $5,000,000. Under the Line of Credit Agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. We are obligated to utilize the entire credit facility. In connection with the establishment of the credit facility under the Line of Credit Agreement, on January 24, 2006 we issued to Biomed a Stock Purchase Warrant (the "Warrant") entitling Biomed to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company previously recorded an additional discount of $272,945 on incremental borrowings of $2,650,000 due to the beneficial conversion feature of the note. The discount is being amortized as additional interest expense over the term of the note. During the quarter ended August 31, 2006 amortization of the discount on the note resulted in a non-cash interest expense of $288,900 and $498,424 for the three and six months ended August 31, 2006, respectively. Biomed's purchase rights under the Warrant expire on January 23, 2011. The Company is required to make its best efforts to register the common stock underlying the warrants and it is not required to settle any part or all of the instruments with cash. Accordingly, these instruments are classified as equity. The balance of borrowings on the line was $3,930,000 at August 31, 2006. The fair value of the note approximates the principal value of the note.

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendments reduce the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. The amendments also eliminate our obligation to draw down the entire credit facility. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which we have agreed, in the Purchase Agreement, to propose to our shareholders.

COMMON STOCK SUBSCRIBED:

On July 21, 2006 the Company elected to put the second tranche of the Stock Purchase Agreement with SBI Brightline XI, LLC. The Company has received $1,050,000 which is shown as a current liability since the shares of stock have not been issued as of August 31, 2006. Shares will be issued upon receipt of full payment for the second tranche. At that time the liability will be reclassified to common stock and additional paid in capital.

STOCKHOLDERS' EQUITY:

On May 27, 2005, the Company entered into a Stock Purchase Agreement with SBI Brightline XI, LLC. The agreement provides a $30 million fixed price financing for up to 10,000,000 shares at prices ranging from $2 to $4 a share. The sales of stock must be taken in tranches of 1 million shares each and the financing agreement requires the shares to be registered for resale by SBI. There are no resets, warrants, finder's fees or commissions associated with this financing transaction. Registration of the shares for resale by SBI was effective on May 18, 2006 and the Company elected to put the first tranche of 1 million shares at $2 per share on May 23, 2006. The Company elected to put the second tranche of 1 million shares at $2 per share on July 21, 2006. Of the total proceeds of $4,000,000, $3,050,000 was received by August 31, 2006. Subsequent to August 31, 2006 the Company has received an additional $125,000. On October 11, 2006, the Company elected to put the entire remaining tranches, at a weighted average price of $2.60 per share, to SBI.

SUBSEQUENT EVENT:

On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with 10 private investors led by Iroquois Master Fund Ltd ("Iroquois").

Pursuant to the Purchase Agreement, on October 12, 2006 we issued $7,250,000 of Senior Secured Convertible Notes (the "Notes") to the investors and received proceeds of approximately $6,670,000 after paying estimated fees and expenses of $580,000 related to the transaction. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.67 per share (the "Conversion Price"). Interest on the outstanding principal amount under the Notes is payable quarterly at a rate equal to the six-month London InterBank Overnight Rate plus 500 basis points, with a minimum rate of 10% per annum and a maximum rate of 12% per annum, payable at our option in cash or shares of our common stock registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Principal on the Notes amortizes and payments are due in 33 equal monthly installments commencing four months following issuance of the Notes, and may be made at our option in cash or shares of our common stock registered for resale under the Securities Act. If we elect to make a principal payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 87.5% of the 15-day trailing VWAPS prior to the principal payment date or (ii) the Conversion Price. Our obligations under the Notes are secured by a first priority security interest in substantially all of our assets pursuant to a Security Agreement dated as of October 11, 2006 among us, the investors and Iroquois, as agent for the investors (the "Security Agreement").

As further consideration to the investors, on October 12, 2006 we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase shares of our common stock equal to the number of shares purchased under this one-year warrant, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that will automatically adjust the exercise price of the warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants to the price at which we issue such equity or equity-linked securities.

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

Over the past quarter, we have:

o Continued to develop and market our technology to help solve the problems of MRI safety that prevent MRI examination of people with pacemakers, implantable cardioverter-defibrillators, neurostimulators, pain control devices, pumps, and virtually any implanted or interventional device with elongated metal leads.

o Continued technical meetings and contract negotiations with representatives of multiple medical device companies concerning Biophan's solutions for MRI safety, and entered into currently ongoing negotiations with several of these companies in which we have responded to requests for pricing for exclusive and co-exclusive licensing options. As a result of the acquisition of Guidant and Advanced Bionics by Boston Scientific, these companies have a license to use our technology for MRI safety on a non-exclusive basis. As a result of this, we have had a significant increase in activity and interest in additional licenses for our technology. We have also expanded our dialog with the major MRI guided device manufacturers as our technologies impact the future potential for MRI interventional medical procedures and expanded diagnostic procedures. Several of these discussions have resulted in the exchange of term sheets as well as discussions about possible forms of new R&D relationships.

o Recognized approximately $310,000 in revenue from licensing, MRI testing, and consulting. We expect to recognize additional revenue from these transactions in the next several quarters.

o Continued development of a new cardiac assist device, the MYO-VAD, through our relationship with Myotech, LLC. The MYO-VAD is a life-saving device that provides benefits and competitive advantages not possible with other cardiac assist devices. In the past, this technology has saved human lives and holds tremendous promise for the treatment of multiple forms of acute and chronic heart failure.

o Continued optimization of our technology to improve stents so they can be non-invasively imaged with MRI to detect the presence of restenosis (blood vessel blockage) and blood clots after implantation; several technologies to enable stent visibility are licensed exclusively to Boston Scientific (NYSE:BSX), who has rights to enforce and/or sub-license the technology to third parties. Another technology, for stent visibility, licensed exclusively to Biophan and developed in Aachen, Germany, is outside the Boston Scientific Agreement, and we can license this technology to third parties. We believe these technologies offer significant competitive advantage for manufacturers due to the benefit of non-invasive imaging of device function and the detection of blockage.

o Continued development of an MRI image compatible vena cava filter, which allows MR imaging of blood clots that may be present in the filter to help ensure the safe removal of the device. We are also developing a heart valve which can be imaged and also implanted under MRI as well as a septal occluder device to treat conditions such as atrial septal defects, a hole in the septum between the left and right atria in the heart, which will be the first septal occluder to be visible as well as implantable under MRI.

o Entered into a Cooperative Research and Development Agreement (CRADA) with the FDA's Office of Science and Engineering Laboratories (OSEL) to research and define methods for measuring MRI safety of medical implants by examining the leads of cardiac rhythm management and neurostimulation devices. This work will involve identifying worst case conditions for testing MRI safety, establishing precise device safety guidelines, and defining measurement methods, i.e., how to measure device safety. An intent of the CRADA is to develop test methods and guidelines that could be offered to standards-setting groups as well as FDA reviewers for consideration for testing MR compatibility.

                      LICENSING AND JOINT VENTURE STRATEGY

BOSTON SCIENTIFIC LICENSE

Our license agreement with Boston Scientific provides them with the right to use Biophan's MRI safety and image compatibility technologies in a broad range of exclusive and non-exclusive product areas at royalty rates of 3% to 5%. The exclusive product categories include vascular implants and RF ablation catheters, and the non-exclusive product categories cover a broad array of medical devices including pacemakers, implantable cardioverter defibrillators, neurostimulators, guidewires and catheters. As part of our role under the CRADA, we have organized workshops attended by the pacemaker, defibrillator and neurostimulator companies, as well as MRI device manufacturers.

As a result of Boston Scientific's acquisition of Guidant, non-exclusive rights to pacemakers, defibrillators, neurostimulators, catheters, and guidewires now extend to Guidant, who may elect to use our technology in their product lines.

The agreement required Boston Scientific to make an initial upfront payment to Biophan of $750,000, which was made on the closing of the agreement and has been amortized over the last twelve months, and to make annual minimum royalty and potentially substantial earned royalty payments. The agreement also provides Boston Scientific with a right of first negotiation on new technologies acquired by Biophan in the fields of MRI safety and image compatibility. The initial $750,000 payment was made on August 2, 2005 and was recognized as revenue over the next 12 months. Accordingly, the final $125,000 was recorded as revenue in the current quarter ended August 31, 2006.

We received $250,000 for the first annual minimum payment under our license in December, 2005. Revenue from this $250,000 payment is being recognized over 12 months. Accordingly, for the three months ended August 31, 2006, the Company recorded $62,500 in revenue from this payment.

This agreement is available as an Exhibit to our 10-Q for the quarter ended August 31, 2005, as amended on January 9, 2006.

ACQUISITION OF INTELLECTUAL ASSETS

We currently have 57 issued U.S. patents and over 100 U.S. and international patents pending.

We believe that a strong intellectual property portfolio is vital to our ability to achieve and maintain royalties and product sales to major industrial partners across our product lines.

These technologies cover a broad array of capabilities, with primary focus on our core businesses of:

o making medical devices safe for use with MRI, as many are contraindicated, including pacemakers, implantable cardioverter defibrillators and neurostimulators.

o making implants such as stents visible under MRI so that they can be non-invasively examined, such as for in-stent restenosis or blood clots. Today, invasive imaging procedures such as angiograms are required. We believe that non-invasive imaging of stents is a feature which can move market share between otherwise competitive devices.

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

On an ongoing basis we review our patent portfolio to ensure we are protecting our innovations and new discoveries in those strategic areas of our business where we believe the medical device industry is heading. To ensure the continuing value of our intellectual assets, we intend to aggressively defend our patents and licensed technology, both domestically and abroad. Additionally, our license agreement with Boston Scientific provides them enforcement rights in the areas of our business which are exclusive to them. They also have sub-licensing rights in the exclusive product categories, with royalties owed to Biophan on the sublicense, should they elect to allow one of their competitors access to those technologies.

LIQUIDITY

As further described under the heading "Line of Credit Agreement" in Notes to Condensed Consolidated Financial Statements, our affiliate Biomed Solutions, LLC, provided us with a $5 million Line of Credit. Under the Line of Credit agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the line of credit agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. We are obligated to utilize the entire credit facility. The balance of borrowings on the line was $3,930,000 at August 31, 2006. Biomed is headed by our CEO, Michael Weiner, who is also a substantial beneficial owner of Biomed. The Biomed line of credit is on terms we believe to be competitive with comparable transactions involving unaffiliated parties and was approved unanimously by the independent members of our Board of Directors.

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after August 31, 2006 and are convertible, at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each, in accordance with the agreement. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at August 31, 2006.

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendments reduce the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. The amendments also eliminate our obligation to draw down the entire credit facility. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which we have agreed, in the Purchase Agreement, to propose to our shareholders.

As described in greater detail under the heading "Common Stock Subscribed" and "Stockholders' Equity" in the "Notes to Condensed Consolidated Financial Statements", we have an agreement with SBI Brightline XI, LLC for a $30 million fixed price financing involving the sale to SBI of up to 10,000,000 shares of our common stock. The Company elected to sell the first tranche of 1 million shares at $2 per share on May 23, 2006; the funds from the sale of this first tranche have been received. The Company elected to sell the second tranche of 1 million shares at $2 per share on July 21, 2006. To date $1,175,000 of the funds from the sale of this tranche has been received but no shares have yet been issued. On October 11, 2006, we elected to exercise all of our remaining put rights, requiring SBI to purchase the remaining tranches at a price of $26,000,000.

Contractually, the SBI agreement is adequate to meet our requirements for the next twelve months. However, management is concerned as to the viability of the balance of the financing as a result of the disparity between the contractual strike price and the current market price for our shares, the failure of SBI to make payment in full for the second tranche of shares as required by the SBI agreement and the potential reluctance of SBI to honor additional puts. In addition, the Company has also determined that this facility does not provide the necessary institutional shareholder support that management believes the Company requires in order to establish long-term value for our shareholders.

Additionally, certain negotiations in process with several medical device companies may generate additional working capital in the form of up-front licensing fees and/or royalty advances.

We have a Securities Purchase Agreement with Myotech, LLC under which we have acquired a substantial minority interest in Myotech, LLC with the right to acquire a controlling interest. The acquisition involved approximately $11.1 million, including 4,923,080 newly issued shares of our common stock valued at $10.3 million and $0.800 million in cash advances in exchange for Class A units in Myotech, LLC.

Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for a further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. Alternatively, the Company has the right to terminate further investment under provisions of the stock purchase agreement.

During the three month period ended August 31, 2006, Biophan has provided $0.365 million of additional funding satisfying the cash consideration of $2.225 million cited above, for 133,046 Class A units of Myotech received during the quarter, which increased our ownership from 39.37% to 40.07%. In addition, during this period, Biophan has advanced $188,500. Since August 31, 2006, Biophan has advanced an additional $130,000 in funding.

On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with 10 private investors led by Iroquois Master Fund Ltd ("Iroquois").

Pursuant to the Purchase Agreement, on October 12, 2006 we issued $7,250,000 face amount of Senior Secured Convertible Notes (the "Notes") to the investors and received proceeds of approximately $6,670,000 after paying estimated fees and expenses of $580,000 related to the transaction. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.67 per share (the "Conversion Price"). Interest on the outstanding principal amount under the Notes is payable quarterly at a rate equal to the six-month London InterBank Overnight Rate plus 500 basis points, with a minimum rate of 10% per annum and a maximum rate of 12% per annum, payable at our option in cash or shares of our common stock registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Principal on the Notes amortizes and payments are due in 33 equal monthly installments commencing four months following issuance of the Notes, and may be made at our option in cash or shares of our common stock registered for resale under the Securities Act. If we elect to make a principal payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 87.5% of the 15-day trailing VWAPS prior to the principal payment date or (ii) the Conversion Price. Our obligations under the Notes are secured by a first priority security interest in substantially all of our assets pursuant to a Security Agreement dated as of October 11, 2006 among us, the investors and Iroquois, as agent for the investors (the "Security Agreement").

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that will automatically adjust the exercise price of the warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants to the price at which we issue such equity or equity-linked securities.

We further agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the warrants and any shares of common stock the Company may issue to the holders of the Notes in connection with payments of interest and principal, or which the Company is obligated to issue upon any conversion of the Notes at the option of the holders.


We believe that the Company has adequate working capital resources for the upcoming 6-9 months of operations.

RESULTS OF OPERATIONS

The following comments discuss the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company comparing the three months ended August 31, 2006 to the three months ended August 31, 2005 and the six months ended August 31, 2006 to the six months ended August 31, 2005.

Comparison of the Three Months Ended August 31, 2006 to the Three Months Ended August 31, 2005.

Revenues: Revenues were $0.310 million for the three months ended August 31, 2006 as compared to $0.063 million revenues for the three months ended August 31, 2005 due to development contract payments and license fees from Boston Scientific Scimed, and operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers.

Operating Expenses

  Research and Development. Research and development expenses decreased by 52%, to approximately $1.098 million for the three months ended August 31, 2006 from approximately $2.292 million for the three months ended August 31, 2005. Stock options expense (non cash expense) amounted to $0.080 million in the three months ended August 31, 2006 and $1.237 million in the three months ended August 31, 2005 due primarily to the accounting for contingent stock options in the quarter ended August 31, 2005. Without consideration for expenses related to stock options, the expense for the three months ended August 31, 2006 would have been $1.018 million compared to $1.055 million for the same period in 2005, or a 4% decrease of $0.037 million.

  General and Administrative. General and administrative expenses decreased by 54% to approximately $1.453 million for the three months ended August 31, 2006 from approximately $3.124 million for the three months ended August 31, 2005. Stock options expense (non cash expense) amounted to $0.178 million in the three months ended August 31, 2006 and $1.873 million in the three months ended August 31, 2005 due primarily to the accounting for contingent stock options in the quarter ended August 31, 2005. Without consideration for expenses related to stock options, the expense for the three months ended August 31, 2006 would have been $1.276 million compared to $1.251 million, or a 2% increase of $0.025 million from the same period in 2005. This increase is primarily attributable to increased spending for outside financial compliance, audit services and other professional services of $0.107 million, and increased costs related to salaries $0.096 million, combined with decreased spending for other activities.

Other Income (Expense)

  Interest Expense. We incurred interest expense amounting to approximately $0.380 million for the three months ended August 31, 2006 compared to $0.767 million expense for the three months ended August 31, 2005. The reduced expense pertained to two lines of credit from Biomed Solutions, LLC ("Biomed"). For the $2 million line, one-half was converted to Company stock in the three months ended August 31, 2005, which accelerated recognition of a non-cash beneficial conversion feature amounting to $0.729 million and interest of $0.038 million for the three months ended August 31, 2005. In the third quarter of 2005, the Company repaid $0.500 million, leaving a balance of $0.500 million outstanding on this line. The Company also borrowed against a second line of credit, which had a balance at August 31, 2006 of $3.930 million. This borrowing also includes a non-cash beneficial conversion feature, which amounted to $0.289 in non-cash interest expense combined with normal interest expense of $0.091 million for the three months ended August 31, 2006.

  Equity Loss on Investment. The loss of $0.292 million is a pro rata share of the loss incurred by Myotech, LLC for the three months ended August 31, 2006. There was no investment in Myotech LLC or loss on investment in Myotech LLC for the three months ended August 31, 2005. As further described under the heading "Investment in Myotech LLC" in the "Notes to Condensed Consolidated Financial Statements" the Company holds a 40.07% minority interest in Myotech LLC, valued on our balance sheet at August 31, 2006 at $12.368 million.

Comparison of the Six Months Ended August 31, 2006 to the Six Months Ended August 31, 2005.

  Revenues: Revenues were $0.655 million for the six months ended August 31, 2006 as compared to $0.063 million revenues for the six months ended August 31, 2005 due to development contract payments and license fees from Boston Scientific Scimed, and operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers.

Operating Expenses

  Research and Development. Research and development expenses decreased by 32%, to approximately $ 2.641 million for the six months ended August 31, 2006 from approximately $3.892 million for the six months ended August 31, 2005. Stock options expense (non cash expense) amounted to $0.358 million in the six months ended August 31, 2006 and $2.031 million in the six months ended August 31, 2005 due primarily to the accounting for contingent stock options in the six months ended August 31, 2005. Without consideration for expenses related to stock options, the expense for the six months ended August 31, 2006 would have been $2.283 million compared to $1.861 million for the same period in 2005, or a 23% increase of $0.422 million This increase is primarily attributable to increased spending of $0.790 million on various research and development projects and increased salaries and related costs of $0.092 million, combined with decreased professional fees regarding patents of $0.325 million, and reduced license fees of $0.270 million.

  General and Administrative. General and administrative expenses decreased by 33% to approximately $3.384 million for the six months ended August 31, 2006 from approximately $5.020 million for the six months ended August 31, 2005. Stock options expense (non cash expense) amounted to $0.481 million in the six months ended August 31, 2006 and $2.542 million in the six months ended August 31, 2005 due primarily to the accounting for contingent stock options in the 6 months ended August 31, 2005. Without consideration for expenses related to stock options, the expense for the six months ended August 31, 2006 would have been $2.903 million compared to $2.478 million, or a 17% increase of $0.425 million from the same period in 2005. This increase is primarily attributable to increased spending for salaries and related costs of $0.295 million, outside financial compliance, audit services and other professional services of $0.220 million, and additional legal fees of $0.210 million, combined with reduced public relations, investor relations, and publicity expenses of $0.346 million.

Other Income (Expense)

  Interest Expense. We incurred interest expense amounting to approximately $0.684 million for the six months ended August 31, 2006 compared to $0.767 million expense for the six months ended August 31, 2005. The reduced expense pertained to two lines of credit from Biomed Solutions, LLC ("Biomed"). For the $2 million line, one-half was converted to Company stock in the six months ended August 31, 2005, which accelerated recognition of a non-cash beneficial conversion feature amounting to $0.729 million and interest of $0.038 million for the six months ended August 31,2005. A balance of $0.500 million remains outstanding on this line. During the six months ended August 31, 2006, the Company borrowed against a second line of credit, which had a balance at August 31, 2006 of $3.930 million. This borrowing also includes a non-cash beneficial conversion feature, which amounted to $0.499 in non-cash interest expense combined with normal interest expense of $0.185 million for the six months ended August 31, 2006.

  Equity Loss on Investment. The loss of $0.628 million is a pro rata share of the loss incurred by Myotech, LLC for the six months ended August 31, 2006. There was no investment in Myotech LLC or loss on investment in Myotech LLC for the six months ended August 31, 2005. As further described under the heading "Investment in Myotech LLC" in the "Notes to Condensed Consolidated Financial Statements" the Company holds a 40.07% minority interest in Myotech LLC, valued on our balance sheet at August 31, 2006 at $12.368 million.

CAPITAL RESOURCES

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities.

We currently employ twenty-six full-time individuals, twenty-one in the U.S. and five in Europe.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of August 31, 2006, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.

Primary Market Risk Exposures.

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the three and six months ended August 31, 2006, foreign currency translation gains and losses were immaterial as a result of consolidating the Company's foreign subsidiaries. During the period, the Company did not engage in any foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference in this Form 10-Q, you should carefully consider the risks described below before making an investment decision regarding our securities. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our securities could decline and you could lose all or part of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

For the fiscal years ended February 28, 2006, and 2005, and February 29, 2004, we incurred net losses of $14,315,029, $5,793,547, and $3,718,570, respectively. Additionally, we have incurred net losses from inception through August 31, 2006 of $38,253,617. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, our current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

Proprietary rights are critically important to us. We currently have 57 issued U.S. patents and over 100 U.S. and international patents pending. Although we intend to aggressively pursue additional patent protection for our technologies as we continue to develop them, we cannot assure you that any additional patents will be issued. Although we will seek to defend our patents and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement by us of their patents and other proprietary rights.

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

FUTURE SALES OF OUR COMMON STOCK WOULD HAVE A DILUTIVE EFFECT ON CURRENT STOCKHOLDERS AND COULD ADVERSELY IMPACT THE MARKET PRICE FOR OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, whether at the then current market price or below the then current market price, could adversely affect prevailing market prices for our common stock. For example, in connection with our issuance of $7,250,000 of senior secured amortizing convertible notes on October 12, 2006, the holders of the notes may elect to convert the notes at any time into shares of the Company's common stock at a price of $0.67 per share (the "Fixed Conversion Price"). Payments of interest and principal on the notes may be made, at the Company's option, in cash or shares of the Company's common stock registered for resale under the Securities Act, and if we elect to make payments on the notes in shares, those payments will be based on the lower of (i) the Fixed Conversion Price or (ii) 90% of the volume weighted 20-day trailing average price per share of our common stock on the date we make a payment (in the case of interest payments) or 87.5% of the volume weighted 15-day trailing average price per share of our common stock on the date we make a payment (in the case of principal payments). As additional consideration to the purchasers of the notes, the Company issued five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. As further consideration to the purchasers of the notes, the Company issued one-year warrants to purchase up to 10,820,896 million shares of our common stock at a price of $0.67 per share. If the purchasers elect to exercise this one-year warrant, they will also receive additional five-year warrants to purchase the Company's common stock equal to the number of shares purchased under this one-year warrant, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. In addition, if we issue additional shares of our common stock for sale in future financings, our stockholders would experience additional dilution.

BECAUSE TWO OF OUR DIRECTORS ARE EQUITY OWNERS AND MANAGERS OF BIOMED SOLUTIONS, LLC, A SIGNIFICANT CREDITOR OF BIOPHAN, AND BECAUSE SEVERAL OF OUR DIRECTORS AND OFFICERS ARE AFFILIATES OF OTHER ENTITIES WITH WHOM BIOPHAN HAS SIGNIFICANT BUSINESS RELATIONSHIPS, THERE MAY BE CONFLICTS OF INTEREST.

Michael L. Weiner, our President, CEO and director, is the Manager and a 24.3% beneficial owner of Biomed, a company engaged in the business of identifying and acquiring technologies in the biomedical field for exploitation. Mr. Weiner and Ross Kenzie, also a director of Biophan, make up the Biomed Board of Members. Biomed is a beneficial owner of 3.61% of our outstanding common stock and holds on aggregate of $7 million face amount of our convertible promissory notes. Mr. Weiner is also the Manager and 42.3% equity member of Technology Innovations, LLC, which is a 57% equity member of Biomed. Further, Mr. Weiner is on the board of Nanoset, LLC, an entity owned in part by Biomed and with which we have entered into a technology license agreement, and Myotech, LLC, an entity in which Biomed is a 25% owner. Messrs Weiner and Kenzie, as well as Steven Katz, another of our directors, and John Lanzafame, our COO, are also on the Board of NaturalNano, Inc., the principal owner of which is Technology Innovations, LLC. NaturalNano has entered into a research and development agreement with us for drug eluting technology.

Because of the nature of our business and the business of these other entities, the relationships of Messrs. Weiner, Kenzie, Katz and Lanzafame with these other entities may give rise to conflicts of interest with respect to certain matters affecting us. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not make any unregistered sales of our equity securities during the quarter ended August 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On Tuesday July 18, 2006, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders in Rochester, New York. At the Meeting, the following directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

     ------------------------------------------------------------------
     Nominee                                 For           Withhold
     ------------------------------------------------------------------
     Michael L. Weiner                      58,555,044         676,031
     ------------------------------------------------------------------
     Guenter H. Jaensch                     58,630,944         600,131
     ------------------------------------------------------------------
     Steven Katz                            58,427,534         803,541
     ------------------------------------------------------------------
     Ross B. Kenzie                         58,495,494         735,581
     ------------------------------------------------------------------
     Theodore A. Greenberg                  58,647,094         583,981
     ------------------------------------------------------------------

A proposal was made to approve the Company's 2006 Incentive Stock Plan. The proposal carried by a vote of 18,332,722 for, 1,355,185 against and 148,804 abstaining.

Lastly, stockholders ratified the appointment of Goldstein Golub Kessler, LLP, as the Company's independent registered public accounting firm for the fiscal year ending February 28, 2007 by a vote of 58,911,890 for, 274,216 against and 44,969 abstaining.

ITEM 5. OTHER INFORMATION

Not applicable

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

           Date: October 13, 2006