Form 10-Q/A
period 2005-11-30
BIOPHAN TECHNOLOGIES INC
filed 2007-01-24
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  Amendment #1

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

Class outstanding as of January 12, 2006- Common Stock, $.005 par value:
81,805,243 shares

EXPLANATORY NOTE



We are filing this Amendment #1 to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005 for the following purposes:

      (a) In Part I, Item 1, Financial Statements, to restate our financial statements to reflect a change in our accounting for our investment in Myotech, LLC a development stage company, and a developer of cardiac assist technologies. FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities, requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. On November 30, 2005 we acquired 3,768,488 Class A (voting) units of Myotech (representing a 35% equity interest), in exchange for 4,923,080 shares of our common stock valued at $8,467,698. This investment was previously accounted for using the equity method.

            We have determined that Myotech is a variable interest entity in accordance with FIN-46R.and have concluded that we are the primary beneficiary as defined by FIN-46R. As a result, we are required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements included in this amended Quarterly Report on Form 10-Q have been restated to include the accounts of Myotech.

      (b) In Part I, Item 4, Controls and Procedures, to disclose our conclusions regarding the effectiveness of our financial reporting controls and procedures.

      (c) In Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, to amend the financial analyses to reflect the restatement of financial statements as explained above.

      (d) To amend such other financial information included elsewhere as affected by the restatement of our financial statements.

                                      INDEX

                                                                         Page
                                                                        Number
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Report of Independent Registered Public Accounting Firm           1

         Condensed Consolidated Balance Sheets, November 30, 2005
            (Unaudited) and February 28, 2005                              2

         Condensed Consolidated Statements of Operations, Three
            Months and Nine Months Ended November 30, 2005 and 2004 (Unaudited), and from August 1, 1968 (Date of Inception)
            through November 30, 2005 (Unaudited)                          3

         Condensed Consolidated Statements of Cash Flows, Nine
            Months Ended November 30, 2005 and 2004 (Unaudited)
            and from August 1, 1968 (Date of Inception) through
            November 30, 2005 (Unaudited)                                  4

         Notes to Condensed Consolidated Financial Statements              6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       12

ITEM 4.  Controls and Procedures                                          12

PART II. OTHER INFORMATION                                                13

ITEM 1.  Legal Proceedings                                                13

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds      13

ITEM 3.  Defaults Upon Senior Securities                                  13

ITEM 4.  Submission of Matters to a Vote of Security Holders              13

ITEM 5.  Other Information                                                13

ITEM 6.  Exhibits                                                         13

         SIGNATURES                                                       15

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

As described in the Note to the Condensed Consolidated Financial Statements, under the caption "Investment in Myotech, LLC and Restatement of Financial Statements", the Company has restated its financial statements as of November 30, 2005.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

December 28, 2005, except for the caption "Investment in Myotech, LLC and Restatement of Financial Statements", as to which the date is January 23, 2007

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          November 30, 2005  February 28, 2005
                                                          -----------------  -----------------
                                     ASSETS                  (Unaudited)
                                                              (Restated)
                                                             ------------
Current assets:
     Cash and cash equivalents                               $  2,606,784       $    753,288
     Stock subscription receivable                                     --            900,000
     Due from related parties                                      27,536            220,959
     Prepaid expenses                                             175,941             91,596
     Other current assets                                          84,670             41,338
                                                             ------------       ------------
         Total current assets                                   2,894,931          2,007,181

Property and equipment, net                                       125,430             73,518

Other assets:
      Intangible assets, net of amortization:
        Myotech, LLC                                           24,795,968                 --
        Other                                                   1,423,392            997,738



Investment in New Scale Technologies, Inc.                        100,000            100,000
     Security deposit                                               6,049              2,933
     Deferred tax asset, net of valuation allowance of
        $6,804,000 and $4,787,000, respectively                        --                 --
                                                             ------------       ------------
                                                               26,325,409          1,100,671
                                                             ------------       ------------
                                                             $ 29,345,770       $  3,181,370
                                                             ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and  accrued expenses                  $  1,928,211       $  1,037,103
     Note payable                                                  15,886            200,000
     Line of credit - related party                               500,000                 --
     Deferred revenues                                            500,000            225,000
                                                             ------------       ------------
         Total current liabilities                              2,944,097          1,462,103

Minority interest                                              15,752,248                 --

Stockholders' equity:
     Common stock $.005 par value
        Authorized, 125,000,000 shares
        Issued, 81,683,243 and
           74,317,832 shares, respectively                        408,416            371,589
     Stock subscription receivable                                     --           (150,000)
     Additional paid-in capital                                48,001,998         18,982,952
                                                             ------------       ------------
                                                               48,410,414         19,204,541
     Less treasury stock, 4,923,080 shares                     (8,467,698)                --
                                                             ------------       ------------
                                                               39,942,716         19,204,541
     Deficit accumulated during the
        development stage                                     (29,293,291)       (17,485,274)
                                                             ------------       ------------
                                                               10,649,425          1,719,267
                                                             ------------       ------------
                                                             $ 29,345,770       $  3,181,370
                                                             ============       ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            Period from
                                                                                                              August 1,
                                                                                                               1968
                                                 Three Months Ended                Nine Months Ended         (date of
                                                     November 30,                     November 30,          inception) to
                                                     ------------                     ------------           November 30,
                                               2005             2004             2005          2004             2005
                                            ------------    ------------    ------------    ------------    ------------
Revenues:
      Development payments                  $    225,000    $         --    $    225,000    $         --    $    300,000
      License fees                               187,500              --         250,000              --         250,000
      Operating revenue of
         European subsidiary                      54,435              --         113,119              00         113,119
                                            ------------    ------------    ------------    ------------    ------------
                                                 466,935              --         588,119              --         663,119

Operating expenses:
     Research and development                  1,212,239         685,469       5,103,743       1,685,530      11,294,020
     General and administrative                1,548,299       1,055,312       6,567,924       2,400,587      16,057,410
     Write-down of intellectual
        property rights                               --              --              --              --         530,000
                                            ------------    ------------    ------------    ------------    ------------
                                               2,760,538       1,740,781      11,671,667       4,086,117      27,881,430
                                            ------------    ------------    ------------    ------------    ------------

Operating loss                                (2,293,603)     (1,740,781)    (11,083,548)     (4,086,117)    (27,218,311)

Other income(expense):
     Interest expense                           (243,332)             --      (1,010,648)             --      (2,741,571)
     Interest income                              48,922           2,555          60,638           8,539         119,085
     Other income                                113,312          33,534         225,541         118,656         701,949
     Other expense                                    --              --              --              --         (65,086)
                                            ------------    ------------    ------------    ------------    ------------
                                                (81,098)         36,089         (724,469)        127,195      (1,985,623)
                                            ------------    ------------    ------------    ------------    ------------

Loss from continuing operations               (2,374,701)     (1,704,692)    (11,808,017)     (3,958,922)    (29,203,934)

Loss from discontinued operations                     --              --              --              --         (89,357)
                                            ------------    ------------    ------------    ------------    ------------
Net loss                                    $ (2,374,701)   $ (1,704,692)   $(11,808,017)   $ (3,958,922)   $(29,293,291)
                                            ============    ============    ============    ============    ============

Loss per common share - basic and diluted   $      (0.03)   $      (0.02)   $      (0.16)   $      (0.06)
                                            ============    ============    ============    ============
Weighted average shares outstanding           76,760,163      70,029,872      75,430,870      68,030,968
                                            ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Period from
                                                                                                      August 1, 1968
                                                                              Nine Months Ended          (date of
                                                                                 November 30,          inception) to
                                                                                 ------------           November 30,
                                                                            2005             2004          2005
                                                                         (Restated)                      (Restated)
                                                                        ------------    ------------    ------------
Cash flows used for operating activities:
     Net loss                                                           $(11,808,017)   $ (3,958,922)   $(29,293,291)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Amortization of intangible assets                                   40,929              --          40,929
          Depreciation                                                        30,882          20,825         123,075
          Loss on disposal of equipment                                        1,505              --           1,505
          Realized and unrealized losses on marketable securities                 --              --          66,948
          Accrued interest on note converted to common stock                  19,506              --          31,504
          Amortization of interest on convertible notes payable                   --              --       1,050,950
          Write-down of intellectual property rights                              --              --         530,000
          Amortization of discount on payable to related party               958,160              --       1,033,160
          Issuance of common stock for services                                   --              --         369,108
          Issuance of common stock for interest                                   --              --         468,823
          Grant of stock options for services                              4,644,202         110,000       6,598,002
          Expenses paid by stockholder                                            --              --           2,640
          Minority interest                                                   26,523              --          26,523
     Changes in operating assets and liabilities:
        (Increase) decrease in due from related parties                      134,123        (348,740)        (86,836)
        (Increase) decrease in prepaid expenses                              (84,345)        (36,013)       (175,941)
        (Increase) decrease in other assets                                  (35,832)             --         (35,832)
        (Increase) decrease in security deposits                                (867)             --          (3,800)
        Increase (decrease) in accounts payable and
           accrued expenses                                                  587,658         143,957       1,234,206
        Increase (decrease) in due to related parties                             --              --         (43,496)
        Increase (decrease) in deferred revenues                             275,000         225,000         500,000
                                                                        ------------    ------------    ------------
               Net cash used in operating activities                      (5,210,573)      (3,843,893)   (17,561,823)
                                                                        ------------    ------------    ------------
Cash flows used for investing activities:
     Purchases of property and equipment                                     (53,250)        (38,036)       (217,939)
     Sales of marketable securities                                               --       1,150,000       2,369,270
     Purchase of investment                                                       --        (100,000)       (100,000)
     Acquisition costs of intangible assets                                 (466,583)             --        (466,583)
     Cash paid for investment in Myotech,
        net of cash received of $19,408                                     (280,594)             --        (280,594)
     Cash paid for acquisition of Biophan Europe,
        net of cash received of $107,956                                          --              --        (258,874)
     Purchases of marketable securities                                           --              --      (2,436,218)
                                                                        ------------    ------------    ------------
               Net cash provided by (used in) investing activities          (800,427)      1,011,964      (1,390,938)
                                                                        ------------    ------------    ------------

                          (CONTINUED ON FOLLOWING PAGE)

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     August 1, 1968
                                                                           Nine Months Ended            (date of
                                                                              November 30,              inception) to
                                                                         2005             2004      November 30, 2005
                                                                       (Restated)                       (Restated)
                                                                      ------------    ------------   --------------
Cash flows provided by financing activities:
    Proceeds of bridge loans                                                    --              --         986,500
    Loan from stockholder                                                       --              --         143,570
    Proceeds from line of credit borrowing - related party               2,000,000              --       2,550,950
    Line of credit payments - related party                               (500,000)             --        (572,500)
    Repayment of note payable                                             (184,114)             --        (184,115)
    Proceeds from sales of capital stock                                 6,050,000       1,655,000      16,263,849
    Exercise of options                                                    182,541          12,500         645,288
    Exercise of warrants                                                    20,707         811,300       1,142,451
    Swing profits                                                          295,362         306,720         696,087
    Deferred equity placement costs                                             --         (22,107)       (112,536)
                                                                      ------------    ------------    ------------
Net cash provided by financing activities                                7,864,496       2,763,413      21,559,545
                                                                      ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                     1,853,496         (68,516)      2,606,784

Cash and cash equivalents, beginning                                       753,288         823,900              --
                                                                      ------------    ------------    ------------
Cash and cash equivalents, ending                                     $  2,606,784    $    755,384    $  2,606,784
                                                                      ============    ============    ============

Cash paid for interest                                                $     12,603    $         --    $     12,603
                                                                      ============    ============    ============

Supplemental schedule of non-cash investing and financing activities:

Issuance of common stock for the acquisition of
   a 35% interest in Myotech, LLC                                     $  8,467,698    $         --    $  8,467,698
                                                                      ============    ============    ============

Allocation of proceeds from line of credit - related party
   to beneficial conversion feature and warrants                      $    958,160    $         --    $    958,160
                                                                      ============    ============    ============

Issuance of common stock upon conversion of related party loans       $  1,000,000    $         --    $  1,978,450
                                                                      ============    ============    ============

Liabilities assumed in conjunction with acquisition of a 51%
   interest in Biophan Europe and certain intellectual property
   rights                                                             $        --    $         --    $    178,384
                                                                      ============    ============    ============

Intellectual property acquired through issuance of
   capital stock and assumption of related party payable              $         --    $         --    $    175,000
                                                                      ============    ============    ============

Acquisition of intellectual property                                  $         --    $         --    $    425,000
                                                                      ============    ============    ============

Issuance of common stock upon conversion of bridge loans              $         --    $         --    $  1,142,068
                                                                      ============    ============    ============

Common stock issued for subscription receivable                       $         --    $    845,000    $  1,895,000
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

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc.("Antisense") and Nanolution, LLC, formerly MRIC Drug Delivery Systems, LLC, ("Nanolution"), its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), formerly aMRIs GmbH, and TE Bio LLC ("TE Bio"), and Myotech, LLC ("Myotech"), a variable interest entity, collectively referred to as the "Company". All significant inter-company accounts and transactions have been eliminated in consolidation.

FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities, requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise.

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

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and image compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing and marketing an image compatible ceramic motor; a system for generating power for implantable devices from body heat, and a series of implantable devices including MRI-visible vascular implants such as a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of he heart. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX). The Company is also an owner of a substantial minority interest, with rights to take a majority interest, in Myotech, (accounted for as a variable interest entity) developer of the MYO-VAD, a cardiac assist device that does not contact circulating blood and utilizes technology that has the potential to become a standard of care in the device market for treating multiple types of acute and chronic heart failure including congestive heart failure and sudden cardiac arrest.

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

The Company recognizes revenues from testing services and consulting as services are performed.

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
                                                                        --------
                                                                        $175,941
                                                                        ========

INVESTMENT IN MYOTECH, LLC AND RESTATEMENT OF FINANCIAL STATEMENTS:

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

This investment was previously accounted for using the equity method. However, the Company has re-evaluated its investment in Myotech and has determined that Myotech is a variable interest entity in accordance with FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. The Company has further concluded that it is the primary beneficiary as defined by FIN-46R and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company have been restated to include the accounts of Myotech, LLC. The principal impact of this consolidation is an increase in assets due to the recording of the value of intangible assets acquired of $24,795,968, based on an independent appraisal, over the amount of the investment, and an increase in the amount of the minority interest representing outside interests in the equity of Myotech. Aggregate changes were as follows as of November 30, 2005:

--------------------------------------------- ---------------- ----------------------- ---------------------
                                              As Previously         Adjustments
                                                 Reported       Increase (Decrease)        As Restated
--------------------------------------------- ---------------- ----------------------- ---------------------
Intangible assets, net                           $    956,809             $25,262,551          $ 26,219,360
--------------------------------------------- ---------------- ----------------------- ---------------------
Investment in Myotech, LLC                         11,105,053             (11,105,053)                  -0-
--------------------------------------------- ---------------- ----------------------- ---------------------
Other assets                                        3,125,504                     906             3,126,410
                                                 ------------             -----------          ------------
--------------------------------------------- ---------------- ----------------------- ---------------------
                                                 $ 15,187,366             $14,158,404          $ 29,345,770
                                                 ============             ===========          ============
--------------------------------------------- ---------------- ----------------------- ---------------------

--------------------------------------------- ---------------- ----------------------- ---------------------
Liabilities                                      $  2,640,646             $   303,451          $  2,944,097
--------------------------------------------- ---------------- ----------------------- ---------------------

--------------------------------------------- ---------------- ----------------------- ---------------------
Minority interest                                      26,523              15,725,725            15,752,248
--------------------------------------------- ---------------- ----------------------- ---------------------

--------------------------------------------- ---------------- ----------------------- ---------------------
Capital stock                                         408,416                     -0-               408,416
--------------------------------------------- ---------------- ----------------------- ---------------------
Additional paid-in capital                         41,405,072               6,596,926            48,001,998
--------------------------------------------- ---------------- ----------------------- ---------------------
Treasury stock                                            -0-              (8,467,698)           (8,467,698)
--------------------------------------------- ---------------- ----------------------- ---------------------
Accumulated deficit                               (29,293,291)                    -0-           (29,293,291)
                                                 ------------             -----------          ------------
--------------------------------------------- ---------------- ----------------------- ---------------------
                                                 $ 15,187,366             $14,158,404          $ 29,345,770
                                                 ============             ===========          ============
--------------------------------------------- ---------------- ----------------------- ---------------------

--------------------------------------------- ---------------- ----------------------- ---------------------
Operating loss-three months ended 11/30/05       $ (2,293,603)                    -0-          $ (2,293,603)
                                                 ============             ===========          ============
--------------------------------------------- ---------------- ----------------------- ---------------------
Net loss- three months ended 11/30/05            $ (2,374,701)                    -0-          $ (2,374,701)
                                                 ============             ===========          ============
--------------------------------------------- ---------------- ----------------------- ---------------------

--------------------------------------------- ---------------- ----------------------- ---------------------
Operating loss-nine months ended 11/30/05        $(11,083,548)                    -0-          $(11,083,548)
                                                 ============             ===========          ============
--------------------------------------------- ---------------- ----------------------- ---------------------
Net loss- nine months ended 11/30/05             $(11,808,017)                    -0-          $(11,808,017)
                                                 ============             ===========          ============
--------------------------------------------- ---------------- ----------------------- ---------------------

The following is selected financial data for Myotech, LLC:

                                             November 30, 2005

                                            ------------------
                  Total current assets      $           26,908
                  Intangible assets                 24,795,968
                  Other assets                          33,298
                                            ------------------
                  Total assets              $       24,856,174
                                            ==================
                  Current liabilities       $          662,751
                  Equity                            24,193,423
                                            ------------------
                                            $       24,856,174
                                            ==================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below in this Item 2 have been amended to reflect the restatement of our consolidated financial statements for the period ended November 30, 2005, as described above in the Explanatory Note to this amended Quarterly on Form 10-Q and in the Note entitled "Investment in Myotech, LLC and Restatement of Financial Statements," to Condensed Consolidated Financial Statements included in Item 1 above. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.

All statements contained in this Item 2, unless they are specifically otherwise stated to be made as of a different date, are made as of January 17, 2006, the original filing date of our Quarterly Report on Form 10-Q for the period ended November 30, 2005, and do not reflect events occurring after the filing of our Quarterly Report on Form 10-Q filed on January 17, 2006 other than the restatement, and we undertake no obligation to update the forward-looking statements in this amended Quarterly Report on Form 10-Q.

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

Acquisition of Intellectual Assets

We currently have an overall estate of 219 patents, including 163 U.S. patents, inclusive of those assigned and licensed, and including filed applications and allowed and issued patents. Of these, 48 U.S. patents have issued. Additionally, we have 56 international patents or applications in process.

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

In addition, the independent committee received a fairness opinion from an NYSE-listed national investment banking firm stating that the transaction was fair to our stockholders from a financial point of view. This investment was previously accounted for using the equity method. However, the Company has re-evaluated its investment in Myotech and has determined that Myotech is a variable interest entity in accordance with FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. The Company has further concluded that it is the primary beneficiary as defined by FIN-46R and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company have been restated to include the accounts of Myotech, LLC. The principal impact of this consolidation is an increase in assets due to the recording of the value of intangible assets acquired of $24,795,968, based on an independent appraisal, over the amount of the investment, and an increase in the amount of the minority interest representing outside interests in the equity of Myotech.

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

Nine Months Ended November 30, 2005 Compared to Nine Months Ended November 30, 2004

Revenues.
Revenues were $0.588 million for the nine months ended November 30, 2005 as compared to no revenues for the nine months ended November 30, 2004. The increase is due to development contract payments and license fees from Boston Scientific Scimed, and operating revenues from our European subsidiary, which consisted primarily of MRI-related research and development consulting services to medical device manufacturers.

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

We currently employ twenty full-time individuals.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Restatement

FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities, requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. The Company has invested in Myotech, LLC, (Myotech) a development stage business, and a developer of cardiac assist technologies. This investment was made on November 30, 2005 in the form of a Securities Purchase Agreement, whereby the Company received 3,768,488 Class A (voting) units for a 35% interest in Myotech, in exchange for 4,923,080 shares of our common stock valued at $8,467,698. This investment was previously accounted for using the equity method.

The Company has re-evaluated its investment in Myotech and has determined that Myotech is a variable interest entity in accordance with FIN-46R. The Company has further concluded that it is the primary beneficiary as defined by FIN-46R and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company included in this Report on Form 10-Q, have been restated to include the accounts of Myotech, LLC.

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and our Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified our failure to recognize and apply the correct criteria, as explained in FIN 46R, for the proper accounting for our investment in Myotech, LLC on November 30, 2005 as a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of November 30, 2005, or for the quarterly periods ended February 28, 2006, May 31, 2006 and August 31, 2006.


(c) Remediation of Material Weakness in Internal Control

We are confident that, as of the date of this filing, we have fully remediated the material weaknesses in our internal control over financial reporting with respect to the item cited above. The remedial actions included:

      o Improving education and accounting reviews to ensure that personnel involved in entity investments and asset purchases understand and apply the pertinent accounting principles appropriate to the nature of the transaction.

In connection with this amended Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as currently in effect and as a result of the remedial actions discussed above, have concluded that as of this date our disclosure controls and procedures are effective.

(d) Management's Report on Internal Control Over Financial Reporting (as restated)
The management of Biophan Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2005, February 28, 2006, May 31, 2006 and August 31, 2006, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our Quarterly Report on Form 10-Q for the period ended November 30, 2005 (filed on January 17, 2006 ), in our Annual Report on Form 10-K for the year ended February 28, 2006 (originally filed on May 15, 2006 and amended on June 6,
2006) and in our Quarterly Reports on Form 10-Q for the periods ended May 31, 2006 (filed on July 10, 2006) and ,August 31, 2006 (filed on October 13, 2006) management concluded that our internal control over financial reporting was effective as of the end of the periods covered by such reports. Subsequently, management identified material weaknesses in internal control over financial reporting with respect to accounting for the investment in Myotech, LLC on November 30, 2005. Solely as a result of these material weaknesses, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of November 30, 2005, or for the quarterly periods ended February 28, 2006, May 31, 2006 and August 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2005, we entered into a Securities Purchase Agreement with Myotech, LLC, a New York limited liability corporation, whereby we issued to Myotech 4,923,080 previously authorized but unissued shares of our common stock, par value $.005 per share, in exchange for 3,768,488 Class A units of Myotech. Our common stock was valued at $1.72 per share, and the Myotech units were valued at $2.7434 per unit. The shares were issued in a private placement exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption set forth in Section 4(2)of the Act . We did not receive any cash consideration for issuance of these shares of common stock. No underwriters were involved in the placement of the common stock. The shares are subject to the Rights Agreement entered into by and among us, the Myotech members and Myotech, dated as of November 30, 2005.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.            Exhibit Description                          Location
-----------            -------------------                          --------

 4.1      Rights Agreement by and among Myotech, LLC            Previously Filed
              the Members of Myotech, LLC, and Biophan
              Technologies, Inc.
 4.2      First Amendment to Line of Credit Agreement
              Between Biophan Technologies, Inc. and
              Biomed Solutions, LLC                             Previously Filed
 4.3      First Amendment to Convertible Promissory Note        Previously Filed
10.1      Securities Purchase Agreement between Biophan         Previously Filed
              Technologies Inc. and Myotech, LLC., dated
              November 30, 2005
10.2      Letter Agreement, Amendment and Waiver of Certain     Previously Filed
              Conditions to Closing, between Biophan
              Technologies and Myotech, LLC, dated
              December 21, 2005
31.1      Certification of C.E.O. pursuant  to Rule 13a-14(a)   Filed herewith
31.2      Certification of C.F.O. pursuant to Rule 13a-14(a)    Filed herewith
32.1      Certification of C.E.O. pursuant  to Rule             Filed herewith
              13a-14(b) and 18 U.S.C. Section 1350
32.2      Certification of C.F.O. pursuant to Rule 13a-14(b)    Filed herewith
              and 18 U.S.C. Section 1350

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

BIOPHAN TECHNOLOGIES, INC.
                                  (Registrant)

By: /s/ Michael L. Weiner
----------------------------------------
Name:  Michael L. Weiner,
Title:  Chief Executive Officer

By: /s/ Darryl L. Canfield
----------------------------------------
Name:  Darryl L. Canfield
Title:  Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: January 24, 2007