Form 10-K/A
period 2006-02-28
BIOPHAN TECHNOLOGIES INC
filed 2007-01-24
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  Amendment #2

                                   (Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended February 28, 2006. or

|_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number 0-26057

                           BIOPHAN TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                 NEVADA                                  82-0507874
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                 identification no.)

    150 LUCIUS GORDON DRIVE, SUITE 215
          WEST HENRIETTA, NEW YORK                           14586
  (Address of principal executive offices)                (Zip code)

                                 (585) 214-2441
                            Issuer's telephone number

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

The number of outstanding shares of the registrant's Common Stock, $.005 par value, as of May 12, 2006 was 81,805,243.

DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable

EXPLANATORY NOTE

We are filing this Amendment #2 to our Annual Report on Form 10-K for the fiscal year ended February 28, 2006 for the following purposes:

      (a) In Part II, Item 8, Financial Statements and Supplementary Data and in Item 6, Selected Financial Data, to restate our financial statements to reflect a change in our accounting for our investment in Myotech, LLC a development stage company, and a developer of cardiac assist technologies. FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities, requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. On November 30, 2005 we acquired 3,768,488 Class A (voting) units of Myotech (representing a 35% equity interest), in exchange for 4,923,080 shares of our common stock valued at $8,467,698. This investment was previously accounted for using the equity method.

            We have determined that Myotech is a variable interest entity in accordance with FIN-46R and have concluded that we are the primary beneficiary as defined by FIN-46R. As a result, we are required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements included in this amended Annual Report on Form 10-K have been restated to include the accounts of Myotech.

      (b) In Part II, Item 9A, Controls and Procedures, to disclose our conclusions regarding the effectiveness of our financial reporting controls and procedures.

      (c) In Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to amend the financial analyses to reflect the restatement of financial statements as explained above.

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

o Technology to enable an MRI image compatible vena cava filter, which allows non-invasively MR imaging of blood clots that may be present and therefore pose a risk to removal of the device;

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

ACQUISITION OF INTELLECTUAL ASSETS

We currently have an overall estate of over 219 pending, issued, or allowed patents, consisting of 50 issued U.S. patents, 122 U.S. patents pending, and 57 international patents or applications in process. These are inclusive of both our patents and those licensed to us on an exclusive basis.

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

EMPLOYEES

As of February 28, 2006, Biophan had 25 full-time employees (20 in the U.S. and 5 in Europe). The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. Our success depends, in significant part, on the ability to attract and retain such personnel. In addition, where appropriate, we have contracts for the services of consultants.

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

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

For the fiscal years ended February 28, 2006, and 2005, and February 29, 2004, we incurred net losses of $14,484,384, $5,793,547, and $3,718,570, respectively. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, our current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

Quarter Ended        High    Low
-------------       -----   -----
May 31, 2004        $1.33   $0.94
August 31, 2004     $1.31   $0.46
November 30, 2004   $1.22   $0.67
February 28, 2005   $1.56   $1.05
May 31, 2005        $3.50   $1.36
August 31, 2005     $3.13   $2.21
November 30, 2005   $2.63   $1.45
February 28, 2006   $1.98   $1.47

As of February 28, 2006, we had issued 81,805,243 shares of our common stock which were held by 263 stockholders of record and approximately 9,300 beneficial stockholders.

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

                                             Year ended     Year ended     Year ended     Year ended     Year ended
                                            February 28,   February 28,   February 29,   February 28,   February 28,
                                                2006           2005           2004           2003           2002
Operating Data:                              (Restated)
---------------                             ------------   ------------   ------------   ------------   ------------
Revenues                                    $  1,044,861   $       -0-    $    75,000    $       -0-    $       -0-
Research and development expenses              6,829,142     2,629,980      1,240,439      1,373,124        949,124
General and administrative expenses            8,451,886     3,337,185      1,911,003      1,792,593      2,248,065
Minority interest                                606,159           -0-            -0-            -0-            -0-
Other income (expense)                          (854,376)      173,618       (642,128)      (272,535)      (508,728)
                                            ------------   -----------    -----------    -----------    -----------
Net loss                                    $(14,484,384)  $(5,793,547)    (3,718,570)    (3,438,252)    (3,705,917)
                                            ============   ===========    ===========    ===========    ===========
Loss per common share - basic and diluted   $       (.19)  $      (.08)   $      (.08)   $      (.11)   $      (.14)
                                            ============   ===========    ===========    ===========    ===========
Weighted average shares outstanding           75,787,052    69,263,893     44,017,010     31,731,051     27,000,962
                                            ============   ===========    ===========    ===========    ===========

                                    February 28,   February 28,   February 29,   February 28,   February 28,
                                        2006           2005           2004           2003           2002
Balance Sheet Data:                  (Restated)
---------------------               ------------   ------------   ------------   ------------   ------------
Current assets                      $ 1,880,826     $2,007,181     $2,077,307     $ 476,353       $672,823
Total assets                         27,968,066      3,181,370      2,231,345       683,056        866,638
Current liabilities                   3,231,158      1,462,103        254,058       796,187        645,389
Minority interest                    15,189,109            -0-            -0-           -0-            -0-
Long-term liabilities                       -0-            -0-            -0-        83,333            -0-
Stockholders' equity (deficiency)     9,547,799      1,719,267      1,977,287      (196,464)       221,249
Working capital (deficiency)         (1,350,332)       545,078      1,823,249      (319,834)        27,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below in this Item 7 have been amended to reflect the restatement of our consolidated financial statements for the fiscal year ended February 28, 2006, as described above in the Explanatory Note to this amended Annual Report on Form 10-K and in Note 7, "Investment in Myotech, LLC and Restatement of Financial Statements," to the Notes to Consolidated Financial Statements included in Item 8 below. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

All statements contained in this Item 7, unless they are specifically otherwise stated to be made as of a different date, are made as of May 15, 2006, the original filing date of our Annual Report on Form 10-K for the fiscal year ended February 28, 2006, and do not reflect events occurring after the filing of our Annual Report on Form 10-K filed on May 15, 2006 other than the restatement, and we undertake no obligation to update the forward-looking statements in this amended Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparation of those financial statements, we apply various accounting policies. We also make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements. Although our accounting policies and certain estimates and assumptions are disclosed within the notes to our consolidated financial statements, the following is a discussion of the accounting policies, estimates and assumptions we believe are most critical.

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

Effective March 1, 2006, the Company is required to adopt provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment", which replaces SFAS 123 and supersedes APB No. 25. Under provisions of SFAS 123R, compensation cost relating to share-based payment transactions will be recognized in the financial statements as compensation expense based upon alternative fair value models. For additional details, please refer to the discussion in Item 8, "Financial Statements and Supplemental Data", Footnote 1, "Principal Business Activity and Summary of Significant Accounting Policies", caption "Stock Options".

Summary of Results

In 2006, we reported revenues of $1,044,861 and a net loss of $(14,484,384), or $(0.19) loss per diluted share, compared to no revenues and a net loss of $(5,793,547) or $(0.08) per diluted share for 2005. For the year ended February 28, 2006, the non-cash charge to earnings for stock options granted was $4,609,778, of which $4,244,280 related to the vesting, during the first and second quarters, of contingent options previously granted to executive officers and non-employee directors that vested upon the achievement of specified performance-based milestones. These particular options, because they are not "fixed and determinable," must be expensed for any intrinsic value at the time and to the extent that they vest. The calculated amounts resulted in a non-cash charge in the statement of operations and an offsetting credit to additional paid-in capital.

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

Operating Expenses

Research and Development. These expenses primarily consist of the personnel-related, technical consulting, professional fees for patent attorneys, and license fees. For the year ended February 28, 2006, these expenses increased by 160%, or $4.199 million, to $6.829 million compared to $2.630 million for 2005. Because we consolidated Myotech LLC at November 30, 2005, the fourth quarter included $0.443 million of Myotech operational expenses and $0.344 of Myotech intangible assets amortization. Excluding these expenses, the year-to-year comparison would have reflected an increase of 130%,or $3.411 million The most significant increase was caused by $1.948 million in non-cash contingent stock option expense due to the vesting of contingent options that vested upon the achievement of specified performance-based milestones. With the inclusion of the Myotech expenses, we also increased funding of various research and development projects by $0.846 million; we incurred increased licensing fees by $0.515 million, and increased expenses for additional professional staff and salary increases for current staff of $0.538 million.

General and Administrative. General and administrative expenses include the costs of personnel-related expenses for the administrative, legal, finance, information technology, and communications functions. For the year ended February 28, 2006, these expenses rose by 153%, or $5.115 million to $8.452 million compared to $3.337 million for 2005. Because we consolidated Myotech LLC at November 30, 2005, the fourth quarter included $0.165 million of Myotech operational expenses. The most significant increase in expense was caused by approximately $2.296 million in non-cash contingent stock option expense due to the vesting of contingent options that vested upon the achievement of specified performance-based milestones. With the inclusion of the Myotech expenses, outside services increased by $1.666 million, consisting primarily of additional legal and financial consulting and communications expenses, combined with $0.358 million in added costs for new staff and increased salaries, and $0.518 million for travel and other administrative expenses.

Other Income (Expense)

Interest Expense. We incurred interest expense amounting to approximately $1.141 million primarily related to a $5 million line of credit from Biomed Solutions, LLC ("Biomed"), which included a beneficial conversion feature of approximately $1.0 million. The discount is being amortized over the term of the line of credit. The Company incurred no interest expense in 2005

Minority Interest. This amount is the pro rata share of the loss incurred by Myotech LLC for the 4th quarter of fiscal 2006 at which time Myotech is consolidated with the Company. For further information regarding the basis of consolidation of Myotech, please refer the section entitled Principles of Consolidation earlier in Item 7 and to Footnote 7 in the Notes to the Consolidated Financial Statements.

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

General and Administrative. General and administrative expenses include the costs of personnel and related expenses for the administrative, legal, finance, information technology and communications functions. For the year ended February 28, 2005, these expenses rose by approximately $1.4 million to $3.337 million compared to $1.911 million for 2004. This increase was due primarily to $1.0 million in communications expenses and an increase of $0.3 million in legal and financial consulting fees.

Other Income (Expense)

Interest Expense. We incurred no interest expense in 2005 and $0.730 million in 2004. We recorded a discount on a note from Biomed due to a beneficial conversion feature on the note. The discount was amortized over the term of the note.

Related Party Transactions

The Company has affiliations with three entities, Biomed Solutions, LLC("Biomed"), Technology Innovations, LLC ("TI"), and Myotech, LLC ("Myotech") (through November 30, 2005) that are related by virtue of common management personnel and stock ownership. During the years ended February 28, 2006, 2005, and February 29, 2004, the Company charged Biomed and Myotech for services of certain Company personnel. The total of these charges was $156,647, $161,014, and $85,584, respectively. The Company also charges Biomed, TI, and Myotech for expenses allocable to and paid on their behalf. During the years ended February 28, 2006, 2005, and February 29, 2004 expenses paid by the Company on their behalf were approximately $647,000, $240,000, and $120,000, respectively. At February 28, 2006, the combined balances due from these related parties was $9,387. The amounts do not bear interest and the Company received payment within forty-five days.

During the year ended February 28, 2006, and 2005, the Company was billed $93,000, and $9,000, respectively, for legal services provided by Bramson & Pressman of which Robert S. Bramson, a director of the Company, is a partner. Also, Steven Katz & Associates, Inc. of which Steven Katz, a director of the Company is an owner, billed the Company $121,500 during the year ended February 28, 2006, for consulting services.

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

As of February 28, 2006, Biophan has provided $1,185,000 of additional funding for 431,946 Class A units of Myotech, increasing our ownership interest to 38%, and has provided a further amount of funding since February 28, 2006 of $305,000.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 23, 2007 (as restated) expressed an adverse opinion thereon.

As described in Note 7 of the financial statements, the Company has restated its financial statements as of February 28, 2006 and for the year then ended.


/S/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 26, 2006, except for Note 8 as to which the date is May 12, 2006 and Note 7 as to which the date is January 23, 2007

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                  February 28,
                                                          ---------------------------
                                                              2006           2005
                                                          ------------   ------------
                                                           (Restated)
                         ASSETS
Current assets:
    Cash and cash equivalents                             $  1,477,716   $    753,288
    Accounts receivable                                        170,058             --
    Stock subscriptions receivable                                  --        900,000
    Due from related parties                                     4,801        220,959
    Prepaid expenses                                           147,203         91,596
    Other current assets                                        81,048         41,338
                                                          ------------   ------------
        Total current assets                                 1,880,826      2,007,181
Property and equipment, net                                    126,341         73,518
Other assets:
    Intangible assets, net of amortization:
      Myotech, LLC                                          24,451,580             --
      Other                                                  1,403,270        997,738
    Investment in New Scale Technologies, Inc.                 100,000        100,000
    Security deposit                                             6,049          2,933
    Deferred tax asset, net of valuation allowance
      of $7,560,000 and $4,787,000, respectively                    --             --
                                                          ------------   ------------
                                                            25,960,899      1,100,671
                                                          ------------   ------------
                                                          $ 27,968,066   $  3,181,370
                                                          ============   ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                 $  1,191,812   $  1,037,103
    Line of credit - related party, net of discount
      of $1,323,921                                          1,476,079             --
    Due to related parties                                      26,548             --
    Deferred revenue                                           520,833        225,000
    Note payable                                                15,886        200,000
                                                          ------------   ------------
        Total current liabilities                            3,231,158      1,462,103

Minority interest                                           15,189,109             --

Stockholders' equity:
Common stock, $.005 par value:
  Authorized, 125,000,000 shares
  Issued,81,805,243 and
    74,317,832 shares, respectively                            409,026        371,589
Additional paid-in capital                                  49,576,129     18,982,952
Stock subscription receivable                                       --       (150,000)
                                                          ------------   ------------
                                                            49,985,155     19,204,541
Less treasury stock, 4,923,080 shares                       (8,467,698)            --
                                                          ------------   ------------
                                                            41,517,457     19,204,541
Deficit accumulated during the development stage           (31,969,658)   (17,485,274)
                                                          ------------   ------------
                                                             9,547,799      1,719,267
                                                          ------------   ------------
                                                          $ 27,968,066   $  3,181,370
                                                          ============   ============

See notes to consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Year Ended
                                    -----------------------------------------   Period from August
                                           February 28,                          1, 1968 (date of
                                    --------------------------   February 29,      inception) to
                                        2006          2005          2004         February 28, 2006
                                    ------------   -----------   ------------   ------------------
                                     (Restated)                                     (Restated)
Revenues:
    Development payments            $    225,000   $        --   $    75,000       $    300,000
    License Fees                         479,166            --            --            479,166
    Consulting fees                      340,695            --            --            340,695
                                    ------------   -----------   -----------       ------------
                                       1,044,861            --        75,000          1,119,861
Operating expenses:
    Research and development           6,829,142     2,629,980     1,240,439         13,019,419
    General and administrative         8,451,886     3,337,185     1,911,003         17,941,372
    Write-down of intellectual
      property rights                         --            --            --            530,000
                                    ------------   -----------   -----------       ------------
                                      15,281,028     5,967,165     3,151,442         31,490,791
                                    ------------   -----------   -----------       ------------
Operating loss                       (14,236,167)   (5,967,165)   (3,076,442)       (30,370,930)
Other income(expense):
    Interest expense                  (1,140,866)           --      (729,527)        (2,871,789)
    Interest income                       70,701        11,869         1,815            129,148
    Other income                         215,789       161,749        85,584            692,197
    Other expense                             --            --            --            (65,086)
                                    ------------   -----------   -----------       ------------
                                        (854,376)      173,618      (642,128)        (2,115,530)
Loss from continuing operations
  before minority interest in net
  loss of Myotech, LLC               (15,090,543)   (5,793,547)   (3,718,570)       (32,486,460)
Minority interest in net loss
  of Myotech, LLC                        606,159            --            --            606,159
                                    ------------   -----------   -----------       ------------
Loss from continuing operations      (14,484,384)   (5,793,547)   (3,718,570)       (31,880,301)
Loss from discontinued operations             --            --            --            (89,357)
                                    ------------   -----------   -----------       ------------
Net loss                            $(14,484,384)  $(5,793,547)  $(3,718,570)      $(31,969,658)
                                    ============   ===========   ===========       ============
Loss per common share - basic
  and diluted                       $      (0.19)  $     (0.08)  $     (0.08)
                                    ============   ===========   ===========
Weighted average shares
  outstanding                         75,787,052    69,263,893    44,017,010
                                    ============   ===========   ===========

See notes to consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2006


                                                                                                           Deficit
                                                                                                         Accumulated
established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material
                                            of Shares    Common      Paid-in    Treasury  Subscription   Development       Equity
                                           Outstanding    Stock      Capital     Stock     Receivable       Stage       (Deficiency)
                                           ----------   --------   ----------   --------  ------------   -----------   -------------
1969-1993 - 382,130 shares issued for
  services for $.05 per share                 382,130   $  1,911   $   17,196                                           $   19,107
1970 - 1,405,000 shares issued for
  mining rights for $.05 per share          1,405,000      7,025       63,225                                               70,250
Net loss from inception through
  February 28, 1998                                                                                        (89,357)        (89,357)
                                           ----------   --------   ----------                             --------      ----------
Balance at February 28, 1998                1,787,130      8,936       80,421                              (89,357)             --
1999 - 10,000 shares issued for
  services for $.05 per share                  10,000         50          450                                                  500
1999 - 1,000,000 shares issued for
  services for $.005 per share              1,000,000      5,000                                                             5,000
Net loss for the year ended
  February 28, 1999                                                                                         (5,500)         (5,500)
                                           ----------   --------   ----------                             --------      ----------
Balance at February 28, 1999                2,797,130     13,986       80,871                              (94,857)             --
2000 - 1,000,200 shares issued
  for services for $.005 per share          1,000,200      5,001                                                             5,001
Net loss for the year ended
  February 29, 2000                                                                                         (5,001)         (5,001)
                                           ----------   --------   ----------                             --------      ----------
Balance at February 29, 2000                3,797,330     18,987       80,871                              (99,858)             --
2000 - 250,000 shares issued for
  services for $.005 per share                250,000      1,250                                                             1,250
2000 - Expenses paid by stockholder                                     2,640                                                2,640
2000 - 10,759,101 shares issued for
  acquisition of Antisense Technology, Inc 10,759,101     53,795      121,205                                              175,000
2000 - 10,759,101 shares issued for
  cash for $.005 per share                 10,759,101     53,796      121,204                                              175,000
Net loss for the year ended
  February 28, 2001                                                                                       (729,130)       (729,130)
                                           ----------   --------   ----------                             --------      ----------
Balance at February 28, 2001               25,565,532    127,828      325,920                             (828,988)       (375,240)
2001 - 2,399,750 shares issued for
  cash for $1.00 per share                  2,399,750     11,999    2,387,751                                            2,399,750
2001 - 468,823 shares issued for interest     468,823      2,344      466,479                                              468,823
2001 - Redemption of 200,000 shares          (200,000)    (1,000)                                                           (1,000)

                           CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2006


                                                                                                           Deficit
                                                                                                         Accumulated
                                             Number                Additional                 Stock       During the   Stockholders'
                                            of Shares    Common      Paid-in    Treasury  Subscription   Development       Equity
                                           Outstanding    Stock      Capital     Stock     Receivable       Stage       (Deficiency)
                                           ----------   --------   ----------   --------  ------------   -----------   -------------
2001 - 1,315,334 shares issued upon
  conversion of bridge loans at $.75
  per share                                  1,315,334      6,576     979,924                                              986,500
2001 - Offering costs associated with
  share issuances for cash                                           (254,467)                                            (254,467)
2002 - Grant of stock options for services                            702,800                                              702,800
  Net loss for the year ended
    February 28, 2002                                                                                    (3,705,917)    (3,705,917)
                                            ----------    -------   ---------                            ----------     ----------
Balance at February 28, 2002                29,549,439    147,747   4,608,407                            (4,534,905)       221,249
2002 - Shares issued for cash for
  $.34 per share                               993,886      4,969     337,461                                              342,430
2002 - Shares issued for cash for
  $.15 per share                             1,192,874      5,964     167,002                                              172,966
2002 to 2003 - Shares issued for cash for
  $.25 per share                             5,541,100     27,706   1,357,569                                            1,385,275
2002 to 2003 - Shares issued as commissions
  on offerings                                 357,394      1,787      (1,787)                                                  --
2002 to 2003 Cash commissions on offerings                           (119,488)                                            (119,488)
Offering costs                                                        (45,644)                                             (45,644)
Grant of stock options for services                                   485,000                                              485,000
Intrinsic value of beneficial conversion
  feature of note payable and MRI liability                           800,000                                              800,000
Net loss for the year ended
  February 28, 2003                                                                                      (3,438,252)    (3,438,252)
                                            ----------    -------   ---------                            ----------     ----------
Balance at February 28, 2003                37,634,693    188,173   7,588,520                            (7,973,157)      (196,464)
2003 - Shares issued upon conversion of
  related party loans at $.14 per share      1,268,621      6,343     177,607                                              183,950
2003 - Shares issued upon conversion of
  stockholder loan plus accrued interest
  at $.20 per share                            775,000      3,875     151,693                                              155,568
2003 - Shares issued for cash pursuant to
  equity line of credit at prices from
  $.11 to $.23 per share                     3,325,757     16,629     474,561                                              491,190
2003 - Shares issued for option exercises
  at $.14 per share                          3,000,000     15,000     412,847                                              427,847

                           CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2006


                                                                                                           Deficit
                                                                                                         Accumulated
                                                Number                Additional               Stock      During the   Stockholders'
                                               of Shares    Common      Paid-in  Treasury Subscription  Development       Equity
                                              Outstanding    Stock      Capital   Stock    Receivable      Stage       (Deficiency)
                                              ----------   --------   ---------- -------- ------------   -----------   -------------
2004 - Shares issued for warrant exercises
  at $.25 and $.50 per share                     995,940      4,980      327,864                                           332,844
2004 - Shares issued for cash pursuant to
  stock purchase agreement at prices from
  $.15 to $.40 per share                      11,000,000     55,000    2,845,000                                         2,900,000
2004 - Shares issued upon conversion of
  related party loans at $.10 per share        7,945,000     39,725      754,775                                           794,500
Offering costs                                                          (209,528)                                         (209,528)
Grant of stock options for the year                                      565,000                                           565,000
Intrinsic value of beneficial conversion
  feature of note payable                                                250,950                                           250,950
Net loss for the year ended February 29, 2004                                                             (3,718,570)   (3,718,570)
                                              ----------    -------   ---------- -------- ------------   -----------    ----------
Balance at February 29, 2004                  65,945,011    329,725   13,339,289                --       (11,691,727)    1,977,287
2004 - Shares issued for option exercise
  at $.32 per share                               70,000        350       22,050                                            22,400
2004 - Shares issued for option exercise
  at $.50 per share                               24,999        125       12,375                                            12,500
2004 - Shares issued upon exercise of
  warrants  at $.25 per share                    868,700      4,343      212,832                                           217,175
2004 - Shares issued upon exercise of
  warrants  at $.50 per share                    926,700      4,634      458,716                                           463,350
2004 - Shares issued upon exercise of
  warrants at $1.00 per share                    108,375        542      107,833                                           108,375
2004 - Shares issued upon cashless exercise
  of warrants                                     74,047        370         (370)                                               --
2004 - 2005 - Shares issued for cash pursuant
  to stock purchase agreement at prices from
  $.60 to $.70 per share                       6,000,000     30,000    3,870,000                                         3,900,000
2005 - Restricted shares issued in connection
  with employment agreements at
  $1.34 per share                                200,000      1,000      267,000                                           268,000
2005 - Restricted shares issued  in connection
  with acquisition of Biophan Europe at
  $1.34 per share                                100,000        500      133,500                                           134,000
Offering costs                                                           (41,998)                                          (41,998)

                           CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                           Number of            Additional                  Stock        During the   Stockholders'
                                            Shares     Common    Paid-in    Treasury    Subscription    Development       Equity
                                         Outstanding    Stock    Capital     Stock       Receivable        Stage       (Deficiency)
                                          ----------  -------- -----------  --------    ------------    ------------   -------------
Grant of stock options for services                                201,000                                                 201,000
Section 16(b) short swing profits                                  400,725                                                 400,725
Stock subscription receivable                                                             (150,000)                       (150,000)
Net loss for the year ended February 28,
  2005                                                                                                   (5,793,547)    (5,793,547)
                                          ----------   -------  ----------  -----------  ---------     ------------   ------------
Balance at February 28, 2005              74,317,832   371,589  18,982,952                (150,000)     (17,485,274)     1,719,267
2005 - Shares issued for option exercise
  at $.50 per share                           74,998       375      66,206                                                  66,581
2005 - Shares issued for option exercise
  at $.67 per share                           12,500        63       8,312                                                   8,375
2005 - Shares issued for option exercise
  at $1.00 per share                         136,667       683     106,901                                                 107,584
2005 - Shares issued upon exercise of
  warrants  at $.16 per share                 54,054       270       8,379                                                   8,649
2005 - Shares issued upon exercise of
  warrants  at $.39 per share                 12,500        62       4,813                                                   4,875
2005 - Shares issued upon exercise of
  warrants  at $.41 per share                 17,520        88       7,095                                                   7,183
2006 - Restricted shares issued in
  connection with acquisition of
  Biophan Europe at $1.34 per share          100,000       500     133,500                                                 134,000
2005 - Shares issued for acquisition of
  minority interest in Myotech, LLC
  at $1.72 per share                       4,923,080    24,615   8,443,083                                                8,467,698
2005 - Treasury shares                    (4,923,080)       --   8,467,698  (8,467,698)                                         --
2006 - Shares issued pursuant to
  investment agreement with Boston
  Scientific at $3.02 per share            1,653,193     8,266   4,991,734                                               5,000,000
2006 - 22,000 Restricted shares issued
  for services at $1.72 per share             22,000       110      37,730                                                  37,840
2006 - Shares issued upon conversion of
  related party loans at $2.12 per share     480,899     2,405   1,017,101                                               1,019,506
Beneficial conversion feature of
  note payable                                                   2,395,485                                               2,395,485
Stock options issued for services                                4,609,778                                               4,609,778
Section 16(b) short swing profits                                  295,362                                                 295,362
Stock subscription receivable                                                              150,000                         150,000
Net loss for the year ended February 28,
  2006                                                                                                  (14,484,384)   (14,484,384)
                                          ----------   -------  ----------  -----------  ---------     ------------   ------------
Balance at February 28, 2006 (Restated)   76,882,163  $409,026 $49,576,129  $(8,467,698) $      --     $(31,969,658)  $  9,547,799
                                          ==========  ======== ===========  ===========  =========     ============   ============

See notes to consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                     Period from
                                                                       Year Ended                     August 1,
                                                       -----------------------------------------    1968 (date of
                                                              February 28,                         inception) to,
                                                       --------------------------   February 29,    February 28,
                                                           2006           2005          2004            2006
                                                       ------------   -----------   ------------   --------------
                                                        (Restated)                                   (Restated)
Cash flows used for operating activities:
  Net loss                                             $(14,484,384)  $(5,793,547)  $(3,718,570)   $(31,969,658)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of intangible assets                     405,441            --            --         405,441
      Depreciation                                           47,241        28,020        23,643         139,434
      Loss on disposal of equipment                           1,505            --            --           1,505
      Realized and unrealized losses on marketable
        securities                                               --            --            --          66,948
      Accrued interest on note converted to common
        stock                                                19,506            --        11,998          31,504
      Amortization of interest on convertible notes
        payable                                                  --            --       667,617       1,050,950
      Write-down of intellectual property rights                 --            --            --         530,000
      Amortization of discount on payable to related
        party                                             1,071,564            --            --       1,146,564
      Issuance of common stock for services                  37,840       268,000            --         406,948
      Issuance of common stock for interest                      --            --            --         468,823
      Grant of stock options for services                 4,609,778       201,000       565,000       6,563,578
      Expenses paid by stockholder                               --            --            --           2,640
      Minority interest                                    (536,616)           --            --        (536,616)
  Changes in operating assets and liabilities:
    (Increase) decrease in advances receivable                   --            --        10,127              --
    (Increase) decrease in accounts receivable             (162,558)           --            --        (162,558)
    (Increase) decrease in due from related parties         156,858      (186,737)       (9,854)        (64,101)
    (Increase) decrease in prepaid expenses                 (55,607)      (22,411)       21,738        (147,203)
    (Increase) decrease in other current assets             (39,710)           --            --         (39,710)
    (Increase) decrease in security deposits                   (867)           --            --          (3,800)
    Increase (decrease) in accounts payable and
      accrued expenses                                      (14,742)      405,821       (89,158)        631,806
    Increase (decrease) in due to related parties            26,548            --        (9,401)        (16,948)
    Increase (decrease) in deferred revenues                295,833       225,000            --         520,833
                                                       ------------   -----------   -----------    ------------
Net cash used in operating activities                    (8,622,370)   (4,874,854)   (2,526,860)    (20,973,620)

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                                                                                  Period from
                                                                     Year Ended                    August 1,
                                                      ---------------------------------------   1968 (date of
                                                            February 28,                        inception) to,
                                                      ------------------------   February 29,    February 28,
                                                          2006         2005           2004           2006
                                                      -----------   ----------   ------------   --------------
                                                       (Restated)                                 (Restated)
Cash flows used for investing activities:
  Purchases of property and equipment                     (70,521)     (39,302)      (21,625)       (235,210)
  Sales of marketable securities                               --    1,150,000       302,000       2,369,270
  Purchase of investment                                       --     (100,000)           --        (100,000)
  Acquisition costs of intangible assets                 (466,583)          --            --        (466,583)
  Cash paid for investment in Myotech,
    net of cash received of $19,408                      (280,594)          --            --        (280,594)
  Cash paid for acquisition of Biophan Europe,
    net of cash received of $107,956                           --     (258,874)           --        (258,874)
  Purchases of marketable securities                           --           --    (1,150,000)     (2,436,218)
                                                      -----------   ----------   -----------     -----------
Net cash provided by (used in) investing activities      (817,698)     751,824      (869,625)     (1,408,209)

Cash flows provided by financing activities:
  Proceeds of bridge loans                                     --           --            --         986,500
  Loan from stockholder                                        --           --            --         143,570
  Line of credit borrowing from related party           4,300,000           --       250,950       4,850,950
  Line of credit payments                                (500,000)          --       (72,500)       (572,500)
  Notes payable                                          (184,114)          --            --        (184,114)
  Proceeds from sales of capital stock                  6,050,000    2,850,000     3,252,200      16,263,849
  Exercise of options                                     182,541       34,900       427,847         645,288
  Exercise of warrants                                     20,707      788,900       332,844       1,142,451
  Swing profits                                           295,362      400,725            --         696,087
  Deferred equity placement costs                              --      (22,107)      (19,891)       (112,536)
                                                      -----------   ----------   -----------     -----------
Net cash provided by financing activities              10,164,496    4,052,418     4,171,450      23,859,545
                                                      -----------   ----------   -----------     -----------
Net increase (decrease) in cash and equivalents           724,428      (70,612)      774,965       1,477,716
Cash and equivalents, beginning                           753,288      823,900        48,935              --
                                                      -----------   ----------   -----------     -----------
Cash and equivalents, ending                          $ 1,477,716   $  753,288   $   823,900     $ 1,477,716
                                                      ===========   ==========   ===========     ===========
Supplemental schedule of cash paid for:
    Interest                                          $     9,800   $       --   $        --     $     9,800
                                                      ===========   ==========   ===========     ===========

Continued on next page

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                                                                                          Period from
                                                                               Year Ended                  August 1,
                                                               --------------------------------------    1968 (date of
                                                                     February 28,                       inception) to,
                                                               -----------------------   February 29,    February 28,
                                                                  2006         2005        2004              2006
                                                               ----------   ----------   ------------   --------------
                                                               (Restated)                                 (Restated)
Supplemental schedule of non-cash investing and
  financing activities:
  Allocation of proceeds from line of credit - related party
    to beneficial conversion feature and warrants              $2,395,485   $       --     $     --       $ 2,395,485
                                                               ==========   ==========     ========       ===========
  Issuance of common stock upon conversion
    of  LOC loans                                              $1,000,000   $       --     $978,450       $ 1,978,450
                                                               ==========   ==========     ========       ===========
  Issuance of common stock for the acquisition of
    A 35% interest in Myotech, LLC                             $8,467,698   $       --     $     --       $ 8,467,698
                                                               ==========   ==========     ========       ===========
  Issuance of common stock in satisfaction
    of accounts payable                                        $  134,000   $       --     $     --       $   134,000
                                                               ==========   ==========     ========       ===========
  Common stock issued for subscription receivable              $       --   $1,050,000     $     --       $ 1,050,000
                                                               ==========   ==========     ========       ===========
  Liabilities assumed in conjunction with acquisition of
    51% interest in Biophan Europe and certain
    intellectual property rights:
      Fair value of assets acquired                                         $1,105,714
      Cash paid                                                               (366,830)
      Promissory note issued                                                  (200,000)
      Restricted stock issued                                                 (134,000)
      Payables incurred                                                       (226,500)
                                                                            ----------
        Liabilities assumed                                    $       --   $  178,384     $     --       $   178,384
                                                               ==========   ==========     ========       ===========
  Issuance of common stock upon conversion
    of bridge loans                                            $       --   $       --     $155,568       $ 1,142,068
                                                               ==========   ==========     ========       ===========
  Acquisition of intellectual property                         $       --   $       --     $     --       $   425,000
                                                               ==========   ==========     ========       ===========
  Intellectual property acquired through issuance of
    capital stock and assumption of related party payable      $       --   $       --     $     --       $   175,000
                                                               ==========   ==========     ========       ===========

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

FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities, requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise (See Note 7).

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

PRINCIPAL BUSINESS ACTIVITIES

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing technologies for improving MRI contrast agents; for improved drug elution and drug delivery systems, including an MRI safe and image compatible ceramic motor; a system for generating power for implantable devices from body heat, and a series of implantable devices including an MRI-visible vena cava filter. Further, in connection with our investment in Myotech, LLC, we are developing a cardiac assist device that is totally non-blood contacting, and offers other important features including the ability to be installed in less than three minutes, the ability to be easily removed if the heart recovers and no longer requires support, and the ability to be used as a drug delivery device to provide direct access to the heart.

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

                                        Year ended February 28,     Year Ended
                                      --------------------------   February 29,
                                          2006           2005          2004
                                      ------------   -----------   ------------
Net loss - as reported(restated)      $(14,484,384)  $(5,793,547)   $(3,718,570)
Add: Stock-based employee
  compensation expense included
  in reported net loss, net of
  related tax effects                    4,384,530       201,000        118,000
Deduct: Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects            (6,520,862)     (342,000)      (241,000)
                                      ------------   -----------    -----------
Net loss - pro forma(restated)         (16,620,716)   (5,934,547)    (3,841,570)
                                      ============   ===========    ===========
Basic and diluted loss
  per share - as reported(restated)   $      (0.19)  $     (0.08)   $     (0.08)
                                      ============   ===========    ===========
Basic and diluted loss
  per share - pro forma (restated)    $      (0.22)  $     (0.09)   $     (0.09)
                                      ============   ===========    ===========

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No.
25. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. Per APB No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In addition, the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. Under the effective date provisions, the Company is required to implement SFAS No. 123R as of the first fiscal year after June 15, 2005, which would be March 1, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption will have a material impact on the consolidated results of operations and earnings per share similar to the current pro forma disclosures under SFAS No. 123, as per above.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS (CONTINUED)

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

The following summarized pro forma consolidated statement of operations (unaudited) for the year ended February 28, 2005, assumes the acquisition of aMRIs as if it had occurred on March 1, 2004:

Operating expenses:
  Research and development                $ 2,737,038
  General and administrative                3,505,300
                                          -----------
                                            6,242,338
                                          -----------
Operating loss                             (6,242,338)
Other income                                  246,745
                                          -----------
Net loss                                  $(5,995,593)
                                          ===========
Loss per common share-basic and diluted   $     (0.09)
                                          ===========
Weighted average shares outstanding        69,263,893
                                          ===========

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PREPAID EXPENSES:

Prepaid expenses consist of the following:

                                             February 28
                                         ------------------
                                           2006       2005
                                         --------  --------
Prepaid conference fees                  $ 29,400   $    --
Prepaid insurance                          33,403    23,071
Prepaid license fees - related company     15,000        --
Prepaid legal fees                         30,000    20,000
Prepaid supplies                               --    18,125
Prepaid royalties - related company        35,000    25,000
Other                                       4,400     5,400
                                         --------   -------
                                         $147,203   $91,596
                                         ========   =======

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                             February 28,
                                         --------------------
                                            2006       2005
                                         ---------   --------
Furniture and Equipment                  $ 123,664   $ 66,346
Computers                                   85,843     45,206
Internet Website                            54,159     54,159
                                         ---------   --------
                                           263,666    165,711
Less accumulated depreciation             (137,325)   (92,193)
                                         ---------   --------
                                         $ 126,341   $ 73,518
                                         =========   ========

Depreciation expense for the years ended February 28, 2006, 2005 and February 29, 2004 amounted to $47,241, $28,020, and $23,643, respectively. Depreciation expense for the period from August 1, 1968 (date of inception) to February 28, 2006 was $139,434.

5. INTANGIBLE ASSETS:

Certain intellectual property rights were acquired on December 1, 2000 in connection with the merger that established the Company in its present form. Additional intangible assets were acquired on February 24, 2005 in connection with the acquisition of Biophan-Europe and on November 30, 2005 in connection with the investment in Myotech, LLC. Such rights encompass the utilization of new proprietary technology to prevent implantable cardiac pacemakers and other critical and life-sustaining medical devices from being affected by MRI and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference and the development of a cardiac assist device. These assets are amortized over the estimated 17 to 18 year economic lives of the underlying patents and core technology. Estimated amortization expense for the next five years is as follows:

Fiscal year ending February,     Amount
----------------------------   ----------
2007                           $1,458,042
2008                            1,458,042
2009                            1,458,042
2010                            1,458,042
2011                            1,458,042

Amortization expense for the year ended February 28, 2006 was $405,441. There was no amortization of intangible assets in previous years.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT:

The investment in New Scale Technologies, Inc. represents a 10% investment in the it's common stock, a non-public company, stated at cost.

7. INVESTMENT IN MYOTECH, LLC AND RESTATEMENT OF FINANCIAL STATEMENTS:

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

As of February 28, 2006, Biophan has provided $1,185,000 of additional funding for 431,946 newly issued Class A units of Myotech, increasing our ownership interest to 38%, and has provided a further amount of funding since February 28, 2006 of $305,000.

This investment was previously accounted for using the equity method. However, the Company has re-evaluated its investment in Myotech and has determined that Myotech is a variable interest entity in accordance with FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. The Company has further concluded that it is the primary beneficiary as defined by FIN-46R and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company have been restated to include the accounts of Myotech, LLC. The principal impact of this consolidation is an increase in assets due to the recording of the value of intangible assets acquired of $24,795,968, based on an independent appraisal, over the amount of the investment, and an increase in the amount of the minority interest representing outside interests in the equity of Myotech. Aggregate changes were as follows as of and for the year ended February 28, 2006:

                              As Previously      Adjustment
                                 Reported     Increase (Decrease)  As Restated
                               ------------      ------------      ------------

Intangible assets, net         $    943,165      $ 24,911,685      $ 25,854,850

Investment in Myotech, LLC       11,767,062       (11,767,062)              -0-

Other assets                      2,053,228            59,988         2,113,216
                               ------------      ------------      ------------
                               $ 14,763,455      $ 13,204,611      $ 27,968,066
                               ============      ============      ============


Liabilities                    $  3,105,986      $    125,172      $  3,231,158

Minority interest                    69,543        15,119,566        15,189,109

Capital Stock                       409,026               -0-           409,026
Additional paid-in capital       42,979,203         6,596,926        49,576,129
Treasury stock                           --        (8,467,698)       (8,467,698)
Accumulated deficit             (31,800,303)         (169,355)      (31,969,658)
                               ------------      ------------      ------------
                               $ 14,763,455      $ 13,204,611      $ 27,968,066
                               ============      ============      ============

Operating Loss                 $(13,276,820)     $   (959,347)     $(14,236,167)
                               ============      ============      ============
Net Loss                       $(14,315,029)     $   (169,355)     $(14,484,384)
                               ============      ============      ============

The following is selected financial data for Myotech, LLC:

                                             February 28, 2006
                                             -----------------
Current assets                                  $    59,608
Intangible assets, net of amortization           24,451,580
Other assets                                         37,156
                                                -----------
                                                $24,548,344
                                                ===========
Current liabilities                             $   161,948
Equity                                           24,386,396
                                                -----------
                                                $24,548,344
                                                ===========

                                              Three Months
                                             Ended February
                                                28, 2006
                                             --------------
Net loss from operations                       $(992,026)
                                               =========

8. LINE OF CREDIT AGREEMENT:

On January 24, 2006, we entered into a Line of Credit Agreement (the "Line of Credit Agreement") with Biomed, a related party, pursuant to which Biomed has committed to make advances to us, in an aggregate amount of up to $5,000,000. Under the Line of Credit Agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days' prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. We are obligated to utilize the entire credit facility. The Company recorded a discount on the borrowings of $2,300,000 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount is being amortized as additional interest expense over the term of the note. During the quarter ended February 28, 2006 amortization of the discount on the note resulted in a non-cash interest expense of $113,404. In connection with the establishment of the credit facility under the Line of Credit Agreement, on January 24, 2006 we issued to Biomed a Stock Purchase Warrant (the "Warrant") entitling Biomed to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. Biomed's purchase rights under the Warrant expire on January 23, 2011. The balance of borrowings on the line was $2,300,000 at February 28, 2006 and $3,450,000 at May 12, 2006. The fair value is not readily determinable as there is a limited market for such related party debt.

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

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                      February 28,
                                -----------------------
                                   2006         2005
                                ----------   ----------
Accounts payable                $  793,873   $  649,146
Bonuses - Biophan-Europe           150,000           --
Accrued payroll and related
  expenses                          76,977       46,738
License fees                        70,000           --
Interest payable                    34,112           --
Other                               66,850       87,059
Acquisition fees                        --      254,160
                                ----------   ----------
                                $1,191,812   $1,037,103
                                ==========   ==========

10. NOTE PAYABLE:

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

11. STOCKHOLDERS' EQUITY:

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

On November 30, 2005, the Company issued 4,923,080 shares of common stock, valued at $8,467,698 for the acquisition of a 35% minority ownership in Myotech, LLC. Under EITF 98-2, Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of its Parent Company, these shares are accounted for as treasury stock.

On December 6, 2005, in connection with the acquisition of Biophan Europe (see
Note 2), 100,000 shares of restricted stock, valued at $134,000, were issued in satisfaction of accounts payable in the accompanying consolidated balance sheet.

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

12. RESEARCH AND DEVELOPMENT COSTS:

Expenditures for research activities relating to intellectual property development and improvement are charged to expense as incurred. Such expenditures amounted to $6,829,142, $2,629,980 and $1,240,439 for the years ended February 28, 2006 and 2005, and February 29, 2004, respectively.

13. COMMITMENTS:

Lease Obligation

The Company is obligated under operating leases for office space expiring through January 30, 2008. The Company may terminate the leases upon ninety days prior written notice to the landlord. Following are the minimum future payments under these leases for the years ending February 28:

2007        $161,038
2008          98,672
            --------
            $259,710
            ========

Rent expense, net of subrentals, charged to operations under these operating lease aggregated $70,775, $58,546 and $57,899 for the years ended February 28, 2006, 2005 and February 29, 2004, respectively. Rent expense, net of subrentals, charged to operations for the period from August 1, 1968 (Date of Inception) to February 28, 2005 was $255,465.

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

14. RELATED PARTY TRANSACTIONS:

The Company has affiliations with three entities, Biomed, Technology Innovations, and Myotech (through November 30, 2005) that are related by virtue of common senior management personnel and stock ownership. During the years ended February 28, 2006, 2005 and February 29, 2004, the Company charged Biomed and Myotech (through November 30, 2005) for services of certain Company personnel. The total of these charges was $156,647, $161,014 and $85,584, respectively. The Company also charges Biomed, TI and Myotech (through November 30, 2005) for expenses allocable to and paid on their behalf. During the year ended February 28, 2006, 2005 and February 29, 2004 expenses paid by the Company on their behalf was approximately $647,000, $240,000 and $120,000, respectively. At February 28, 2006, the combined balances due from these related parties was $9,387. The amounts do not bear interest and the Company received payment within forty-five days.

During the year ended February 28, 2006, 2005 and February 29, 2004, the Company was billed $93,000, $9,000 and $4,500, respectively for legal services provided by Bramson & Pressman of which Robert S. Bramson, a director of the Company, is a partner.

Steven Katz & Associates, Inc. of which Steven Katz, a director of the Company is an owner, billed the Company $121,500 during the year ended February 28, 2006 for consulting services. No services were billed in preceding years.

Wood & Company, CPA, PC, of which Robert J. Wood, the Company's former CFO is the owner, billed the Company $9,800 for services rendered during the year ended February 28, 2006. No services were billed in preceding years.

15. STOCK-BASED COMPENSATION PLAN:

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

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in stock options:

                                                       Weighted-
                                                        average
                                                        Exercise
                                            Options      Price
                                          ----------   ---------
Outstanding at February 28, 2003           2,489,995     $ .48
Granted                                    4,469,998       .17
Forfeited                                    (90,000)      .30
Exercised                                 (3,000,000)      .14
                                         -----------     -----
Outstanding at February 29, 2004           3,869,993       .39
Granted                                    4,149,859       .96
Forfeited                                         --        --
Exercised                                    (94,999)      .37
                                         -----------     -----
Outstanding at February 28, 2005           7,924,853       .69
Granted                                    1,968,331      1.88
Forfeited                                    (74,999)      .83
Exercised                                   (224,165)      .81
                                         -----------     -----
Outstanding at February 28, 2006           9,594,020     $ .95
                                         ===========     =====
Weighted-average fair value of options
  granted during the year ended:
  February 28, 2006                      $      1.54
  February 28, 2005                      $       .61
  February 29, 2004                      $       .16
                                         ===========

The following table summarizes information about stock options outstanding and exercisable at February 28, 2006:

                          Options Outstanding              Options Exercisable
                 -------------------------------------   ----------------------
                                 Weighted     Weighted
                                 Average      Average                  Weighted
                                Remaining    Remaining                  Average
   Range of         Number     Contractual    Exercise      Number     Exercise
Exercise Price   Outstanding       Life        Price     Exercisable     Price
--------------   -----------   -----------   ---------   -----------   --------
  $.10- $.43      2,175,000    6.32 years      $ .25      1,877,500      $ .26
  $.50-$1.04      5,032,497    7.22 years      $ .82      4,029,997      $ .81
 $1.18-$1.26        484,859    7.90 years      $1.21         79,859      $1.21
 $1.56-$2.97      1,901,664    9.43 years      $2.01        517,914      $1.90
                  ---------    ----------      -----      ---------      -----
  $.10-$2.97      9,594,020    7.49 years      $ .95      6,505,270      $ .74
                  =========    ==========      =====      =========      =====

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2006 and 2005, 235,982 and 1,740,148, shares of common stock were reserved for future issuance of stock options.

16. INCOME TAXES:

As of February 28, 2006, the Company had net operating loss carryforwards of approximately $14,080,000 for federal income tax purposes, which expire through 2025.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                          For the Years Ended
                                      ---------------------------
                                      February 28,   February 29,
                                      ------------   ------------
                                      2006    2005       2004
                                      ----    ----       ----
Tax benefit at U.S. statutory rates   (34%)   (34%)      (34%)
Increase in valuation allowance        34%     34%        34%
                                      ---      ---       ---
                                        0%      0%         0%
                                      ===      ===       ===

                                                           February 28,
                                                    -------------------------
                                                        2006          2005
                                                    -----------   -----------
Deferred tax asset is comprised of the following:
  Net operating loss carryforwards                  $ 7,400,000   $ 4,627,000
  Write-down of intellectual property rights            160,000       160,000
                                                    -----------   -----------
  Total deferred tax asset                            7,560,000     4,787,000
  Valuation allowance                               $(7,560,000)  $(4,787,000)
                                                    ===========   ===========

17. CONTINGENCIES:

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

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Year Ended February 28, 2006
                                            -----------------------------------------------------
Quarter ended:                                 May 31      August 31    November 30   February 28
                                            -----------   -----------   -----------   -----------
                                                                                       (Restated)
Revenues                                    $        --   $    62,500   $   466,935   $   515,426
Research and development expenses             1,599,742     2,291,762     1,212,239     1,725,399
General and administrative expenses           1,895,984     3,123,641     1,548,299     1,883,962
Other income (expense)                           85,887      (670,575)      (81,098)      417,569
                                            -----------   -----------   -----------   -----------
Net loss                                    $(3,409,839)  $(6,023,478)  $(2,374,701)  $(2,676,366)
                                            ===========   ===========   ===========   ===========

Loss per common share - basic and diluted   $      (.05)  $      (.08)  $      (.03)  $      (.03)
Weighted average shares outstanding          74,417,378    75,129,518    76,760,163    76,874,030

                                                         Year Ended February 28, 2005
                                            -----------------------------------------------------
Quarter ended:                                 May 31      August 31    November 30   February 28
                                            -----------   -----------   -----------   -----------
Revenues                                    $        --   $        --   $        --   $        --
Research and development expenses               560,919       573,846       685,469       809,746
General and administrative expenses             433,767       776,804     1,055,312     1,071,302
Other income (expense)                           42,661        48,445        36,089        46,423
                                            -----------   -----------   -----------   -----------
Net loss                                    $  (952,025)  $(1,302,205)  $(1,704,692)  $(1,834,625)
                                            ===========   ===========   ===========   ===========

Loss per common share - basic and diluted   $      (.01)  $      (.02)  $      (.02)  $      (.03)
Weighted average shares outstanding          66,419,732    67,665,026    70,029,872    73,031,165

19. VALUATION AND QUALIFYING ACCOUNTS

                                                    Years ended February 28, 2006, 2005 and 2004
                                          ----------------------------------------------------------------
                                              Balance at      Additions charged                 Balance at
Description                               beginning of year     to expense (*)    Deductions   end of year
-----------                               -----------------   -----------------   ----------   -----------
Year ended February 28, 2006:
Valuation allowance- deferred tax asset       $4,787,000          $2,773,000         $-0-       $7,560,000
Year ended February 28, 2005:
Valuation allowance-deferred tax asset        $2,926,000          $1,861,000         $-0-       $4,787,000
Year ended February 29, 2004:
Valuation allowance-deferred tax asset        $2,120,000          $  806,000         $-0-       $2,926,000

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

The Company has re-evaluated its investment in Myotech and has determined that Myotech is a variable interest entity in accordance with FIN-46R. The Company has further concluded that it is the primary beneficiary as defined by FIN-46R and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company included in this Annual Report on Form 10-K, have been restated to include the accounts of Myotech, LLC.

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

In connection with this amended Form 10-K, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as currently in effect and as a result of the remedial actions discussed above, have concluded that as of this date our disclosure controls and procedures are effective.

(d) Management's Annual Report on Internal Control Over Financial Reporting (as restated)

The management of Biophan Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2005, February28, 2006, May 31, 2006 and August 31, 2006, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our Quarterly Report on Form 10-Q for the period ended November 30, 2005 (filed on January 17, 2006 ), in our Annual Report on Form 10-K for the year ended February 28, 2006 (originally filed on May 15, 2006 and amended on June 6,
2006) and in our Quarterly Reports on Form 10-Q for the periods ended May 31, 2006 (filed on July 10, 2006) and, August 31, 2006 (filed on October 13, 2006) management concluded that our internal control over financial reporting was effective as of the end of the periods covered by such reports. Subsequently, management identified a material weakness in internal control over financial reporting with respect to accounting for the investment in Myotech, LLC on November 30, 2005.

This material weakness resulted in this amendment to our Annual Report on Form 10-K for the year ended February 28, 2006 in order to restate the financial statements for the year ended February 28, 2006 and to restate financial information for the quarters ended November 30, 2005, May 31, 2006 and August 31, 2006.

Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of February 28, 2006, or for the quarterly periods ended November 30, 2005, May 31, 2006 and August 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Biophan Technologies, Inc.

We have audited management's restated assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (as restated), that Biophan Technologies, Inc. did not maintain effective internal control over financial reporting as of February 28, 2006, because of the effect of the material weakness identified in management's restated assessment, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Biophan Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's restated assessment:

      The Company restated its financial statements as of February 28, 2006 to consolidate its investment in Myotech, LLC, following the provisions of FASB Interpretation 46(R). The restatement is an indicator of a material weakness in the Company's accounting for its investment in Myotech, LLC.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements (restated), and this report does not affect our report dated April 26, 2006, except for Note 8 as to which the date is May 12, 2006 and Note 7 as to which the date is January 23, 2007 on those financial statements.

In our opinion, management's restated assessment that Biophan Technologies, Inc. did not maintain effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria Biophan Technologies, Inc. has not maintained effective internal control over financial reporting as of February 28, 2006 based on criteria established in Internal Controls - Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management's statement referring to their remediation plans for addressing identified deficiencies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biophan Technologies, Inc. as of February 28, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2006 and the amounts in the cumulative column in the consolidated statement of operations, stockholders' equity and cash flows for the period March 1, 2000 to February 28, 2006 and our report dated April 26, 2006, except for Note 8 as to which the date is May 12, 2006 and Note 7 as to which the date is January 23, 2007 expressed an unqualified opinion thereon.


                              /s/ GOLDSTEIN GOLUB KESSLER LLP
                              New York, New York
                              April 26, 2006 except for the second, third and fourth paragraph of Management's Annual Report on Internal Control over Financial Reporting (as restated), as to which the date is
                              January 23, 2007.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of Biophan at May 15, 2006 are as follows:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to our named executive officers during each of the last three fiscal years:

                                                     Securities
                                                     Underlying
Name and Principal Position      Year     Salary    options/SARs
---------------------------    -------   --------   ------------
Michael L. Weiner, CEO         2/28/06   $237,115           -0-
Michael L. Weiner, CEO         2/28/05   $198,269     1,000,000
Michael L. Weiner, CEO         2/29/04   $175,000       300,000
Robert J. Wood, CFO (1)        2/28/06   $160,817        25,000
Robert J. Wood, CFO            2/28/05   $134,654       400,000
Robert J. Wood, CFO            2/29/04   $129,000       125,000
Darryl L. Canfield, CFO (2)    2/28/06   $ 50,192       600,000
Stuart G. MacDonald,
Vice-President-Research        2/28/06   $175,384        25,000
Stuart G. MacDonald,
Vice-President-Research        2/28/05   $149,711       425,000
Stuart G. MacDonald,
Vice-President-Research        2/29/04   $153,846       200,000
Jeffrey L. Helfer,
Vice-President-Engineering     2/28/06   $176,153        25,000
Jeffrey L. Helfer,
Vice-President-Engineering     2/28/05   $149,711       425,000
Jeffrey L. Helfer,
Vice-President-Engineering     2/29/04   $153,846       200,000
John F. Lanzafame,
Vice-President-Business
Development                    2/28/06   $159,039       575,000
John F. Lanzafame,
COO, Vice-President-Business
Development (3)                2/28/05   $ 53,308       250,000

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

The following table summarizes information concerning stock options granted to the named executive officers during the last completed fiscal year ended February 28, 2006:

                                      Percent of
                        Number of        total
                       securities    options/SARs     Exercise
                       underlying     granted to       or base
                      options/SARs   employees in       price        Expiration
        Name           granted (#)    fiscal year      ($/Sh)           date
-------------------   ------------   ------------   ------------   --------------
Michael L. Weiner            -0-          -0-                -0-              -0-
Robert J. Wood            25,000         1.47%             $2.60          5/27/15
Darryl L. Canfield       600,000        35.40%             $1.87          11/9/15
Stuart G. MacDonald       25,000         1.47%              $.97          5/27/15
Jeffrey L. Helfer         25,000         1.47%              $.97          5/27/15
John F. Lanzafame        575,000        33.92%      $1.56 -$1.80   3/10/15-1/6/16

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
Michael L. Weiner       None        --      1,525,000/275,000   $2,501,000/$451,000
Robert J. Wood          None        --        528,750/171,250   $  826,150/$280,850
Darryl L. Canfield      None        --        100,000/500,000   $              0/$0
Stuart G. MacDonald     None        --        715,000/135,000   $1,131,600/$221,400
Jeffrey L. Helfer       None        --        715,000/135,000   $1,131,600/$221,400
John F. Lanzafame       None        --        725,000/315,000   $  516,600/$221,400

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

     Name and Address of                     Number of Shares       Percent of Class
       Beneficial Owner         Notes   Beneficially Owned (1)(2)          (2)
-----------------------------   -----   -------------------------   ----------------
+Guenter H. Jaensch
16065 Bristol Isle Way
Delray Beach, FL 33446            (3)            1,027,500                1.25%

+Michael L. Weiner
693 Summit Drive
Webster, NY 14580                 (4)            7,426,136                8.73%

+Robert S. Bramson
1100 East Hector Street
Suite 410
Consohocken, PA 19428             (5)              257,500                    *

+Ross B. Kenzie
Cyclorama Bldg. Suite 100
369 Franklin Street
Buffalo, NY 14202                 (6)              257,500                    *

+Steven Katz
20 Rebel Run Drive
East Brunswick, NJ 08816          (7)              257,500                    *

+Michael Friebe
Paul-Schuerholz-Str. 7
D-45657 Recklinhausen             (8)              324,125                    *
Germany

+Theodore A. Greenberg
530 F Grand Street
New York, NY 10002                                       0                    *

Stuart G. MacDonald
4663 East Lake Road
Pultneyville, NY 14538            (9)              805,000                    *

Jeffrey H. Helfer
4 Highland Green
Victor, NY 14564                 (10)              845,700                1.02%

John F.
Lanzafame
10 Alameda Drive
Fairport, NY
14450                            (11)              315,000                    *

Darryl L. Canfield
32 Merryhill Lane
Pittsford, NY 14534              (12)              200,000                    *

Technology Innovations,  LLC
150 Lucius Gordon Drive
Suite 215
West Henrietta, NY  14586        (13)            3,312,786                3.97%

Biomed Solutions, LLC
150 Lucius Gordon Drive
Suite 215
West Henrietta, NY  14586        (14)            3,012,142                3.61%

Myotech, LLC
150 Lucius Gordon Drive
Suite 218
West Henrietta, NY 14586                         4,923,080                6.02%

All Officers and Directors as
a group (10 persons)                            11,715,961               13.16%

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                             Number of securities
                                                                                           remaining available for
                                 Number of securities to be   Weighted average exercise     future issuance under
                                   issued upon exercise of       price of outstanding     equity compensation plans
                                    outstanding options,        options, warrants and       (excluding securities
                                     warrants and rights                rights             reflected in column (a))
         Plan Category                       (a)                         (b)                         (c)
------------------------------   --------------------------   -------------------------   -------------------------
Equity compensation plans
  approved by security holders             9,594,020                     $.69                     1,980,148
Equity compensation plans not
  approved by security holders                   -0-                      -0-                           -0-
                                           ---------                     ----                     ---------
Total                                      9,594,020                     $.69                     1,980,148
                                           ---------                     ----                     ---------

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

  10.25       Assignment of Patent No: 10,077,823, by and           Incorporated by reference to Exhibit
              between Biophan and Patrick R. Connelly, Michael      10.32 to Amendment No. 2 to
              L. Weiner, Jeffrey L. Helfer, Stuart G.               Registration Statement on Form SB-2/A
              MacDonald, and Victor Miller                          filed on May 1, 2003 (File No.
                                                                    333-102526).

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

                                        Dated: January 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                        Date
        ---------                         -----                        ----


/s/ Michael L. Weiner       President, CEO and Director         January 24, 2007
-------------------------   (Principal Executive Officer)
Michael L. Weiner


/s/ Darryl L. Canfield      Vice President, Secretary,          January 24, 2007
-------------------------   Treasurer and CFO
Darryl L. Canfield          (Principal Financial Officer
                            and Principal Accounting Officer)


/s/ Guenter H. Jaensch      Chairman                            January 24, 2007
-------------------------
Guenter H. Jaensch


/s/ Steven Katz             Director                            January 24, 2007
-------------------------
Steven Katz


/s/ Theodore A. Greenberg   Director                            January 24, 2007
-------------------------
Theodore A. Greenberg


/s/ Stan Yakatan            Director                            January 24, 2007
------------------------
Stan Yakatan