Form 10-Q/A
period 2006-05-31
BIOPHAN TECHNOLOGIES INC
filed 2007-01-24
CIK 1084000

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

                           Commission File No. 0-26057

                           BIOPHAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                       82-0507874
-------------------------------             ------------------------------------
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

EXPLANATORY NOTE

We are filing this Amendment #1 to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2006 for the following purposes:

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

            We have determined that Myotech is a variable interest entity in accordance with FIN-46R.and have concluded that we are the primary beneficiary as defined by FIN-46R . As a result, we are required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements included in this amended Quarterly Report on Form 10-Q have been restated to include the accounts of Myotech.

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

                                      INDEX

                                                                                      Page
                                                                                     Number
                          Part I: Financial Information

ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets, May 31, 2006 (Unaudited) and
   February 28, 2006                                                                   1

   Condensed Consolidated Statements of Operations, Three Months Ended May 31,
   2006 and 2005 (Unaudited), and from August 1, 1968 (Date of Inception)
   through May 31, 2006 (Unaudited)                                                    2

   Condensed Consolidated Statements of Cash Flows, Three Months Ended May 31,
   2006 and 2005 (Unaudited) and from August 1, 1968 (Date of Inception)
   through May 31, 2006 (Unaudited)                                                    3

   Notes to Condensed Consolidated Financial Statements                                6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                 11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                    15

ITEM 4. Controls and Procedures                                                       16

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                             17

ITEM 1A. Risk Factors                                                                 17

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                   17

ITEM 3. Defaults Upon Senior Securities                                               17

ITEM 4. Submission of Matters to a Vote of Security Holders                           17

ITEM 5. Other Information                                                             18

ITEM 6. Exhibits                                                                      18

SIGNATURES                                                                            19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  May 31,        February 28,
                                                                   2006              2006
                                                                (Unaudited)
                                                                (Restated)        (Restated)
                                                               ------------      ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                 $    720,596      $  1,477,716
     Accounts receivable                                             76,510           170,058
     Stock subscription receivable                                1,700,000                --
     Due from related parties                                        36,660             4,801
     Prepaid expenses                                                95,474           147,203
     Other current assets                                            58,677            81,048
                                                               ------------      ------------
         Total current assets                                     2,687,917         1,880,826

Property and equipment, net                                         318,883           126,341

Other assets:
     Intangible assets, net of amortization:
       Myotech, LLC                                              24,107,192        24,451,580
       Other                                                      1,383,147         1.403,270
     Investment in New Scale Technologies, Inc.                     100,000           100,000
     Security deposit                                                 6,049             6,049
     Deferred tax asset, net of valuation allowance of
        $8,539,000 and $7,560,000, respectively                          --                --
                                                               ------------      ------------
                                                                 25,596,388        25,960,899
                                                               ------------      ------------
                                                               $ 28,603,188      $ 27,968,066
                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                        1,745,311         1,191,812
     Notes payable                                                   47,258            15,886
     Line of credit - related party, net of discount
        of $1,387,342 and $1,323,921, respectively                3,542,658         1,476,079
     Due to related parties                                          28,691            26,548
     Deferred revenues                                              270,833           520,833
                                                               ------------      ------------
        Total current liabilities                                 5,634,751         3,231,158


Minority interest                                                14,448,205        15,189,109

Stockholders' equity:
     Common stock $.005 par value:
        Authorized, 125,000,000 shares
        Issued, 82,809,199 and
           81,805,243 shares, respectively                          414,046           409,026
     Additional paid-in capital                                  52,426,986        49,576,129
                                                               ------------      ------------
                                                                 52,841,032        49,985,155
     Treasury stock, 4,923,080 shares                            (8,467,698)       (8,467,698)
                                                               ------------      ------------
                                                                 44,373,334        41,517,457
     Deficit accumulated during the
        development stage                                       (35,853,102)      (31,969,658)
                                                               ------------      ------------
                                                                  8,520,232         9,547,799
                                                               ------------      ------------
                                                               $ 28,603,188      $ 27,968,066
                                                               ============      ============

            See Notes to Condensed Consolidated Financial Statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        Period from
                                                                                       August 1, 1968
                                                          Three Months Ended             (date of
                                                    ------------------------------     inception) to
                                                    May 31, 2006      May 31, 2005      May 31, 2006
                                                     (Restated)                          (Restated)
                                                    ------------      ------------      ------------
Revenues:
    Development payments                            $         --      $         --      $    300,000
    License fees                                         250,000                --           729,166
    Consulting fees                                       94,922                --           435,617
                                                    ------------      ------------      ------------
                                                         344,922                --         1,464,783
Operating expenses:
    Research and development                           2,588,408         1,599,742        15,607,827
    General and administrative                         2,086,191         1,895,984        20,027,563
    Write-down of intellectual property rights                --                --           530,000
                                                    ------------      ------------      ------------
                                                       4,674,599         3,495,726        36,165,390
                                                    ------------      ------------      ------------

Operating loss                                        (4,329,677)       (3,495,726)      (34,700,607)

Other income(expense):
    Interest expense                                    (303,473)               --        (3,175,262)
    Interest income                                        6,343             2,749           135,491
    Other income                                          47,538            83,138           739,735
    Other expense                                             --                --           (65,086)
                                                    ------------      ------------      ------------
                                                        (249,592)           85,887        (2,365,122)
                                                    ------------      ------------      ------------
Loss from continuing operations before minority
  interest in net loss of Myotech, LLC                (4,579,269)               --       (37,065,729)

Minority interest in net loss of Myotech, LLC            695,825                --         1,301,984
                                                    ------------      ------------      ------------

Loss from continuing operations                       (3,883,444)       (3,409,839)      (35,763,745)

Loss from discontinued operations                             --                --           (89,357)
                                                    ------------      ------------      ------------
Net loss                                            $ (3,883,444)     $ (3,409,839)     $(35,853,102)
                                                    ============      ============      ============
Loss per common share - basic and diluted           $      (0.05)     $      (0.05)
                                                    ============      ============
Weighted average shares outstanding                   76,893,764        74,417,378
                                                    ============      ============

            See Notes to Condensed Consolidated Financial Statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Period from
                                                                          Three Months Ended           August 1, 1968
                                                                                May 31,                   (date of
                                                                    ------------------------------     inception) to
                                                                        2006              2005          May 31, 2006
                                                                      (Restated)                         (Restated)
                                                                    ------------      ------------      ------------
Cash flows used for operating activities:
    Net loss                                                        $ (3,883,444)     $ (3,409,839)     $(35,853,102)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization of intangible assets                                364,511            13,643           769,952
        Depreciation                                                       9,340             9,412           148,774
        Loss on disposal of equipment                                         --             1,505             1,505
        Realized and unrealized losses on marketable securities               --                --            66,948
        Accrued interest on note converted to common stock                    --                --            31,504
        Amortization of interest on convertible notes payable                 --                --         1,050,950
        Write-down of intellectual property rights                            --                --           530,000
        Amortization of discount on payable to related party             209,524                --         1,356,088
        Issuance of common stock for services                                 --                --           406,948
        Issuance of common stock for interest                                 --                --           468,823
        Grant of stock options for services                              580,954         1,462,082         7,144,532
        Expenses paid by stockholder                                          --                --             2,640
        Minority interest                                               (740,904)           76,493        (1,277,520)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                          93,548                --           (69,010)
      (Increase) decrease in due from related parties                    (31,859)           29,906           (95,960)
      (Increase) decrease in prepaid expenses                             51,729            15,839           (95,474)
      (Increase) decrease in other current assets                         22,371             5,910           (17,339)
      (Increase) decrease in security deposits                                --              (867)           (3,800)
      Increase (decrease) in accounts payable and
         accrued expenses                                                553,499            (5,045)        1,201,191
      Increase (decrease) in due to related parties                        2,143                --           (14,805)
      Increase (decrease) in deferred revenues                          (250,000)               --           270,833
                                                                    ------------      ------------      ------------
         Net cash used in operating activities                        (3,018,588)       (1,800,961)      (23,976,322)

Cash flows used for investing activities:
    Purchases of property and equipment                                 (201,882)          (23,255)         (437,092)
    Sales of marketable securities                                            --                --         2,369,270
    Purchase of investment                                                    --                --          (100,000)
    Acquisition costs of intangible assets                                    --                --          (466,583)
    Cash paid for investment in Myotech, net of
      cash received of $19,408                                                --                --          (280,594)
    Cash paid for acquisition of Biophan Europe,
      net of cash received of $107,956                                        --                --          (258,874)
    Purchases of marketable securities                                        --                --        (2,436,218)
                                                                    ------------      ------------      ------------
          Net cash provided by (used in) investing activities           (201,882)          (23,255)       (1,610,091)

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended            Period from
                                                                                 ------------------------------     August 1, 1968
                                                                                             May 31,                   (date of
                                                                                 ------------------------------      inception) to
                                                                                     2006              2005          May 31, 2006
                                                                                 ------------      ------------      ------------
Cash flows provided by financing activities:
    Proceeds of bridge loans                                                               --                --           986,500
    Loan from stockholder                                                                  --                --           143,570
    Line of credit borrowing from related party, net of
      discount                                                                      3,630,000                --         8,480,950
    Line of credit payments                                                        (1,500,000)               --        (2,072,500)
    Notes payable                                                                      31,372                --          (168,628)
    Proceeds from sales of common stock                                               300,000           900,000        16,563,849
    Exercise of options                                                                 1,978           112,541           647,266
    Exercise of warrants                                                                   --                --         1,142,451
    Swing profits                                                                          --           295,362           696,087
    Deferred equity placement costs                                                        --                --          (112,536)
                                                                                 ------------      ------------      ------------
                                   Net cash provided by financing activities        2,463,350         1,307,903        26,307,009
                                                                                 ------------      ------------      ------------
Net increase(decrease) in cash and cash equivalents                                  (757,120)         (516,313)          720,596

Cash and cash equivalents, beginning                                                1,477,716           753,288                --
                                                                                 ------------      ------------      ------------
Cash and cash equivalents, ending                                                $    720,596      $    236,975      $    720,596
                                                                                 ============      ============      ============
Supplemental schedule for cash paid for:
     Interest                                                                    $     30,000      $         --      $     39,800
                                                                                 ============      ============      ============
Supplemental schedule of non cash investing and financing activities:

    Allocation of proceeds from line of credit - related party
      to beneficial conversion feature and warrants                              $    272,945      $         --      $  2,668,430
                                                                                 ============      ============      ============
    Common stock issued for subscription receivable                              $  1,700,000      $         --      $  2,750,000
                                                                                 ============      ============      ============
    Issuance of common stock upon conversion
      of line of credit loans                                                    $         --      $         --      $  1,978,450
                                                                                 ============      ============      ============
    Issuance of common stock for the acquisition of
      a 35% interest in Myotech, LLC                                             $         --      $         --      $  8,467,698
                                                                                 ============      ============      ============
    Issuance of common stock in satisfaction of
       accounts payable                                                          $         --      $         --      $    134,000
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

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing technologies for improving MRI contrast agents; for improved drug elution and drug delivery systems, including an MRI safe and image compatible ceramic motor; a system for generating power for implantable devices from body heat, and a series of implantable devices including an MRI-visible vascular implants such as a vena cave filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of he heart. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX). The Company is also an owner of a substantial minority interest, with rights to take a majority interest, in Myotech, (accounted for as a variable interest entity) developers of the MYO-VAD, a cardiac assist device that does not contact circulating blood and utilizes technology that has the potential to become a standard of care in the device market for treating multiple types of acute and chronic heart failure including congestive heart failure and sudden cardiac arrest.

ACCOUNTING FOR STOCK- BASED COMPENSATION

The Company has a single stock-based compensation plan, entitled Biophan Technologies, Inc. 2001 Stock Option Plan (the "Plan") which is stockholder approved. The Plan provides for the granting of incentive and non-qualified stock options and restricted stock to selected employees, the granting of non-qualified options and restricted stock to selected consultants, directors, and advisory board members. The Option Plan is administered by the Compensation Committee of the Board and authorizes the grant of options or restricted stock awards for 13,000,000 shares. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Option Plan. Non-employee directors also receive periodic option grants pursuant to the automatic grant program in effect for them under the Plan. The Company's Board of Directors has adopted a new 2006 Incentive Stock Plan, subject to stockholder approval. If approved at the Annual Meeting of Stockholders on July 18, 2006, the new plan would authorize 7,500,000 shares for issuance pursuant to various types of stock-based awards.Effective March 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants to employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method) and adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, employee compensation expense was recognized only to the extent that the fair value of our common stock on the date of grant exceeded the stock option exercise price.

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

At May 31, 2006, there was $1,580,163 of unrecognized compensation cost related to stock-based payments which is expected to be recognized over a weighted-average period of 1.65 years.The following table represents stock option activity for the three months ended May 31, 2006:

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

During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 431,946 newly issued Class A units of Myotech.

During the three month period ended May 31, 2006, Biophan has provided $675,000 of additional funding toward the cash consideration of $2.225 million cited above, for 246,045 newly issued Class A units of Myotech, which increased our ownership to 39.4.%. Biophan has also provided an additional amount of funding since May 31, 2006 of $250,000.

This investment was previously accounted for using the equity method. However, the Company has re-evaluated its investment in Myotech and has determined that Myotech is a variable interest entity in accordance with FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. The Company has further concluded that it is the primary beneficiary as defined by FIN-46R and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company have been restated to include the accounts of Myotech, LLC. The principal impact of this consolidation is an increase in assets due to the recording of the value of intangible assets acquired of $24,795,968, based on an independent appraisal, over the amount of the investment, and an increase in the amount of the minority interest representing outside interests in the equity of Myotech. Aggregate changes were as follows as of and for the three month period ended May 31, 2006:

                                                   As Previously          Adjustments
                                                      Reported        Increase (Decrease)      As Restated
                                                    ------------         ------------         ------------
      Intangible assets, net                        $    929,522         $ 24,560,817         $ 25,490,339
      Investment in Myotech, LLC                      12,106,730          (12,106,730)                 -0-
      Other assets                                     2,982,772              130,077            3,112,849
                                                    ------------         ------------         ------------
                                                    $ 16,019,024         $ 12,584,164         $ 28,603,188
                                                    ============         ============         ============

      Liabilities                                   $  5,199,034         $    435,717         $  5,634,751

      Minority interest                                   24,464           14,423,741           14,448,205

      Capital stock                                      414,046                  -0-              414,046
      Additional paid-in capital                      45,830,060            6,596,926           52,426,986
      Treasury stock                                         -0-           (8,467,698)          (8,467,698)
      Accumulated deficit                            (35,448,580)            (404,522)         (35,853,102)
                                                    ------------         ------------         ------------
                                                    $ 16,019,024         $ 12,584,164         $ 28,603,188
                                                    ============         ============         ============

      Operating loss-three months ended 5/31/06      $(3,128,438)        $ (1,201,239)        $ (4,329,677)
                                                    ============         ============         ============
      Net loss- three months ended 5/31/06          $ (3,648,277)        $   (235,167)        $ (3,883,444)
                                                    ============         ============         ============

The $1.20 million increase in the operating loss for the three month period ended May 31, 2006 is primarily due to additional research and development charges of approximately $1.05 million, which includes $0.35 million of amortization of intangible assets.

The following is selected financial data for Myotech, LLC:

                                                                May 31, 2006
                                                             ------------------
                                Total current assets         $           23,167
                                Intangible assets,net                24,107,192
                                Other assets                            218,925
                                                             ------------------
                                Total assets                 $       24,349,284
                                                             ==================
                                Current liabilities          $          547,732
                                Equity                               23,801,552
                                                             ------------------
                                                             $       24,349,284
                                                             ==================

                                                                Three Months
                                                             Ended May 31, 2006
                                                             ------------------
                                Net loss from operations     $       (1,259,843)
                                                             ==================

LINE OF CREDIT AGREEMENT:

On January 24, 2006, we entered into a Line of Credit Agreement (the "Line of Credit Agreement") with Biomed, a related party, pursuant to which Biomed has committed to make advances to us, in an aggregate amount of up to $5,000,000. Under the Line of Credit Agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. We are obligated to utilize the entire credit facility. In connection with the establishment of the credit facility under the Line of Credit Agreement, on January 24, 2006 we issued to Biomed a Stock Purchase Warrant (the "Warrant") entitling Biomed to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company recorded an additional discount of $272,945 on incremental borrowings during the quarter of $2,650,000 due to the beneficial conversion feature of the note. The discount is being amortized as additional interest expense over the term of the note. During the quarter ended May 31, 2006 amortization of the discount on the note resulted in a non-cash interest expense of $209,524. Biomed's purchase rights under the Warrant expire on January 23, 2011. The Company is required to make its best efforts to register the common stock underlying the warrants and it is not required to settle any part or all of the instruments with cash. Accordingly, these instruments are classified as equity. The balance of borrowings on the line was $4,430,000 at May 31, 2006. The fair value of the note is not readily determinable as there is a limited market for such related party debt.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below in this Item 2 have been amended to reflect the restatement of our consolidated financial statements for the fiscal year ended February 28, 2006 and for the period ended May 31, 2006, as described above in the Explanatory Note to this amended Quarterly on Form 10-Q and in the Note entitled "Investment in Myotech, LLC and Restatement of Financial Statements," to Condensed Consolidated Financial Statements included in Item 1 above. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.

All statements contained in this Item 2, unless they are specifically otherwise stated to be made as of a different date, are made as of July 10, 2006, the original filing date of our Quarterly Report on Form 10-Q for the period ended May 31, 2006, and do not reflect events occurring after the filing of our Quarterly Report on Form 10-Q filed on July 10, 2006 other than the restatement, and we undertake no obligation to update the forward-looking statements in this amended Quarterly Report on Form 10-Q.

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

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"). A New York limited liability company, whereby we exchanged 4,923, 080 shares of our common stock, par value $.005. for 3,768,488 Class A (voting) units of Myotech. Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 431,946 newly issued Class A units of Myotech. During the three month period ended May 31, 2006, Biophan has provided $675,000 of additional funding toward the cash consideration of $2.225 million cited above for 246,045 newly issued Class A units of Myotech, which increased our ownership to 39.4%. Additional investments of $250,000 have been made since May 31, 2006.

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

During the three month period ended May 31, 2006, Biophan has provided $0.675 million of additional funding, for a total of $1.860 million toward the cash consideration of $2.225 million cited above, for 677,991 newly issued Class A units of Myotech, which increased our ownership to 39.4%. Biophan has also provided an additional amount of funding since May 31, 2006 of $250,000. We believe that funding available under the SBI stock purchase agreement, the Biomed lines of credit, and the Boston Scientific investment will provide the Company with adequate working capital resources for the upcoming 12 months of operations including the ability to fund, as needed, potential additional acquisitions and expansion of operations.

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

OPERATING EXPENSES

Research and Development. Research and development expenses increased by 62%, to approximately $2.588 million for the three months ended May 31, 2006 from approximately $1.600 million for the three months ended May 31, 2005. Stock options expense (non cash expense) amounted to $0.278 million in the three months ended May 31, 2006 under FAS 123R and $0.794 million in the three months ended May 31, 2005 due primarily to the accounting for contingent stock options. After consideration of these expenses, research and development expenses increased by approximately $1.500 million or 187%, to approximately $2.310 million for the three months ended August 31, 2006 from approximately $0.805 million for the three months ended August 31, 2005.

Because we consolidated Myotech LLC at November 30, 2005, the three months ended May 31, 2006 include approximately, $0.703 million of operating expenses and $0.344 million in amortization expenses pertaining to Myotech's intangible assets. With the inclusion of Myotech, and aside the increase in expense due to amortization expenses, the increase in expenses is primarily attributable to spending on certain research projects of approximately $1.125 million and increased salary-related expenses of approximately $0.100 million.

General and Administrative. General and administrative expenses increased by 10% to approximately $2.086 million for the three months ended May 31, 2006 from approximately $1.896 million for the three months ended May 31, 2005. Stock options expense (non cash expense) amounted to $0.303 million in the three months ended May 31, 2006 under FAS 123R and $0.668 million in the three months ended May 31, 2005 due primarily to the accounting for contingent stock options. After consideration of these expenses, general and administrative expenses increased by approximately $0.555 million or 45%, to approximately $1.783 million for the three months ended May 31, 2006 from approximately $1.228 million for the three months ended May 31, 2005.

Because we consolidated Myotech LLC at November 30, 2005, the three months ended May 31, 2006 include approximately, $0.156 million of operating expenses With the inclusion of Myotech, the increase in expenses is primarily attributable to spending for legal fees of $0.230, outside financial compliance, audit services and other professional services of $0.200 million, and increased costs related to salaries $0.195 million, combined with decreased spending for other activities.

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

Minority Interest in Net Loss of Myotech LLC

The loss of $0.696 million is a pro rata share of the loss incurred by Myotech, LLC attributable to minority interests for the three months ended May 31, 2006. There was no investment in Myotech LLC or loss on investment in Myotech LLC for the three months ended May 31, 2005. As further described under the heading "Investment in Myotech LLC and Restatement of Financial Statements" in the "Notes to Condensed Consolidated Financial Statements" the Company holds a 39.4% interest in Myotech LLC, which we must consolidate as a variable interest entity since the Company is deemed to be the primary beneficiary in the relationship with Myotech.

CAPITAL RESOURCES

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities.

We currently employ twenty-five full-time individuals, twenty in the U.S. and five in Europe.

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

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and our Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified our failure to recognize and apply the correct criteria, as explained in FIN 46R, for the proper accounting for our investment in Myotech, LLC on November 30, 2005 as a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of November 30, 2005 or for the quarterly periods ended February 28, 3006, May 31, 2006 and August 31, 2006.

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