Form 10-Q/A
period 2006-08-31
BIOPHAN TECHNOLOGIES INC
filed 2007-01-24
CIK 1084000

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

Large Accelerated Filer |_| Accelerated Filer |X| Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of October 6, 2006 - Common Stock, $.005 par value - 82,819,199 shares

EXPLANATORY NOTE

We are filing this Amendment #1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006 for the following purposes:

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  August 31,        February 28,
                                                                     2006               2006
                                                                 (Unaudited)
                                                                  (Restated)         (Restated)
                                                                --------------     --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $      582,443     $    1,477,716
     Accounts receivable                                                66,919            170,058
     Due from related parties                                           44,881              4,801
     Prepaid expenses                                                  140,464            147,203
     Other current assets                                               54,312             81,048
                                                                --------------     --------------
         Total current assets                                          889,019          1,880,826

Property and equipment, net                                            185,351            126,341

Other assets:
     Intangible assets, net of amortization:
       Myotech, LLC                                                 23,762,804         24,451,580
       Other                                                         1,363,024          1,403,270
     Investment in New Scale Technologies, Inc.                        100,000            100,000
     Security deposit                                                    6,049              6,049
     Deferred tax asset, net of valuation allowance of
        $9,431,000 and $7,560,000, respectively                             --                 --
                                                                --------------     --------------
                                                                    25,231,877         25,960,899
                                                                --------------     --------------
                                                                $   26,306,247     $   27,968,066
                                                                ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                      $    2,066,078     $    1,191,812
     Line of credit - related party, net of discount
         of $1,098,442 and $1,323,921, respectively                  3,331,558          1,476,079
     Notes payable                                                      74,634             15,886
     Due to related parties                                                724             26,548
     Common stock subscribed                                         1,050,000                 --
     Deferred revenues                                                  83,333            520,833
                                                                --------------     --------------
         Total current liabilities                                   6,606,327          3,231,158

Minority interest                                                   13,929,107         15,189,109

Stockholders' equity:
     Common stock $.005 par value:
        Authorized, 125,000,000 shares
        Issued, 82,819,199 and
           81,805,243 shares, respectively                             414,096            409,026
     Additional paid-in capital                                     52,691,778         49,576,129
                                                                --------------     --------------
                                                                    53,105,874         49,985,155
     Treasury stock, 4,923,080 shares                               (8,467,698)        (8,467,698)
                                                                --------------     --------------
                                                                    44,638,176         41,517,457
     Deficit accumulated during the
        development stage                                          (38,867,363)       (31,969,658)
                                                                --------------     --------------
                                                                     5,770,813          9,547,799
                                                                --------------     --------------
                                                                $   26,306,247     $   27,968,066
                                                                ==============     ==============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                       Period from
                                                                                                                      August 1, 1968
                                                         Three Months Ended                Six Months Ended              (date of
                                                             August 31,                        August 31,              inception) to
                                                   -----------------------------     -----------------------------      August 31,
                                                       2006             2005             2006             2005             2006
                                                    (Restated)                        (Restated)                        (Restated)
                                                   ------------     ------------     ------------     ------------     ------------
Revenues:
    Development payments                           $         --     $         --     $         --     $         --     $    300,000
    License fees                                        187,500           62,500          437,500           62,500          916,666
    Testing services and consulting fees                122,599               --          217,521               --          558,216
                                                   ------------     ------------     ------------     ------------     ------------
                                                        310,099           62,500          655,021           62,500        1,774,882
Operating expenses:
    Research and development                          1,941,513        2,291,762        4,529,921        3,891,504       17,549,340
    General and administrative                        1,573,434        3,123,641        3,659,625        5,019,625       21,600,997
    Write-down of intellectual
       property rights                                       --               --               --               --          530,000
                                                   ------------     ------------     ------------     ------------     ------------
                                                      3,514,947        5,415,403        8,189,546        8,911,129       39,680,337
                                                   ------------     ------------     ------------     ------------     ------------

Operating loss                                       (3,204,848)      (5,352,903)      (7,534,525)      (8,848,629)     (37,905,455)

Other income(expense):
    Interest expense                                   (380,934)        (767,316)        (684,407)        (767,316)      (3,556,196)
    Interest income                                       5,263            8,966           11,606           11,716          140,754
    Other income                                         46,163           87,775           93,701          170,913          785,898
    Other expense                                            --               --               --               --          (65,086)
                                                   ------------     ------------     ------------     ------------     ------------
                                                       (329,508)        (670,575)        (579,100)        (584,687)      (2,694,630)
                                                   ------------     ------------     ------------     ------------     ------------

Loss from continuing operations before minority
  interest in net loss of Myotech, LLC               (3,534,356)      (6,023,478)      (8,113,625)      (9,433,316)     (40,600,085)

Minority interest in net loss of Myotech, LLC           520,095               --        1,215,920               --        1,822,079
                                                   ------------     ------------     ------------     ------------     ------------
Loss from continuing operations                      (3,014,261)      (6,023,478)      (6,897,705)      (9,433,316)     (38,778,006)

Loss from discontinued operations                            --               --               --               --          (89,357)
                                                   ------------     ------------     ------------     ------------     ------------
Net loss                                           $ (3,014,261)    $ (6,023,478)    $ (6,897,705)    $ (9,433,316)    $(38,867,363)
                                                   ============     ============     ============     ============     ============
Loss per common share - basic and diluted          $      (0.04)    $      (0.08)    $      (0.09)    $      (0.13)
                                                   ============     ============     ============     ============
Weighted average shares outstanding                  77,893,673       75,129,518       77,393,718       74,773,448
                                                   ============     ============     ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Period from
                                                                              Six Months Ended              August 1, 1968
                                                                                 August 31,                   (date of
                                                                     ---------------------------------      inception) to
                                                                          2006               2005          August 31, 2006
                                                                       (Restated)                            (Restated)
                                                                     --------------     --------------     --------------
Cash flows used for operating activities:
    Net loss                                                         $   (6,897,705)    $   (9,433,316)    $  (38,867,363)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Amortization of intangible assets                                   729,022             27,286          1,134,463
        Depreciation                                                         31,194             19,477            170,628
        Loss on disposal of equipment                                         1,162              1,505              2,667
        Realized and unrealized losses on marketable securities                  --                 --             66,948
        Accrued interest on note converted to common stock                       --             19,506             31,504
        Amortization of interest on convertible notes payable                    --                 --          1,050,950
        Write-down of intellectual property rights                               --                 --            530,000
        Amortization of discount on payable to related party                498,424            729,023          1,644,988
        Issuance of common stock for services                                    --                 --            406,948
        Issuance of common stock for interest                                    --                 --            468,823
        Stock options issued for services                                   839,096          4,572,157          7,402,674
        Expenses paid by stockholder                                             --                 --              2,640
        Minority interest                                                (1,260,002)            43,443         (1,796,618)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                            103,139                 --            (59,419)
      (Increase) decrease in due from related parties                       (40,080)           122,007           (104,181)
      (Increase) decrease in prepaid expenses                                 6,739           (180,527)          (140,464)
      (Increase) decrease in other current assets                            26,736            (19,810)           (12,974)
      (Increase) decrease in security deposits                                   --               (867)            (3,800)
      Increase (decrease) in accounts payable and
         accrued expenses                                                   874,266            (32,107)         1,490,186
      Increase (decrease) in due to related parties                         (25,824)                --            (42,772)
      Increase (decrease) in deferred revenues                             (437,500)           687,500             83,333
                                                                     --------------     --------------     --------------
         Net cash used in operating activities                           (5,551,333)        (3,444,723)       (26,540,839)

Cash flows used for investing activities:
    Purchases of property and equipment                                     (91,366)           (33,797)          (326,576)
    Sales of marketable securities                                               --                 --          2,369,270
    Purchase of investment                                                       --                 --           (100,000)
    Acquisition costs of intangible assets                                       --                 --           (466,583)
    Cash paid for investment in Myotech,
      net of cash received of $19,408                                            --                 --           (280,594)
    Cash paid for acquisition of Biophan Europe,
      net of cash received of $107,956                                           --                 --           (258,874)
    Purchases of marketable securities                                           --                 --         (2,436,218)
                                                                     --------------     --------------     --------------
         Net cash used in investing activities                              (91,366)           (33,797)        (1,499,575)

Cash flows provided by financing activities:
    Proceeds of bridge loans                                                     --                 --            986,500
    Loan from stockholder                                                        --                 --            143,570
    Line of credit borrowing from related party, net of
      discount                                                            3,630,000          2,000,000          8,480,950
    Line of credit payments                                              (2,000,000)                --         (2,572,500)
    Notes payable                                                            58,748           (184,114)          (109,480)
    Common stock subscribed                                               1,050,000                 --          1,050,000
    Proceeds from sale and subscription of common stock                   2,000,000          6,050,000         18,263,849
    Exercise of options                                                       8,678            182,541            653,966
    Exercise of warrants                                                         --             20,707          1,142,451
    Swing profits                                                                --            295,362            696,087
    Deferred equity placement costs                                              --                 --           (112,536)
                                                                     --------------     --------------     --------------
                Net cash provided by financing activities                 4,747,426          8,364,496         28,622,857
                                                                     --------------     --------------     --------------
Net increase(decrease) in cash and cash equivalents                        (895,273)         4,885,976            582,443

Cash and cash equivalents, beginning                                      1,477,716            753,288                 --
                                                                     --------------     --------------     --------------
Cash and cash equivalents, ending                                    $      582,443     $    5,639,264     $      582,443
                                                                     ==============     ==============     ==============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   Period from
                                                                                    Six Months Ended              August 1, 1968
                                                                                        August 31,                   (date of
                                                                            ---------------------------------     inception) to
                                                                                 2006               2005         August 31, 2006
                                                                              (Restated)                            (Restated)
                                                                            --------------     --------------     --------------
Supplemental schedule of cash paid for:

     Interest                                                               $       30,000     $           --     $       39,800
                                                                            ==============     ==============     ==============
Supplemental schedule of non cash investing and financing activities:

    Allocation of proceeds from line of credit - related party
      to beneficial conversion feature and warrants                         $      272,945     $      958,160     $    2,668,430
                                                                            ==============     ==============     ==============

    Issuance of common stock upon conversion
      of line of credit loans                                               $           --     $    1,000,000     $    1,978,450
                                                                            ==============     ==============     ==============
    Issuance of common stock for the acquisition of
      a 35% interest in Myotech, LLC                                        $           --     $           --     $    8,467,698
                                                                            ==============     ==============     ==============
    Issuance of common stock in satisfaction of
       accounts payable                                                     $           --     $           --     $      134,000
                                                                            ==============     ==============     ==============
Liabilities assumed in conjunction with acquisition of 51% interest in
    Biophan Europe and certain intellectual property rights:
      Fair value of assets acquired                                                                               $    1,105,714
      Cash paid                                                                                                         (366,830)
      Promissory note issued                                                                                            (200,000)
      Restricted stock issued                                                                                           (134,000)
      Payables incurred                                                                                                 (226,500)
                                                                                                                  --------------
        Liabilities assumed                                                 $           --     $           --     $      178,384
                                                                            ==============     ==============     ==============
Issuance of common stock upon conversion
  of bridge loans                                                           $           --     $           --     $    1,142,068
                                                                            ==============     ==============     ==============
Acquisition of intellectual property                                        $           --     $           --     $      425,000
                                                                            ==============     ==============     ==============
Intellectual property acquired through issuance of
  capital stock and assumption of related party payable                     $           --     $           --     $      175,000
                                                                            ==============     ==============     ==============

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

As a result of adopting SFAS 123(R) on March 1, 2006, our net loss and basic and diluted loss per share for the three months and the six months ended August 31, 2006, were $213,096 ($.003 per share) and $691,045 ($.009 per share) higher, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months and six months ended August 31, 2005:

                                                 Three Months          Six Months
                                                     Ended                Ended
                                               August 31, 2005      August 31, 2005
                                               ----------------     ----------------
Net loss - as reported                         $     (6,023,478)    $     (9,433,316)

Add: Stock-based employee compensation
 expense included in reported net loss,
 net of related tax effects                           2,986,530            4,325,530

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects              (3,904,417)          (6,059,454)
                                               ----------------     ----------------

Net loss - pro forma                           $     (6,941,365)    $    (11,167,240)
                                               ================     ================
Basic and diluted loss
 per share - as reported                       $           (.08)    $           (.13)
                                               ================     ================

Basic and diluted loss
 per share - pro forma                         $           (.09)    $           (.15)
                                               ================     ================

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

                                     Three             Three             Six                 Six
                                  Months Ended      Months Ended      Months Ended       Months Ended
                                    August 31,       August 31,        August 31,         August 31,
                                       2006             2005              2006               2005
                                  ------------      ------------      ------------       ------------
Expected volatility                   119.7             87.8           119.7-121.8         60.3-87.8
Risk-free interest rate               5.35%            4.08%           4.6%-5.35%         4.08%-4.27%
Expected life of options             8 years          10 years          4-8 years           10 years

Weighted-average grant-date           $0.79            $1.91              $1.09              $2.06
fair value
Expected dividends                     -0-              -0-                -0-                -0-

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

The following table represents stock option activity for the six months ended August 31, 2006:

                                                                                Weighted-Average
                                                              Weighted-Average      Remaining
                                                Number of         Exercise           Contract
                                                  Shares            Price              Life
                                                ---------     ----------------  ----------------
Outstanding options at 2/28/06                  9,594,020           $ .95
Granted                                           240,000           $1.19
Exercised                                         (13,956)          $ .62
Forfeited                                         (92,000)          $1.18
Expired                                           (90,000)          $ .50
                                               ----------
Outstanding options at end of period            9,638,064           $ .96              7.09
                                               ==========           =====              ====
Outstanding exercisable at end of period        6,993,064           $ .82              6.58
                                               ==========           =====              ====

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

The following table summarizes our nonvested stock option activity for the six months ended August 31, 2006:

                                                             Weighted-Average
                                              Number of       Grant-Date Fair
                                               Shares              Value
                                             ----------      ----------------
Nonvested stock options at
  beginning of period                         3,048,750            $1.31
Granted                                         240,000            $1.09
Vested                                         (551,750)           $1.51
Forfeited                                       (92,000)           $1.53
                                             ----------
Nonvested stock options at
  end of period                               2,645,000            $1.24
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

INVESTMENT IN MYOTECH LLC AND RESTATEMENT OF FINANCIAL STATEMENTS:

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock, par value $.005, for 3,768,488 Class A (voting) units of Myotech.

Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 431,946 newly issued Class A units of Myotech. During the six month period ended August 31, 2006, Biophan has provided $1,228,500 of additional funding satisfying the cash consideration of $2.225 million cited above, for 447,802 newly issued Class A units of Myotech, which increased our ownership to 40.4%. Additional investments of $130,000 have been made since August 31, 2006.

This investment was previously accounted for using the equity method. However, the Company has re-evaluated its investment in Myotech and has determined that Myotech is a variable interest entity in accordance with FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. The Company has further concluded that it is the primary beneficiary as defined by FIN-46R and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company have been restated to include the accounts of Myotech, LLC. The principal impact of this consolidation is an increase in assets due to the recording of the value of intangible assets acquired of $24,795,968, based on an independent appraisal, over the amount of the investment, and an increase in the amount of the minority interest representing outside interests in the equity of Myotech. Aggregate changes were as follows as of and for the three and six month periods ended August 31, 2006:

                                                                  Adjustments
                                               As Previously        Increase
                                                 Reported          (Decrease)        As Restated
                                               ------------       ------------       ------------
Intangible assets, net                         $    915,879       $ 24,209,949       $ 25,125,828
Investment in Myotech, LLC                       12,368,031        (12,368,031)               -0-
Other assets                                      1,167,281             13,138          1,180,419
                                               ------------       ------------       ------------
                                               $ 14,451,191       $ 11,855,056       $ 26,306,247
                                               ============       ============       ============

Liabilities                                    $  6,170,399       $    435,928       $  6,606,327

Minority interest                                    25,461         13,903,646         13,929,107

Capital stock                                       414,096                -0-            414,096
Additional paid-in capital                       46,094,852          6,596,926         52,691,778
Treasury stock                                          -0-         (8,467,698)        (8,467,698)
Accumulated deficit                             (38,253,617)          (613,746)       (38,867,363)
                                               ------------       ------------       ------------
                                               $ 14,451,191       $ 11,855,056       $ 26,306,247
                                               ============       ============       ============

Operating loss-three months ended 8/31/06      $ (2,241,604)      $   (963,244)      $ (3,204,848)
                                               ============       ============       ============
Net loss- three months ended 8/31/06           $ (2,805,037)      $   (209,224)      $ (3,014,261)
                                               ============       ============       ============

Operating loss-six months ended 8/31/06        $ (5,370,042)      $ (2,164,483)      $ (7,534,525)
                                               ============       ============       ============
Net loss-six months ended 8/31/06              $ (6,453,314)      $   (444,391)      $ (6,897,705)
                                               ============       ============       ============

The $0.93 million increase in the operating loss for the three month period ended August 31, 2006 is primarily due to additional research and development charges of approximately $0.83 million, which includes $0.35 million of amortization of intangible assets.

The $2.16 million increase in the operating loss for the six month period ended August 31, 2006 is primarily due to additional research and development charges of approximately $1.89 million, which includes $0.70 million of amortization of intangible assets.

The following is selected financial data for Myotech, LLC:

                                     August 31, 2006
                                    ------------------
        Total current assets        $           18,719
        Intangible assets                   23,762,804
        Other assets                            47,819
                                    ------------------
        Total assets                $       23,829,342
                                    ==================
        Current liabilities         $          489,328
        Equity                              23,340,014
                                    ------------------
                                    $       23,829,342
                                    ==================

                                    Three Months Ended       Six Months Ended
                                     August 31, 2006         August 31, 2006
                                    ------------------      ------------------
        Net loss from operations    $      (1,015,086)     $       (2,274,929)
                                    ==================      ==================

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

STOCKHOLDERS' EQUITY:

On May 27, 2005, the Company entered into a Stock Purchase Agreement with SBI Brightline XI, LLC. The agreement provides a $30 million fixed price financing for up to 10,000,000 shares at prices ranging from $2 to $4 a share. The sales of stock must be taken in tranches of 1 million shares each and the financing agreement requires the shares to be registered for resale by SBI. There are no resets, warrants, finder's fees or commissions associated with this financing transaction. Registration of the shares for resale by SBI was effective on May 18, 2006 and the Company elected to put the first tranche of 1 million shares at $2 per share on May 23, 2006. The Company elected to put the second tranche of 1 million shares at $2 per share on July 21, 2006. Of the total proceeds of $4,000,000, $3,050,000 was received by August 31, 2006. Subsequent to August 31, 2006 the Company has received an additional $125,000 and the Company has issued to SBI all shares for which they have paid. On October 11, 2006, the Company elected to put the entire remaining tranches, at a weighted average price of $2.60 per share, to SBI.

SUBSEQUENT EVENT:

On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with 10 private investors led by Iroquois Master Fund Ltd ("Iroquois").

Pursuant to the Purchase Agreement, on October 12, 2006 we issued $7,250,000 of Senior Secured Convertible Notes (the "Notes") to the investors and received proceeds of $6,219,880 after paying estimated fees and expenses of $1,030,120 related to the transaction. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.67 per share (the "Conversion Price"). Interest on the outstanding principal amount under the Notes is payable quarterly at a rate equal to the six-month London InterBank Overnight Rate plus 500 basis points, with a minimum rate of 10% per annum and a maximum rate of 12% per annum, payable at our option in cash or shares of our common stock registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Principal on the Notes amortizes and payments are due in 33 equal monthly installments commencing four months following issuance of the Notes, and may be made at our option in cash or shares of our common stock registered for resale under the Securities Act. If we elect to make a principal payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 87.5% of the 15-day trailing VWAPS prior to the principal payment date or (ii) the Conversion Price. Our obligations under the Notes are secured by a first priority security interest in substantially all of our assets pursuant to a Security Agreement dated as of October 11, 2006 among us, the investors and Iroquois, as agent for the investors (the "Security Agreement").

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below in this Item 2 have been amended to reflect the restatement of our consolidated financial statements for the fiscal year ended February 28, 2006 and for the period ended August 31, 2006, as described above in the Explanatory Note to this amended Quarterly on Form 10-Q and in the Note entitled "Investment in Myotech, LLC and Restatement of Financial Statements," to Condensed Consolidated Financial Statements included in Item 1 above. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.

All statements contained in this Item 2, unless they are specifically otherwise stated to be made as of a different date, are made as of October 13, 2006, the original filing date of our Quarterly Report on Form 10-Q for the period ended August 31, 2006, and do not reflect events occurring after the filing of our Quarterly Report on Form 10-Q filed on October 13, 2006 other than the restatement, and we undertake no obligation to update the forward-looking statements in this amended Quarterly Report on Form 10-Q.

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

As described in greater detail under the heading "Common Stock Subscribed" and "Stockholders' Equity" in the "Notes to Condensed Consolidated Financial Statements", we have an agreement with SBI Brightline XI, LLC for a $30 million fixed price financing involving the sale to SBI of up to 10,000,000 shares of our common stock. The Company elected to sell the first tranche of 1 million shares at $2 per share on May 23, 2006; the funds from the sale of this first tranche have been received. The Company elected to sell the second tranche of 1 million shares at $2 per share on July 21, 2006. To date $1,175,000 of the funds from the sale of this tranche has been received and all related shares have been issued. On October 11, 2006, we elected to exercise all of our remaining put rights, requiring SBI to purchase the remaining tranches at a price of $26,000,000.

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

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotoch"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock, par value $.005, for 3,768,488 Class A (voting) units of Myotech. Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 431,946 newly issued Class A units of Myotech. During the six month period ended August 31, 2006, Biophan has provided $1,228,500 of additional funding satisfying the cash consideration of $2.225 million cited above, for 447,802 newly issued Class A units of Myotech, which increased our ownership to 40.4% Additional investments of $130,000 have been made since August 31, 2006.

On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with 10 private investors led by Iroquois Master Fund Ltd ("Iroquois").

Pursuant to the Purchase Agreement, on October 12, 2006 we issued $7,250,000 face amount of Senior Secured Convertible Notes (the "Notes") to the investors and received proceeds of $6,219,880 after paying estimated fees and expenses of $1,030,120 related to the transaction. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.67 per share (the "Conversion Price"). Interest on the outstanding principal amount under the Notes is payable quarterly at a rate equal to the six-month London InterBank Overnight Rate plus 500 basis points, with a minimum rate of 10% per annum and a maximum rate of 12% per annum, payable at our option in cash or shares of our common stock registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Principal on the Notes amortizes and payments are due in 33 equal monthly installments commencing four months following issuance of the Notes, and may be made at our option in cash or shares of our common stock registered for resale under the Securities Act. If we elect to make a principal payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 87.5% of the 15-day trailing VWAPS prior to the principal payment date or (ii) the Conversion Price. Our obligations under the Notes are secured by a first priority security interest in substantially all of our assets pursuant to a Security Agreement dated as of October 11, 2006 among us, the investors and Iroquois, as agent for the investors (the "Security Agreement").

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

Operating Expenses

Research and Development. Research and development expenses decreased by 15%, or $0.350 million to approximately $1.942 million for the three months ended August 31, 2006 from approximately $2.292 million for the three months ended August 31, 2005. Stock options expense (non cash expense) amounted to $0.080 million in the three months ended August 31, 2006 and $1.237 million in the three months ended August 31, 2005 due primarily to the accounting for contingent stock options in the quarter ended August 31, 2005. After consideration of these expenses, research and development expenses increased by approximately $0.807 million or 76%, to approximately $1.862 million for the three months ended August 31, 2006 from approximately $1.055 million for the three months ended August 31, 2005.

Because we consolidated Myotech LLC at November 30, 2005, the three months ended August 31, 2006 include approximately, $0.485 million of operating expenses and $0.345 million in amortization expenses pertaining to Myotech's intangible assets. With the inclusion of Myotech, and aside from the increase due to amortization expenses, the increase in expenses is primarily attributable to spending on certain research projects of approximately $0.700 million and increased salary-related expenses of approximately $0.075 million, partially offset by reduced license and patent attorney fees of approximately $0.420 million. .

General and Administrative. General and administrative expenses decreased by 50% to approximately $1.573 million for the three months ended August 31, 2006 from approximately $3.124 million for the three months ended August 31, 2005. Stock options expense (non cash expense) amounted to $0.178 million in the three months ended August 31, 2006 and $1.873 million in the three months ended August 31, 2005 due primarily to the accounting for contingent stock options in the quarter ended August 31, 2005. After consideration of these expenses, general and administrative expenses increased by approximately $0.144 million or 11%, to approximately $1.395 million for the three months ended August 31, 2006 from approximately $1.251 million for the three months ended August 31, 2005.

Because we consolidated Myotech LLC at November 30, 2005, the three months ended August 31, 2006 include approximately, $0.120 million of operating expenses. With the inclusion of Myotech, the increase in expenses is primarily attributable to spending for outside financial compliance, audit services and other professional services of $0.075 million, and increased costs related to salaries $0.120 million, combined with decreased spending for other activities.

Other Income (Expense)

Interest Expense. We incurred interest expense amounting to approximately $0.380 million for the three months ended August 31, 2006 compared to $0.767 million expense for the three months ended August 31, 2005. The reduced expense pertained to two lines of credit from Biomed Solutions, LLC ("Biomed"). For the $2 million line, one-half was converted to Company stock in the three months ended August 31, 2005, which accelerated recognition of a non-cash beneficial conversion feature amounting to $0.729 million and interest of $0.038 million for the three months ended August 31, 2005. In the third quarter of 2005, the Company repaid $0.500 million, leaving a balance of $0.500 million outstanding on this line. The Company also borrowed against a second line of credit, which had a balance at August 31, 2006 of $3.930 million. This borrowing also includes a non-cash beneficial conversion feature, which amounted to $0.289 in non-cash interest expensecombined with normal interest expense of $0.091 million for the three months ended August 31, 2006.

Minority Interest in Net Loss of Myotech LLC

The loss of $0.520 million is a pro rata share of the loss incurred by Myotech, LLC attributable to minority interests for the three months ended August 31, 2006. There was no investment in Myotech LLC or loss on investment in Myotech LLC for the three months ended August 31, 2005. As further described under the heading "Investment in Myotech LLC" in the "Notes to Condensed Consolidated Financial Statements" the Company holds a 40.4% interest in Myotech LLC, which we must consolidate as a variable interest entity since the Company is deemed to be the primary beneficiary in the relationship with Myotech.

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

Operating Expenses

Research and Development. Research and development expenses increased by 16%, to approximately $ 4.530 million for the six months ended August 31, 2006 from approximately $3.892 million for the six months ended August 31, 2005. Stock options expense (non cash expense) amounted to $0.358 million in the six months ended August 31, 2006 and $2.031 million in the six months ended August 31, 2005 due primarily to the accounting for contingent stock options in the six months ended August 31, 2005. After consideration of these expenses, research and development expenses increased by approximately $2.311 million or 124%, to approximately $4.172 million for the six months ended August 31, 2006 from approximately $1.861 million for the six months ended August 31, 2005

Because we consolidated Myotech LLC at November 30, 2005, the six months ended August 31, 2006 include approximately, $1.190 million of operating expenses and $0.690 million in amortization expenses pertaining to Myotech's intangible assets. With the inclusion of Myotech, and aside the increase due to amortization expenses, the increase in expenses is primarily attributable to spending on certain research projects of approximately $1.640 million and increased salary-related expenses of approximately $0.175 million, partially offset by reduced license and patent attorney fees of approximately $0.450 million.

General and Administrative. General and administrative expenses decreased by 27% to approximately $3.660 million for the six months ended August 31, 2006 from approximately $5.020 million for the six months ended August 31, 2005. Stock options expense (non cash expense) amounted to $0.481 million in the six months ended August 31, 2006 and $2.542 million in the six months ended August 31, 2005 due primarily to the accounting for contingent stock options in the 6 months ended August 31, 2005. After consideration of these expenses, general and administrative expenses increased by approximately $0.700 million or 28%, to approximately $3.180 million for the six months ended August 31, 2006 from approximately $2.475 million for the three months ended August 31, 2005.

Because we consolidated Myotech LLC at November 30, 2005, the six months ended August 31, 2006 include approximately, $0.275 million of operating expenses. With the inclusion of Myotech, the increase in expenses is primarily attributable to spending for outside financial compliance, audit services and other professional services of $0.300 million, increased legal fees of $0.245 million, and increased costs related to salaries $0.310 million, partially offset by decreased spending for other activities.

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

Minority Interest in Net Loss of Myotech LLC

The loss of $1.216 million is a pro rata share of the loss incurred by Myotech, LLC attributable to minority interests for the six months ended August 31, 2006. There was no investment in Myotech LLC or loss on investment in Myotech LLC for the six months ended August 31, 2005. As further described under the heading "Investment in Myotech LLC" in the "Notes to Condensed Consolidated Financial Statements" the Company holds a 40.4% interest in Myotech LLC, which we must consolidate as a variable interest entity since the Company is deemed to be the primary beneficiary in the relationship with Myotech.

CAPITAL RESOURCES

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities.

We currently employ twenty-eight full-time individuals, twenty-three in the U.S. and five in Europe.

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

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

For the fiscal years ended February 28, 2006, and 2005, and February 29, 2004, we incurred net losses of $14,484,384, $5,793,547, and $3,718,570, respectively. Additionally, we have incurred net losses from inception through August 31, 2006 of $38,867,363. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, our current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

WE MAY BE UNABLE TO INCREASE THE NUMBER OF AUTHORIZED SHARES UNDER OUR CORPORATE CHARTER TO ENABLE US TO COMPLETE FUTURE FINANCINGS.

The primary method by which we raise capital is to continue selling shares directly to investors or to arrange for debt financing which include a conversion feature to common stock. If our shareholders, via shareholder vote, are unwilling to increase the number of authorized shares, currently set at 125 million shares, we may be unable to continue raising funds to continue operations until we are able to internally generate cash to fund our operational cash needs.

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

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit No.                  Exhibit Description                     Location
-----------  -------------------------------------------------    --------------

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