Form 10-Q
period 2006-11-30
BIOPHAN TECHNOLOGIES INC
filed 2007-01-24
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended November 30, 2006

                                       OR

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Class outstanding as of January 24, 2006 - Common Stock, $.005 par value - 83,731,699 shares

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part 1: FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets, November 30, 2006
           (Unaudited) and February 28, 2006                                 1

         Condensed Consolidated Statements of Operations, Three Months
           and Nine Months Ended, November 30, 2006 and 2005
           (Unaudited), and from August 1, 1968 (Date of Inception)
           through November 30, 2006 (Unaudited)                             2

         Condensed Consolidated Statements of Cash Flows, Nine Months
           Ended November 30, 2006 and 2005 (Unaudited) and from
           August 1, 1968 (Date of Inception) through November 30, 2006
           (Unaudited)                                                       3

         Notes to Condensed Consolidated Financial Statements                5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         17

ITEM 4.  Controls and Procedures                                            17

PART II. OTHER INFORMATION                                                  18

ITEM 1.  Legal Proceedings                                                  18

ITEM 1A. Risk Factors                                                       19

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19

ITEM 3.  Defaults Upon Senior Securities                                    19

ITEM 4.  Submission of Matters to a Vote of Security Holders                19

ITEM 5.  Other Information                                                  20

ITEM 6.  Exhibits                                                           20

SIGNATURES                                                                  21

                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        November 30,   February 28,
                                                           2006            2006
                                                         (Unaudited)     (Restated)
                                                        ------------   ------------
                        ASSETS
Current assets:
  Cash and cash equivalents                             $  4,795,122   $  1,477,716
  Accounts receivable                                        207,280        170,058
  Due from related parties                                        --          4,801
  Prepaid expenses                                           124,460        147,203
  Other current assets                                        19,087         81,048
                                                        ------------   ------------
    Total current assets                                   5,145,949      1,880,826

Property and equipment, net                                  304,549        126,341

Other assets:
  Intangible assets, net of amortization:
    Myotech, LLC                                          23,418,416     24,451,580
    Other                                                  1,342,901      1.403,270
  Deferred financing costs, net of amortization
    of $62,117 and $0, respectively                        1,470,093             --
  Investment in New Scale Technologies, Inc.                 100,000        100,000
  Security deposit                                             6,049          6,049
  Deferred tax asset, net of valuation allowance of
    $9,622,000 and $7,560,000, respectively                       --             --
                                                        ------------   ------------
                                                          26,337,459     25,960,899
                                                        ------------   ------------
                                                        $ 31,787,957   $ 27,968,066
                                                        ============   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of senior secured convertible notes
    payable, net of discount of $1,903,655              $    293,312   $         --
  Accounts payable and accrued expenses                    2,098,165      1,191,812
  Notes payable                                               71,099         15,886
  Line of credit - related party, net of discount
    of $100,554 and $1,323,921, respectively               4,329,446      1,476,079
  Due to related parties                                     111,532         26,548
  Deferred revenues                                           20,833        520,833
                                                        ------------   ------------
    Total current liabilities                              6,924,387      3,231,158

Long-Term Debt:
  Senior Secured Convertible Notes Payable, less
    discount of $4,747,197                                   305,836             --
  Fair Value of Warrant Liability                          8,587,796             --
                                                        ------------   ------------
    Total Liabilities                                     15,818,019      3,231,158

Minority interest                                         13,552,378     15,189,109

Stockholders' equity:
  Common stock $.005 par value:
    Authorized, 125,000,000 shares
    Issued, 83,431,699 and
      81,805,243 shares, respectively                        417,158        409,026
  Additional paid-in capital                              54,702,240     49,576,129
                                                        ------------   ------------
                                                          55,119,398     49,985,155
  Treasury stock, 4,923,080 shares                        (8,467,698)    (8,467,698)
                                                        ------------   ------------
                                                          46,651,700     41,517,457
  Deficit accumulated during the development stage       (44,234,140)   (31,969,658)
                                                        ------------   ------------
                                                           2,417,560      9,547,799
                                                        ------------   ------------
                                                        $ 31,787,957   $ 27,968,066
                                                        ============   ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               Period from
                                                                                                             August 1, 1968
                                                      Three Months Ended            Nine Months Ended           (date of
                                                          November 30,                 November 30,           inception) to
                                                  --------------------------   ---------------------------    November 30,
                                                      2006           2005          2006           2005            2006
                                                  ------------   -----------   ------------   ------------   --------------
Revenues:
  Development payments                            $         --   $   225,000   $         --   $    225,000    $    300,000
  License fees                                          62,500       187,500        500,000        250,000         979,166
  Testing services and consulting fees                 163,594        54,435        381,115        113,119         721,810
                                                  ------------   -----------   ------------   ------------    ------------
                                                       226,094       466,935        881,115        588,119       2,000,976
Operating expenses:
  Research and development                           1,737,351     1,212,239      6,267,272      5,103,743      19,286,691
  General and administrative                         1,264,228     1,548,299      4,923,853      6,567,924      22,865,225
  Write-down of intellectual property rights                --            --             --             --         530,000
                                                  ------------   -----------   ------------   ------------    ------------
                                                     3,001,579     2,760,538     11,191,125     11,671,667      42,681,916
                                                  ------------   -----------   ------------   ------------    ------------
Operating loss                                      (2,775,485)   (2,293,603)   (10,310,010)   (11,083,548)    (40,680,940)

Other income(expense):
  Interest income                                       34,697        48,922         46,303         60,638         175,451
  Interest expense                                  (1,889,188)     (243,332)    (2,573,595)    (1,010,648)     (5,445,384)
  Additional expense related to warrants            (7,304,105)           --     (7,304,105)            --      (7,304,105)
  Change in fair value of warrant liability          6,722,184            --      6,722,184             --       6,722,184
  Loss on extinguishment of debt - related
    party                                             (670,053)           --       (670,053)            --        (670,053)
  Other income                                          44,499       113,312        138,200        225,541         830,397
  Other expense                                             --            --             --             --         (65,086)
                                                  ------------   -----------   ------------   ------------    ------------
                                                    (3,061,966)      (81,098)    (3,641,066)      (724,469)     (5,756,596)
                                                  ------------   -----------   ------------   ------------    ------------
Loss from continuing operations before minority
  interest in net loss of Myotech, LLC              (5,837,451)   (2,374,701)   (13,951,076)   (11,808,017)    (46,437,536)

Minority interest in net loss of Myotech, LLC          470,674            --      1,686,594             --       2,292,753
                                                  ------------   -----------   ------------   ------------    ------------
Loss from continuing operations                     (5,366,777)   (2,374,701)   (12,264,482)   (11,808,017)    (44,144,783)

Loss from discontinued operations                           --            --             --             --         (89,357)
                                                  ------------   -----------   ------------   ------------    ------------
Net loss                                          $ (5,366,777)  $(2,374,701)  $(12,264,482)  $(11,808,017)   $(44,234,140)
                                                  ============   ===========   ============   ============    ============
Loss per common share - basic and diluted         $      (0.07)  $     (0.03)  $      (0.16)  $      (0.16)
                                                  ============   ===========   ============   ============
Weighted average shares outstanding                 77,654,013    76,760,163     78,180,322     75,430,870
                                                  ============   ===========   ============   ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Period from
                                                                      Nine Months Ended         August 1, 1968
                                                                         November 30,              (date of
                                                                ---------------------------    inception) to
                                                                    2006           2005       November 30, 2006
                                                                                (Restated)
                                                                ------------   ------------   -----------------
Cash flows used for operating activities:
  Net loss                                                      $(12,264,482)  $(11,808,017)    $(44,234,140)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of intangible assets                            1,093,533         40,929        1,498,974
      Amortization of deferred financing costs                        62,117             --           62,117
      Depreciation                                                    47,818         30,882          187,252
      Loss on disposal of equipment                                    3,651          1,505            5,156
      Additional expense related to warrants                       7,304,105             --        7,304,105
      Change in fair value of warrant liability                   (6,722,184)            --       (6,722,184)
      Realized and unrealized losses on marketable securities             --             --           66,948
      Loss on extinguishment of debt - related party                 670,053             --          670,053
      Accrued interest on note converted to common stock                  --         19,506           31,504
      Amortization of discount on convertible notes payable          599,148             --        1,650,098
      Write-down of intellectual property rights                          --             --          530,000
      Amortization of discount on payable to related party         1,640,438        958,160        2,787,002
      Issuance of common stock for services                               --             --          406,948
      Issuance of common stock for interest                               --             --          468,823
      Grant of stock options for services                          1,112,726      4,644,202        7,676,304
      Expenses paid by stockholder                                        --             --            2,640
      Minority interest                                           (1,636,731)        26,523       (2,173,347)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                       (37,222)            --         (199,780)
    (Increase) decrease in due from related parties                    4,801        134,123          (59,300)
    (Increase) decrease in prepaid expenses                           22,743        (84,345)        (124,460)
    (Increase) decrease in other current assets                       61,961        (35,832)          22,251
    (Increase) decrease in security deposits                              --           (867)          (3,800)
    Increase (decrease) in accounts payable and
      accrued expenses                                               906,353        603,544        1,554,045
    Increase (decrease) in due to related parties                     84,984             --           68,036
    Increase (decrease) in deferred revenues                        (500,000)       275,000           20,833
                                                                ------------   ------------     ------------
      Net cash used in operating activities                       (7,546,188)    (5,194,687)     (28,503,922)

Cash flows used for investing activities:
  Purchases of property and equipment                               (229,677)       (53,250)        (464,887)
  Sales of marketable securities                                          --             --        2,369,270
  Purchase of investment                                                  --             --         (100,000)
  Acquisition costs of intangible assets                                  --       (466,583)        (466,583)
  Cash paid for investment in Myotech,
    net of cash received of $19,408                                       --       (280,594)        (280,594)
  Cash paid for acquisition of Biophan Europe,
    net of cash received of $107,956                                      --             --         (258,874)
  Purchases of marketable securities                                      --             --       (2,436,218)
                                                                ------------   ------------     ------------
      Net cash used in investing activities                         (229,677)      (800,427)      (1,637,886)

Cash flows provided by financing activities:
  Proceeds of bridge loans                                                --             --          986,500
  Loan from stockholder                                                   --             --          143,570
  Line of credit borrowing from related party, net of
    discount                                                       3,630,000      2,000,000        8,480,950
  Line of credit payments                                         (2,000,000)      (500,000)      (2,572,500)
  Proceeds of convertible note payable                             7,250,000             --        7,250,000
  Notes payable                                                       55,213       (200,000)        (144,787)
  Proceeds from sales of common stock                              3,175,000      6,050,000       19,438,849
  Exercise of options                                                 13,178        182,541          658,466
  Exercise of warrants                                                    --         20,707        1,142,451
  Swing profits                                                           --        295,362          696,087
  Deferred financing costs                                        (1,030,120)            --       (1,142,656)
                                                                ------------   ------------     ------------
        Net cash provided by financing activities                 11,093,271      7,848,610       34,936,930
                                                                ------------   ------------     ------------
Net increase (decrease) in cash and equivalents                    3,317,406      1,853,496        4,795,122
Cash and equivalents, beginning                                    1,477,716        753,288               --
                                                                ------------   ------------     ------------
Cash and equivalents, ending                                    $  4,795,122   $  2,606,784     $  4,795,122
                                                                ============   ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Period from
                                                                              Nine Months Ended        August 1, 1968
                                                                                 November 30,             (date of
                                                                           -----------------------     inception) to
                                                                              2006         2005      November 30, 2006
                                                                           ----------   ----------   -----------------
Supplemental schedule of cash paid for:
  Interest                                                                 $   30,000   $   12,603      $   39,800
                                                                           ==========   ==========      ==========
Supplemental schedule of non cash investing and financing activities:
  Allocation of proceeds from line of credit - related party
    to beneficial conversion feature and warrants                          $  417,070   $       --      $2,812,555
                                                                           ==========   ==========      ==========
  Allocation of proceeds from notes payable and warrants                   $7,250,000   $       --      $7,250,000
                                                                           ==========   ==========      ==========
  Issuance of warrants in partial payment of financing costs               $  502,090   $       --      $  502,090
                                                                           ==========   ==========      ==========
  Reclassification of warrants from equity to warrant liability            $  755,876   $       --      $  755,876
                                                                           ==========   ==========      ==========
  Issuance of common stock upon conversion
    of line of credit loans                                                $       --   $1,000,000      $1,978,450
                                                                           ==========   ==========      ==========
  Issuance of common stock for the acquisition of
    a 35% interest in Myotech, LLC                                         $       --   $8,467,698      $8,467,698
                                                                           ==========   ==========      ==========
  Issuance of common stock in satisfaction of
    accounts payable                                                       $       --   $       --      $  134,000
                                                                           ==========   ==========      ==========
  Liabilities assumed in conjunction with acquisition of 51% interest in
    Biophan Europe and certain intellectual property rights:
      Fair value of assets acquired                                                                     $1,105,714
      Cash paid                                                                                           (366,830)
      Promissory note issued                                                                              (200,000)
      Restricted stock issued                                                                             (134,000)
      Payables incurred                                                                                   (226,500)
                                                                                                        ----------
        Liabilities assumed                                                $       --   $       --      $  178,384
                                                                           ==========   ==========      ==========
  Issuance of common stock upon conversion
    of bridge loans                                                        $       --   $       --      $1,142,068
                                                                           ==========   ==========      ==========
  Acquisition of intellectual property                                     $       --   $       --      $  425,000
                                                                           ==========   ==========      ==========
  Intellectual property acquired through issuance of
    capital stock and assumption of related party payable                  $       --   $       --      $  175,000
                                                                           ==========   ==========      ==========

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2006

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of November 30, 2006 and for the three and nine months ended November 30, 2006 and 2005 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2006.

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

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and image compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing and marketing an image compatible ceramic motor; a system for generating power for implantable devices from body heat, and a series of implantable devices including MRI-visible vascular implants such as a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of the heart. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX). The Company is also an owner of a substantial minority interest, with rights to take a majority interest, in Myotech,(accounted for as a variable interest entity) developer of the MYO-VAD, a cardiac assist device that does not contact circulating blood and utilizes technology that has the potential to become a standard of care in the device market for treating multiple types of acute and chronic heart failure including congestive heart failure and sudden cardiac arrest.

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

Effective March 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), stock option grants to employees and directors were accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method) and the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, employee compensation expense was recognized only to the extent that the fair value of our common stock on the date of grant exceeded the stock option exercise price.

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on February 28, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first three quarters of fiscal 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of February 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on March 1, 2006, our net loss and basic and diluted loss per share for the three months and the nine months ended November 30, 2006, were $228,586 ($.003 per share) and $919,631 ($.012 per share) higher, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months and nine months ended November 30, 2005:

                                                                   Nine Months
                                           Three Months Ended         Ended
                                            November 30, 2005   November 30, 2005
                                           ------------------   -----------------
Net loss - as reported                        $(2,374,701)        $(11,808,017)
Add: Stock-based employee compensation
  expense included in reported net loss,
  net of related tax effects                       29,500            4,355,030
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects         (220,466)          (6,279,291)
                                              -----------         ------------
Net loss - pro forma                          $(2,565,667)        $(13,732,278)
                                              ===========         ============
Basic and diluted loss
  per share - as reported                     $      (.03)        $       (.16)
                                              ===========         ============
Basic and diluted loss
  per share - pro forma                       $      (.03)        $       (.18)
                                              ===========         ============

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods (no options were granted in the three months ended November 30, 2005:

                                                                                     Nine            Nine
                                                                 Three Months     Months Ended   Months Ended
                                         Three Months Ended         Ended         November 30,   November 30,
                                         November 30, 2006    November 30, 2005      2006            2005
                                         ------------------   -----------------  -------------   ------------
Expected volatility                            115.8                 N/A           115.8-121.8     60.3-87.8
Risk-free interest rate                        4.45%                 N/A           4.45%-5.35%    4.08%-4.27%
Expected life of options (years)           5.6-6.4 years             N/A          3.75-8 years     10 years
Weighted-average grant-date fair value          $.33                 N/A              $.47          $2.09
Expected dividends                              -0-                  N/A               -0-            -0-

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At November 30, 2006, there was $1,547,273 of unrecognized compensation cost related to stock-based payments which is expected to be recognized over a weighted-average period of 1.39 years.

The following table represents stock option activity for the nine months ended November 30, 2006:

                                                                     Weighted-Average
                                      Number of   Weighted-Average       Remaining
                                       Shares      Exercise Price      Contract Life
                                      ---------   ----------------   ----------------
Outstanding options at 2/28/06        9,594,020        $ .95
Granted                                 240,000        $1.19
Exercised                               (38,956)       $ .34
Forfeited                              (209,500)       $ .82
Expired                                 (90,000)       $ .50
                                      ---------
Outstanding options at 11/30/06       9,495,564        $ .93               6.85
                                      =========        =====               ====
Outstanding exercisable at 11/30/06   7,223,064        $ .78               6.36
                                      =========        =====               ====

Shares available for future stock option grants to employees and others under our 2001 Stock Option Plan were 455,482 shares available for future stock option grants to employees and others under our 2006 Stock Option Plan were 7,340,000.

At November 30, 2006, the aggregate intrinsic value of shares outstanding was $546,225, and the aggregate intrinsic value of options exercisable was $507,975. Total intrinsic value of options exercised was $17,223 for the nine months ended November 30, 2006.

The following table summarizes our non-vested stock option activity for the nine months ended November 30, 2006:

                                                          Weighted-Average Grant-Date
                                       Number of Shares            Fair Value
                                       ----------------   ---------------------------
Non-vested stock options at 2/28/06        3,048,750                 $1.31
Granted                                      160,000                 $1.03
Vested                                      (791,750)                $ .98
Forfeited                                   (144,500)                $ .80
                                           ---------
Non-vested stock options at 11/30/06       2,272,500                 $ .78
                                           =========

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

NEW ACCOUNTING PRONOUNCEMENT

EITF 00-19.2--In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payments arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this pronouncement will have on its financial statements if any.

INVESTMENT IN MYOTECH LLC:

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock, par value $.005, for 3,768,488 Class A (voting) units of Myotech.

Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 431,946 newly issued Class A units of Myotech. During the nine month period ended November 30, 2006, Biophan has provided $1,040,000 of additional funding satisfying the cash consideration of $2.225 million cited above, for 379,091 newly issued Class A units of Myotech. In addition, Biophan has also provided an additional investment of $577,447 to Myotech against milestone 2 in the quarter ended November 30, 2006 for 210,747 newly issued Class A units, which increased our ownership to 41.5%, for a total investment of $12,700,746 at November 30, 2006. Additional investments of $800,455 against milestone 2 have been made since November 30, 2006 for 291,775 additional newly issued Class A units, which raised our ownership percentage to 42.9% to date.

This investment was previously accounted for using the equity method. However, the Company re-evaluated its investment in Myotech and has determined that Myotech is a variable interest entity in accordance with FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. The Company has further concluded that it is the primary beneficiary as defined by FIN-46R and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company include the accounts of Myotech, LLC.

The following is selected financial data for Myotech, LLC:

                                                 November 30, 2006
                                                ------------------
Total current assets                               $    18,588
Intangible assets, net of amortization              23,418,416
Other assets                                           176,468
                                                   -----------
Total assets                                       $23,613,472
                                                   ===========
Current liabilities                                $   651,126
Equity                                              22,962,346
                                                   -----------
                                                   $23,613,472
                                                   ===========

                               Three Months Ended   Nine Months Ended
                                November 30, 2006   November 30, 2006
                               ------------------   -----------------
Net loss from operations           $(955,117)          $(3,230,046)
                                   =========           ===========

LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed Solutions, LLC, a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line, bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election, into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at November 30, 2006.

On January 24, 2006, we entered into an additional Line of Credit Agreement (the "Line of Credit Agreement") with Biomed Solutions, LLC, pursuant to which Biomed committed to make advances to us, in an aggregate amount of up to $5,000,000. Under the Line of Credit Agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum and were convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. In connection with the establishment of the credit facility, we issued to Biomed a warrant to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company recorded a discount on the borrowings of $1,678,425 due to the beneficial conversion feature of the note as well as for the value of the warrant. The balance of borrowings on the line was $3,930,000 at November 30, 2006. The fair value of the note is not readily determinable as there is a limited market for such related party debt.

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendment reduced the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which we have agreed, in the Purchase Agreement, to propose to our stockholders. For accounting purposes, these amendments have been treated, in substance, as an extinguishment of the old debt. Accordingly, the remaining unamortized discount on the old debt of $1,098,442 was written off, a loss on extinguishment of $670,053 on the old debt was recognized, and a discount was recorded on the new debt of $175,970 during the quarter ended November 30, 2006.

SENIOR SECURED CONVERTIBLE NOTES

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

As further consideration to the investors, on October 12, 2006 we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase shares of our common stock equal to the number of shares purchased under this one-year warrant, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that will automatically adjust the exercise price of the warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants to the price at which we issue such equity or equity-linked securities. The total fair value of the warrants was $14,554,105. The Company recorded a discount on the Notes of $7,250,000 for the fair value of the related warrants. This discount on the Notes is being amortized over the life of the Notes using the effective interest method. The excess of the fair value of the warrants over the carrying value of the notes, which amounted to, $7,304,105, was recognized as an additional interest expense.

FAIR VALUE OF WARRANT LIABILITY

In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we have recorded a liability of $8,191,418 for the fair value of the warrants related to the Senior Secured Convertible Notes at November 30, 2006 in order to provide for the possibility that we may be unable to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement and we currently do not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, since we currently do not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we reclassified warrants with an approximate value of $756,000 from equity to the warrant liability. The fair value of this amount was $396,378 at November 30, 2006. The Company expects to seek stockholder approval to increase the authorized shares at a Special Meeting to be scheduled within the next three months. The total fair value of derivative liability, originally recorded at $15,309,980 on October 12, 2006, was adjusted by $6,722,184 to $8,587,796 at November 30, 2006 resulting in a net non-cash income adjustment of $581,921 during the quarter ended November 30, 2006.

The warrants subject to the Stand-Still Agreement were not reclassified because they are not exercisable until the increase in the number of authorized shares and the investors have agreed not to require a cash settlement in the event the number of authorized shares is not increased.

As noted above, the fair value of the derivative liability pertaining to the warrants related to the Senior Secured Convertible Notes is volatile. Several factors and underlying assumptions are included in the Black-Scholes model to derive the fair value of the warrants. The factors and the assumptions are as follows:

      1. Number of warrants: varies from time to time dependent upon current period grants, conversions, forfeitures, and expirations,

      2. Term to expiration: expiration dates vary by grant and currently range from 1-5 years,

      3. Market price at the valuation date: $0.70/share at October 12, 2006; $0.45/share at November 30, 2006,

      4.    Exercise price of the warrants: varies by grant,

      5.    Dividend yield - assumed to be zero,

      6. Interest rate - we use the US Federal Reserve - "Treasury constant maturities rates" at the measurement date matched to the maturities of the warrants. The rates change over time and the maturities of the warrants change over time.

      7. Company stock price volatility on a look-back basis as a proxy for expected future volatility in stock.price. We use the look-back approach because the stock has a relatively short trading history as a publicly traded security.

While most of these factors changed during the period of October 12, 2006 to November 30, 2006, the most significant factor impacting the change in fair value was the change in stock price.

STOCKHOLDERS' EQUITY:

On May 27, 2005, the Company entered into a Stock Purchase Agreement with SBI Brightline XI, LLC. The agreement provides a $30 million fixed price financing for up to 10,000,000 shares at prices ranging from $2 to $4 a share. The sales of stock must be taken in tranches of 1 million shares each and the financing agreement requires the shares to be registered for resale by SBI. There are no resets, warrants, finder's fees or commissions associated with this financing transaction. Registration of the shares for resale by SBI was effective on May 18, 2006. The Company elected to put the first tranche of 1 million shares at $2 per share on May 23, 2006 and received the entire proceeds. The Company elected to put the second tranche of 1 million shares at $2 per share on July 21, 2006. Under this second tranche, only $1,175,000 has been received to date and only 587,500 additional shares have been issued to SBI. On October 11, 2006, the Company elected to put the entire remaining tranches, at a weighted average price of $2.60 per share, to SBI. To date, SBI has failed to meet its obligation to purchase these shares and the Company has not issued the shares.

Changes to stockholders' equity for the nine-month period ended November 30, 2006 were as follows:

                                                                                                          Deficit
                                                                                                        Accumulated
                                                    Number of               Additional                  During the
                                                   Outstanding   Common      Paid-in       Treasury     Development   Stockholders'
                                                     Shares       Stock      Capital         Stock         Stage          Equity
                                                   -----------  --------   -----------   -----------   ------------   -------------
Balance at February 28, 2006                       76,882,163   $409,026   $49,576,129   $(8,467,698)  $(31,969,658)  $  9,547,799
Shares issued for option exercises in the
  range of $.18 to $.67 per share                      38,956        195        12,984            --             --         13,179
Shares issued for cash pursuant to stock
  purchase agreement with SBI at $2.00 per share    1,587,500      7,937     3,167,063            --             --      3,175,000
Warrants issued in partial payment of
  financing costs at $.67 per share                        --         --       502,090            --             --        502,090
Extinguishment of debt on related
  party notes payable                                      --         --       670,053            --             --        670,053
Allocation of beneficial conversion feature
  of related party notes payable                           --         --       417,070            --             --        417,070
Allocation of proceeds to warrants                         --         --     7,250,000            --             --      7,250,000
Reclassification of warrants                                                (8,005,875)                                 (8,005,875)
Stock options expense                                      --         --     1,112,726            --             --      1,112,726
Net loss for the nine months ended
  November 30, 2006                                        --         --            --            --    (12,264,482)   (12,264,482)
                                                   ----------   --------   -----------   -----------   ------------   ------------
Balance at November 30, 2006                       78,508,619   $417,158   $54,702,240   $(8,467,698)  $(44,234,140)  $ 2,417,560
                                                   ==========   ========   ===========   ===========   ============   ============

COMMITMENTS:

The Company was obligated under operating leases for office space originally expiring January 30, 2008, which the Company had the right to terminate upon ninety days prior written notice to the landlord. The notice of termination was given to the landlord and we are operating on a month-to-month basis until such time as a relocation is accomplished. The Company has entered into new operating leases for office space commencing February 2007 and expiring March 31, 2022, subject to our right to terminate at any time after December 31, 2008 upon 90 days' notice.

The following is a schedule of future minimum rental payments, included annual increases, required under the operating lease agreements:

Year Ending
February 28,     Amount
------------   ----------
   2007        $    8,297
   2008           102,891
   2009           139,558
   2010           145,954
   2011           150,566
Thereafter      1,887,765
               -----------
               $2,435,031
               ===========

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

COMPANY BUSINESS

Over the past quarter, we have:

o Continued to develop and market our technology to help solve the problems of MRI safety that prevent MRI examination of people with pacemakers, implantable cardioverter defibrillators (ICDs), neurostimulators, pain control devices, pumps, and virtually any implanted or interventional device with elongated metal leads.

o Continued technical meetings and negotiations with representatives of multiple medical device companies interested in Biophan's solutions for MRI safety, and entered into currently ongoing negotiations with several of these companies in which we have responded to requests for pricing for co-exclusive licensing options. As a result of the acquisition of Guidant and Advanced Bionics by Boston Scientific, these companies have a license to use our technology for MRI safety for pacemakers, ICDs, and neurostimulators on a non-exclusive basis. This has led to a significant increase in activity and interest in additional licenses for our technology. Several of these discussions have resulted in the exchange of term sheets as well as discussions about possible forms of new R&D relationships.

o Recognized approximately $226,000 in revenue from licensing, MRI testing, and consulting. We expect to recognize additional revenue from these transactions in the next several quarters.

o Continued development of a new cardiac support system, the MYO-VAD, through our relationship with MYOTECH, LLC. The MYO-VAD is a life-saving device that provides benefits and competitive advantages not possible with other cardiac support devices. In the past, this technology has saved human lives and holds tremendous promise for the treatment of multiple forms of acute and chronic heart failure.

o Continued optimization of our technology to improve stents so they can be non-invasively imaged with MRI to detect the presence of restenosis (blood vessel blockage) and blood clots after implantation. We are also developing an MRI visible heart valve, including the ability to optionally place the valve under MRI guidance, which provides significant advantages over existing imaging procedures. Several technologies to enable stent and heart valve visibility are licensed exclusively to Boston Scientific (NYSE:BSX), with rights to enforce and/or sub-license the technology to third parties. Another technology that is for stent visibility is licensed exclusively to Biophan and developed in Aachen, Germany, and is outside the Boston Scientific Agreement. We can license this technology to third parties. We believe these technologies offer significant competitive advantage for manufacturers due to the benefit of non-invasive imaging of device function and the detection of blockage.

o Continued development of an MRI image compatible vena cava filter, which allows MR imaging of blood clots that may be present in the filter to help ensure the safe removal of the device. We are also developing a septal occluder device that can also be imaged and optionally implanted under MRI guidance to treat conditions such as PFO (patent foramen ovale) and atrial septal defects, a hole in the septum between the left and right atria in the heart. This will be the first septal occluder to be visible as well as optionally implantable under MRI.

o Continued working under a Cooperative Research and Development Agreement (CRADA) with the FDA's Office of Science and Engineering Laboratories
      (OSEL) to research and define methods for measuring MRI safety of medical implants by examining the leads of cardiac rhythm management and neurostimulation devices. This work will involve identifying worst case conditions for testing MRI safety, establishing precise device safety guidelines, and defining measurement methods, i.e., how to measure device safety. One objective of the CRADA is to develop test methods and guidelines that could be offered to standards-setting groups as well as FDA reviewers for consideration for testing MR compatibility. This initiative has participation by all major pacemaker, defibrillator, neurostimulator manufacturers, and several MRI manufacturers, and is moving the industry towards solving in earnest the problems of MRI contraindication for these devices.

We have determined that the technologies that we control which are the most proven and the most likely to produce revenues within the near term are our MRI technologies (both for safety and image compatibility), and the MYOTECH MYO-VAD technology. These technologies are our primary areas of focus.

Other programs, such as the biothermal power supply that we have been developing with NASA, and nanomagnetic controlled drug delivery, will take longer to develop, and we have decided to fund these projects through either government grants, strategic partners, or other structures that do not divert focus and resources from our short-term goals of capitalizing on our core business fields.

The work done to date at NASA on the biothermal power supply has indicated that it may require an additional 18 months to develop a significant improvement in thermoelectric materials over the current state of the art, and adequate to generate power from the available heat in the human body. This is the first step that we must complete before we can begin construction of a prototype for generating power from body heat. We estimate that the additional investment required to take this technology to a completed prototype stage will be at least two more years, at a cost of approximately $300,000 per year. We are exploring collaborations or joint development efforts to continue active development of this program. Currently, we hold a 51% interest in TE-Bio, the company which owns rights to the patented battery technology.

In our patent portfolio for controlled drug delivery using nanomagnetic particles, we are continuing research work at Alfred University. We created a division called Nanolution to pursue this technology, but due to our desire to focus on our core business, we have significantly reduced funding to this program. We will maintain the key patents and consider possible collaborations or grant funding opportunities. Basic material development work is proceeding at Alfred University, where much of our nanoparticle research is conducted.

LIQUIDITY

As further described under the heading "Line of Credit Agreements" in Notes to Condensed Consolidated Financial Statements, our affiliate Biomed Solutions, LLC, provided us with a $5 million Line of Credit. Under the Line of Credit agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the line of credit agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. We are obligated to utilize the entire credit facility. The balance of borrowings on the line was $3,930,000 at November 30, 2006. Biomed is headed by our CEO, Michael Weiner, who is also a substantial beneficial owner of Biomed. On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendments reduce the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. The amendments also eliminate our obligation to draw down the entire credit facility. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Iroquois Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which we have agreed, in the Purchase Agreement, to propose to our shareholders.

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after November 30, 2006 and are convertible, at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each, in accordance with the agreement. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at November 30, 2006.

As described in greater detail under the heading "Stockholders' Equity" in the "Notes to Condensed Consolidated Financial Statements", we have an agreement with SBI Brightline XI, LLC for a $30 million fixed price financing involving the sale to SBI of up to 10,000,000 shares of our common stock. The Company elected to sell the first tranche of 1 million shares at $2 per share on May 23, 2006; the funds from the sale of this first tranche have been received. The Company elected to sell the second tranche of 1 million shares at $2 per share on July 21, 2006. To date $1,175,000 of the funds from the sale of this tranche has been received and 587,500 shares have been issued. On October 11, 2006, we elected to exercise all of our remaining put rights, requiring SBI to purchase the remaining tranches at a price of $26,000,000. To date, SBI has failed to meet its obligation to purchase these shares and the Company has not issued the shares. We believe SBI's failure to purchase all of the shares which we elected to sell to them on July 21, 2006, or any of the shares which we elected to sell to them on October 11, 2006 constitutes a breach of SBI's contractual obligations under the SBI Agreement. Under the SBI Agreement, SBI is irrevocably bound to purchase the shares in the amounts and at the times determined by us. We intend to enforce all of our rights under the SBI Agreement and are actively considering our options and formulating a strategy to address SBI's default. In our Purchase Agreement with Iroquois Master Fund Ltd and the other investors, we agreed (i) to enforce all of our rights and remedies under the SBI Agreement in connection with the breach by SBI, and (ii) not to agree to any settlement, amendment, waiver or consent under the SBI Agreement without the prior written consent of Iroquois.

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock, par value $.005, for 3,768,488 Class A (voting) units of Myotech. Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. During the three month period ended November 30, 2006, Biophan has provided $0.577 million of additional funding to Myotech in exchange for 210,747 newly issued Class A units, which increased our ownership to 41.5%. Additional investments of $800,455 against milestone 2 have been made since November 30, 2006 for 291,775 additional newly issued Class A units, which raised our ownership percentage to 42.9% to date.

This investment was previously accounted for using the equity method. However, the Company re-evaluated its investment in Myotech and has determined that Myotech is a variable interest entity in accordance with FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. The Company has further concluded that it is the primary beneficiary as defined by FIN-46R and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company include the accounts of Myotech, LLC.

The Company revalued its investment in Myotech, now reported on the balance sheet as Intangible assets, using the services of a nationally-recognized appraisal firm.

On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with 10 private investors led by Iroquois Master Fund Ltd ("Iroquois").

Pursuant to the Purchase Agreement, on October 12, 2006 we issued $7,250,000 face amount of Senior Secured Convertible Notes (the "Notes") to the investors and received proceeds of $6,219,880 after paying fees and expenses of $1,030,120 related to the transaction. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.67 per share (the "Conversion Price"). Interest on the outstanding principal amount under the Notes is payable quarterly at a rate equal to the six-month London InterBank Overnight Rate plus 500 basis points, with a minimum rate of 10% per annum and a maximum rate of 12% per annum, payable at our option in cash or shares of our common stock registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Principal on the Notes amortizes and payments are due in 33 equal monthly installments commencing four months following issuance of the Notes, and may be made at our option in cash or shares of our common stock registered for resale under the Securities Act. If we elect to make a principal payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 87.5% of the 15-day trailing VWAPS prior to the principal payment date or (ii) the Conversion Price. Our obligations under the Notes are secured by a first priority security interest in substantially all of our assets pursuant to a Security Agreement dated as of October 11, 2006 among us, the investors and Iroquois, as agent for the investors (the "Security Agreement").

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

Our second $250,000 annual minimum payment under our license was received in December, 2006. As was the case with the first annual minimum payment, this payment will be recognized over 12 months starting in January 2007. Accordingly, for the three months ended November 30, 2006, the Company recorded $62,500 in revenue from the first payment.

We believe that the Company has adequate working capital resources for the upcoming 4-6 months of operations.

RESULTS OF OPERATIONS

The following comments discuss the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company comparing the three months ended November 30, 2006 to the three months ended November 30, 2005 and the nine months ended November 30, 2006 to the nine months ended November 30, 2005.

Comparison of the Three Months Ended November 30, 2006 to the Three Months Ended November 30, 2005.

Revenues: Revenues were $0.226 million for the three months ended November 30, 2006 as compared to $0.467 million for the three months ended November 30, 2005. Regarding development payments, in 2005, we recognized $0.225 million in revenues as a portion of an upfront payment having a 1-year term from Boston Scientific Scimed. The balance of this upfront payment has been fully recognized as revenue in the following 3 quarters ended August 31, 2006. Revenues from license fees represent fees from Boston Scientific Scimed. The remaining $0.164 million in operating revenues consists primarily of MRI-related testing services and consulting services to medical device manufacturers from our European subsidiary.

Operating Expenses

Research and Development. Research and development expenses increased by 43%, or $0.525 million, to approximately $1.737 million for the three months ended November 30, 2006 from approximately $1.212 million for the three months ended November 30, 2005.

Because we consolidated Myotech LLC at November 30, 2005, the three months ended November 30, 2006 include approximately, $0.491 million of expenses from Myotech. Excluding these expenses, the year-to-year comparison would have reflected a 2% increase of approximately $0.027 million. With the inclusion of Myotech, expenses, the increase in expenses is primarily attributable to spending on certain research projects by approximately $0.350 million and increased salary-related expenses of $0.236 million, partially offset by reduced license and patent attorney fees of approximately $0.156 million.

General and Administrative. General and administrative expenses decreased by 18%, or $0.285 million to approximately $1.264 million for the three months ended November 30, 2006 from approximately $1.548 million for the three months ended November 30, 2005. Because we consolidated Myotech LLC at November 30, 2005, the three months ended November 30, 2006 include approximately, $0.120 million of expenses from Myotech. Excluding these expenses, the year-to-year comparison would have reflected a decrease of approximately $0.380 million. With the inclusion of Myotech expenses, the decrease in expenses is primarily attributable to decreased general and administrative expenses overall. This overall decrease occurred despite an increase in noncash stock option expense of $0.139 million.

Other Income (Expense)

Interest Expense. We incurred interest expense amounting to approximately $1.889 million for the three months ended November 30, 2006 compared to $0.243 million of expense for the three months ended November 30, 2005. The increased expense (noncash) is attributed to the write-off of $1.1 million of the remaining unamortized discount on a note with Biomed Solutions, LLC

Fair Value of Warrant Liability. In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we have recorded a liability of $8,191,418 for the fair value of the warrants related to the Senior Secured Convertible Notes at November 30, 2006 in order to provide for the possibility that we may be unable to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement and we currently do not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, since we currently do not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we reclassified warrants with an approximate value of $756,000 from equity to the warrant liability. The fair value of this amount was $396,378 at November 30, 2006. The Company expects to seek stockholder approval to increase the authorized shares at a Special Meeting to be scheduled within the next three months. The total fair value of derivative liability, originally recorded at $15,309,980 on October 12, 2006, was adjusted by $6,722,184 to $8,587,796 at November 30, 2006. The fair value of the derivative liability pertaining to the warrants is volatile. For a further explanation on the factors and assumptions included in the Black-Scholes model to derive the fair values, please refer to the notes to the condensed consolidated financial statements under the heading 'Fair Value of Warrant Liability'.

Loss on Extinguishment of Debt. Under another provision of the note agreement cited above we incurred a loss on the extinguishment of the note (noncash) with Biomed Solutions, LLC due to the substantial amendment to the note with Biomed, amounting to $0.670 million.

Minority Interest in Net Loss of Myotech LLC. The loss of $0.471 million is a pro rata share of the loss incurred by Myotech, LLC attributable to minority interests for the three months ended November 30, 2006. There was no investment in Myotech LLC or minority interest in Myotech LLC for the three months ended November 30, 2005. As further described under the heading "Investment in Myotech LLC" in the "Notes to Condensed Consolidated Financial Statements" the Company holds a 41.5% interest in Myotech LLC at November 30,2006, which we must consolidate as a variable interest entity since the Company is deemed to be the primary beneficiary in the relationship with Myotech.

Comparison of the Nine Months Ended November 30, 2006 to the Nine Months Ended November 30, 2005.

Revenues: Revenues were $0.881 million for the nine months ended November 30, 2006 as compared to $0.588 million revenues for the nine months ended November 30, 2005 due to development contract payments and license fees from Boston Scientific Scimed, and operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers.

Operating Expenses

Research and Development. Research and development expenses increased by 23%, to approximately $ 6,267 million for the nine months ended November 30, 2006 from approximately $5.104 million for the nine months ended November 30, 2005. Stock options expense (noncash expense) amounted to $0.472 million in the nine months ended November 30, 2006 and $2.081 million in the nine months ended November 30, 2005 due primarily to the accounting for contingent stock options in the nine months ended November 30, 2005. Without consideration for expenses related to stock options, the expense for the nine months ended November 30, 2006 would have been $5.795 million compared to $3.022 million for the same period in 2005, or a 92% increase of $2.772 million.

Because we consolidated Myotech LLC at November 30, 2005, the nine months ended November 30, 2006 include approximately, $1.800 million of operating expenses from Myotech and $1.033 million in noncash intangible assets amortization pertaining to Myotech. With the inclusion of Myotech, and aside from the increase due to amortization expenses, the increase in expenses is primarily attributable to spending on certain research projects of approximately $2.0 million and increased salary-related expenses of approximately $0.375 million, partially offset by reduced license and patent attorney fees of approximately $0.615 million.

General and Administrative. General and administrative expenses decreased by 25% to approximately $4.924 million for the nine months ended November 30, 2006 from approximately $6.568 million for the nine months ended November 30, 2005. Stock options expense (noncash expense) amounted to $0.641 million in the nine months ended November 30, 2006 and $2.563 million in the nine months ended November 30, 2005 due primarily to the accounting for contingent stock options in the 9 months ended November 30, 2005. Without consideration for expenses related to stock options, and without the inclusion of Myotech, the expense for the nine months ended November 30, 2006 would have been $4.283 million compared to $4.005 million, or a 7% increase of $0.278 million from the same period in 2005.

Because we consolidated Myotech LLC at November 30, 2005, the nine months ended November 30, 2006 include approximately, $0.396 million of operating expenses from Myotech. With the inclusion of Myotech, expenses increased by 7% and the increase in expenses is primarily attributable to spending for salaries and related costs of $0.380 million and increased outside financial compliance, audit, legal and other professional services of $0.350 million, partially offset by reduced spending in most other general and administrative expense categories.

Other Income (Expense)

Interest Expense. We incurred interest expense amounting to approximately $2.574 million for the nine months ended November 30, 2006 compared to $1.011 million of expense for the nine months ended November 30, 2005. The increased expense (noncash) is attributed to the write-off of $1.1 million of the remaining unamortized discount on a note with Biomed Solutions, LLC

Fair Value of Warrant Liability. In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we have recorded a liability of $8,191,418 for the fair value of the warrants related to the Senior Secured Convertible Notes at November 30, 2006 in order to provide for the possibility that we may be unable to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement and we currently do not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, since we currently do not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we reclassified warrants with an approximate value of $756,000 from equity to the warrant liability. The fair value of this amount was $396,378 at November 30, 2006. The Company expects to seek stockholder approval to increase the authorized shares at a Special Meeting to be scheduled within the next three months. The total fair value of derivative liability, originally recorded at $15,309,980 on October 12, 2006, was adjusted by $6,722,184 to $8,587,796 at November 30, 2006. The fair value of the derivative liability pertaining to the warrants is volatile. For a further explanation on the factors and assumptions included in the Black-Scholes model to derive the fair values, please refer to the notes to the condensed consolidated financial statements under the heading 'Fair Value of Warrant Liability'.

Loss on Extinguishment of Debt. Under another provision of the note agreement cited above we incurred a loss on the extinguishment of the note (noncash) with Biomed Solutions, LLC due to the substantial amendment to the note with Biomed, amounting to $0.670 million.

Minority Interest in Net Loss of Myotech LLC. The loss of $1.687 million is a pro rata share of the loss incurred by Myotech, LLC attributable to minority interests for the nine months ended November 30, 2006. There was no investment in Myotech LLC or loss on investment in Myotech LLC for the nine months ended November 30, 2005. As further described under the heading "Investment in Myotech LLC" in the "Notes to Condensed Consolidated Financial Statements" the Company holds a 41.5% interest in Myotech LLC, valued on our balance sheet at November 30, 2006 at $12.701 million, which we must consolidate as a variable interest entity since the Company is deemed to be the primary beneficiary in the relationship with Myotech.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of November 30, 2006, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.

Primary Market Risk Exposures.

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the three and six months ended November 30, 2006, foreign currency translation gains and losses were immaterial as a result of consolidating the Company's foreign subsidiaries. During the period, the Company did not engage in any foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no significant changes in Risk Factors from the Form 10-Q filed for the period ended August 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement we issued to ten qualified institutional buyers (as such term is defined in Rule 144A under the Securities Act) and/or accredited investors (as such term is defined in Rule 501(a) under the Securities Act) the following securities (the "Securities"):

      (i) an aggregate of $7,250,000 principal amount of our Senior Secured Convertible Notes due October 11, 2009 (the "Notes");

      (ii) five-year warrants for the purchase of an aggregate of 5,410,498 shares of our common stock at an exercise price of $0.81 per share;

      (iii) five-year warrants for the purchase of an aggregate of 5,410,498 shares of our common stock at an exercise price of $0.89 per share; and

      (iv) one-year warrants for the purchase of an aggregate of 10,820,896 shares of our common stock at an exercise price of $0.67 per share.

The Notes are convertible, at any time at the election of the holders, into shares of our common stock at a conversion price of $0.67 per share. If the entire principal amount of the Notes were converted, we would issue to the holders an aggregate of 10,820,896 shares of our common stock. The Securities were issued in a private placement not involving any public offering and exempt from registration under the Securities Act pursuant to the exemptions provided by Section 4(2) of such Act and by Regulation D and Regulation S promulgated under such Act. The Securities were sold for cash at an aggregate offering price of $7,250,000. C.E. Unterberg, Towbin acted as the exclusive placement agent in the offering. We paid the placement agent a cash fee of $580,000 and issued to it a five-year warrant to purchase an aggregate of 865,672 shares of our common stock at a price of $0.67 per share.

(b) On October 18, 2006, we issued and sold 587,500 shares of our common stock, at a price of $2.00 per share, to SBI Brightline XI, LLC ("SBI"). The sale was made pursuant to the Stock Purchase Agreement dated as of May 27, 2005 between us and SBI (as amended by Amendment No. 1 thereto dated January 9, 2006, the "Stock Purchase Agreement"). The shares sold on October 18 constitute a portion of the second of ten tranches of shares which we may require SBI to purchase under the Stock Purchase Agreement. The issuance and sale of the shares was made without registration under the Securities Act of 1933 pursuant to the exemption provided in Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit No.                  Exhibit Description                     Location
-----------  --------------------------------------------------   -------------

4.1       Amendment No. 1 dated October 11, 2006, to Line of
          Credit Agreement by and between Biophan Technologies,
          Inc. and Biomed Solutions, LLC                                     (1)

4.2       Amended and Restated Convertible Promissory Note of
          Biophan Technologies, Inc. in the principal amount of
          $5,000,000, dated October 11, 2006, payable to the
          order of Biomed Solutions, LLC                                     (2)

4.3       Subordination and Standstill Agreement dated October
          11, 2006, by and among Biophan Technologies, Inc.,
          Biomed Solutions, LLC, and those Purchasers named
          therein                                                            (3)


4.4       Form of Senior Secured Convertible Notes due October
          11, 2009 issued pursuant to the Securities Purchase
          Agreement, dated October 11, 2006, by and among
          Biophan Technologies, Inc. and those Purchasers
          named therein                                                      (4)

4.5       Form of Five-Year Warrants issued and to be issued
          pursuant to the Securities Purchase Agreement, dated
          October 11, 2006, by and among Biophan Technologies,
          Inc. and those Purchasers named therein                            (5)

4.6       Form of One-Year Warrants issued pursuant to the
          Securities Purchase Agreement, dated October 11, 2006,
          by and among Biophan Technologies, Inc. and those
          Purchasers named therein                                           (6)

10.1      Securities Purchase Agreement, dated October 11, 2006,
          by and among Biophan Technologies, Inc. and those
          Purchasers named therein.                                          (7)

10.2      Security Agreement, dated as of October 11, 2006, by
          and among Biophan Technologies, Inc., the Purchasers
          named therein and Iroquois Master Fund Ltd., as agent
          for the Purchasers                                                 (8)

10.3      Amendment No. 2 to Securities Purchase Agreement dated
          as of November 28, 2006 between Myotech LLC and
          Biophan Technologies, Inc.                                         (9)

10.4      Lease between Schoen Place LLC and Biophan
          Technologies, Inc.                                                (10)

31.1      Certification of C.E.O. pursuant to Rule 13a-14(a)      Filed herewith

31.2      Certification of C.F.O. pursuant to Rule 13a-14(a)      Filed herewith

32.1      Certification of C.E.O. pursuant to Rule 13a-14(b)      Filed herewith
             and 18 U.S.C. Section 1350

32.2      Certification of C.F.O. pursuant to Rule 13a-14(b)      Filed herewith
             and 18 U.S.C. Section 1350


(1) Incorporated by reference to Exhibit 10.2 to Form 8-K filed October 13, 2006 (the "October 13, 2006 8-K").

(2)   Incorporated by reference to Exhibit 10.3 to the October 13, 2006 8-K.

(3)   Incorporated by reference to Exhibit 10.4 to the October 13, 2006 8-K.

(4)   Incorporated by reference to Exhibit 4.2 to the October 13, 2006 8-K.

(5)   Incorporated by reference to Exhibit 4.3 to the October 13, 2006 8-K.

(6)   Incorporated by reference to Exhibit 4.4 to the October 13, 2006 8-K.

(7)   Incorporated by reference to Exhibit 4.1 to the October 13, 2006 8-K.

(8)   Incorporated by reference to Exhibit 10.1 to the October 13, 2006 8-K.

(9) Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 8, 2006.

(10) Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 9, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOPHAN TECHNOLOGIES, INC.
                                        (Registrant)


                                        By: /s/ Michael L. Weiner
                                            ------------------------------------
                                            Name: Michael L. Weiner,
                                            Title: Chief Executive Officer


                                        By: /s/ Darryl L. Canfield
                                            ------------------------------------
                                            Name: Darryl L. Canfield
                                            Title: Chief Financial Officer,
                                            Treasurer and Secretary (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                        Date: January 24, 2007