Form 10-K
period 2007-02-28
BIOPHAN TECHNOLOGIES INC
filed 2007-05-08
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

                                   ----------

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2007

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-26057

                                   ----------
                           BIOPHAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------


                NEVADA                                        82-0507874
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                   15 SCHOEN PLACE
                 PITTSFORD, NEW YORK                                     14534
      (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code: (585) 267 - 4800

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.005 par value

                                   ----------

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

   Large Accelerated Filer |_| Accelerated Filer |X| Non-Accelerated Filer |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the the average bid and asked price reported on the OTC Bulletin Board as of August 31, 2006 was $52,575,296.

      The number of shares outstanding of the registrant's common stock, $0.005 par value, as of April 25, 2007 was 83,431,699 shares.

                       Documents Incorporated By Reference
Not applicable.

                                 TABLE OF CONTENTS

 Item No.                                                                   Page
 --------                                                                   ----
                                      PART I
 1     Business                                                                3
1A     Risk Factors                                                           19
1B     Unresolved Staff Comments                                              24
 2     Properties                                                             24
 3     Legal Proceedings                                                      24
 4     Submission of Matters to a Vote of Security Holders                    25

                                     PART II
 5     Market for Registrant's Common Equity; Related Stockholder
       Matters and Issued Purchases of Equity Securities                      25
 6     Selected Financial Data                                                27
 7     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              28
7A     Quantitative and Qualitative Disclosures About Market Risk             43
 8     Financial Statements and Supplementary Data                           F-1
 9     Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure                                               44
9A     Controls and Procedures                                                46
9B     Other Information                                                      46

                                    PART III
10     Directors and Executive Officers of the Registrant                     47
11     Executive Compensation                                                 57
12     Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters                             68
13     Certain Relationships and Related Transactions                         70
14     Principal Accountant Fees and Services                                 72
15     Exhibits and Financial Statement Schedules                             72

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

                                     PART I

ITEM 1. BUSINESS

                                   BUSINESS

OVERVIEW

      Biophan Technologies, Inc. is a technology development company with a strong market focus. We were co-founded by current CEO Michael Weiner and Wilson Greatbatch, inventor of the first successfully implanted cardiac pacemaker, which he licensed to Medtronic. We went public in December 2000. We have assembled a veteran management team, with extensive experience in technology development, product development, intellectual property management and business-to-business technology licensing. We were formed to enable all medical devices to be capable of safely and successfully working with Magnetic Resonance Imaging (MRI).

MRI Related Technologies

      Our technologies for MRI safety and image compatibility apply to a broad segment of the medical device marketplace. The limitations of existing devices are becoming increasingly significant as MRI continues to grow as a premier imaging modality due to its exceptional soft tissue contrast, ability to provide functional data and its lack of ionizing radiation, which separates MRI from fluoroscopy and CT imaging.

      The limitations of existing medical devices with MRI are two-fold. Some devices have safety limitations - patients with these types of implants would be in danger if they were placed in an MRI machine. These devices are currently contraindicated for use with MRI, preventing patients with these implants from having potentially life saving diagnostic MRI procedures performed. Devices that are currently contraindicated for use with MRI include pacemakers, implantable cardioverter defibrillators (ICDs) and neurostimulators.

      Other types of medical devices are safe for use with MRI, but interfere with the MRI image, creating an image artifact (distortion) when viewed under MRI. This limited MRI image compatibility prevents imaging either within the implant or in the area immediately around the implant. Devices that have limited MRI image compatibility include stents, heart valves, vena cava filters, occluders and certain types of catheters and guidewires.

      Biophan has solutions to the problems of MRI safety and image compatibility that enable:

            Removal of the MRI contraindications from an important category of implants, including pacemakers, ICDs and neurostimulators, allowing millions of patients with these implants to receive potentially life saving diagnostic MRI procedures;

            MRI image compatible stents which allow for the detection of in-stent restenosis and thrombus detection with a non-invasive MRI procedure rather than a much more invasive angiogram or intravenous ultrasound procedure;

            MRI image compatible vena cava filters, which allow for visualization within the filter for the detection of thrombi caught in the filter, enabling the physician to determine when it is safe to remove the device;

            MRI image compatible stent-based heart valves, which can be placed under MRI guidance and enable non-invasive follow up and evaluation of the function of the valve; and

            Catheters and guidewires designed to operate in an MRI environment safely and effectively, enabling much broader adoption of MRI guided interventional procedures which benefit from improved soft tissue contrast and reduce the exposure of both the patient and physician to the radiation associated with fluoroscopy and CT imaging.

      We believe that Biophan's suite of technology solutions solves all of the MRI limitations associated with these products, enabling the development of products with significant competitive advantages. The market for devices that currently have either safety or image compatibility limitations with MRI is currently in excess of $15.8 billion, with strong historic growth rates.


      Biophan has aggressively protected its technologies with broad patent protection. Our total U.S. portfolio of patents owned as well as exclusively licensed inclusive 61 issued patents and over 60 applications at various stages of examination at the U.S. Patent and Trademark Office.


      Biophan is well positioned to take advantage of this market opportunity, with proven technologies and broad intellectual property protection. We employ internal research facilities, combined with outsourcing to contract laboratories and universities with appropriate expertise, leveraging our core competencies with a network of strategic partnerships. This approach eliminates the need to build unnecessary infrastructure.

      Biophan's marketing efforts are focused on business-to-business sales of our technology. Since we are focused on working with the leaders in each market segment, the number of prospective partners is approximately 25 medical device companies. Biophan's marketing and sales efforts rely on a select group of experienced business development and technology licensing executives.

      Biophan entered into its first significant license agreement with Boston Scientific Scimed Corporation in 2005 covering a range of products in exclusive and non-exclusive product segments. Boston Scientific renewed its license in January 2007, with a $250,000 payment.

MYOTECH MYO-VAD (in the future, Biophan will refer to this product as the Myotech Circulatory Support System (CSS)).

      Biophan has also taken a minority equity position in Myotech, LLC, with an option to take a majority position, to help Myotech develop and market a novel cardiac support system. The Company has determined that Myotech is a variable interest entity in accordance with FIN 46(R). The Company has further concluded that it is the primary beneficiary as defined by FIN 46(R) and, as a result, the Company is required to consolidate Myotech as of the date of acquisition of November 30, 2005. Therefore, the consolidated financial statements of the Company include the accounts of Myotech, LLC.

      Myotech was formed in July 2003 to commercialize a new mechanical cardiac support system called the MYO-VAD(TM) which is based upon a family of technologies known as Direct Mechanical Ventricular Actuation (DMVA). The MYO-VAD is aimed at one of the largest and fastest growing medical market segments, the treatment of heart failure. ABN-AMRO Morgan Stanley has forecast worldwide sales of ventricular assist devices (VAD) to grow from its 2003 level of $400 million to $7.1 billion by 2009, reflecting an anticipated compounded annual growth rate of 61%.


      Existing cardiac assist devices, such as VADs, have serious limitations that include clotting and stroke, infection, bleeding, repeat major surgery, and high mortality rates. The devices are available only at a limited number of transplant and specialized cardiac centers and are very expensive to use, often costing in excess of $200,000 per procedure.

      The MYO-VAD is a comprehensive cardiac support system that has features designed to provide safer and more effective support to a wide array of acute and chronic heart failure conditions. As shown in trials of early prototypes at Duke University in the 1990s, such a device can be installed quickly to stabilize and provide short term support to patients suffering from acute heart failure (in order to minimize ischemic damage) as well as remain in the body for extended periods to provide longer-term support for chronic heart failure patients to help the heart to recover and ultimately allow the device to be removed. The MYO-VAD offers the following additional competitive advantages:

           No contact with circulating blood which reduces the problems of clotting and stroke, bleeding, repeat surgery, and infection - problems that plague existing VADs;

           Technically simple, rapid installation (approximately three minutes) that does not require highly specialized cardiothoracic surgeons; and

           The ability to completely restore blood flow from the diseased or failed heart. The MYO-VAD provides systolic (emptying) and diastolic (filling) support to both ventricles. Current VADs typically provide only systolic support to one ventricle.

      Future versions are expected to include designs with therapeutic capabilities, such as drug delivery designed to enable the MYO-VAD to treat a wide variety of acute and chronic heart failure conditions. We also plan to make the MYO-VAD available in multiple sizes to treat more heart failure patients, including women.

      Healthcare leaders in the U.S. government and private sector also recognize this resulting in an allocation of $1 million in 2007 to accelerate the availability of the MYO-VAD in forward combat treatment stations as well as suburban and rural hospitals.

      The short term goal is to develop and introduce a first generation (Gen-1) product. We will initially focus on the commercialization of the Gen-1 MYO-VAD product, which is designed to address the Bridge-to-Bridge / Bridge-to-Recovery, Acute Resuscitation and Bridge-to-Transplant market segments. Additional R&D will be conducted in parallel to develop the technological capabilities required for the Company to expand the use of the Gen-1 product.

      It is anticipated that the Gen-1 MYO-VAD will enter into clinical studies in fiscal year 2008. The clinical study is planned to include fifty to sixty patients at 6 to 10 centers. It is anticipated that it will take approximately six months to complete the clinical study. The MYO-VAD is targeted to be marketed and distributed by entering into a strategic relationship with a major medical device company.

MARKET OPPORTUNITY

MRI Related Technologies

      Some medical devices have limitations related to MRI safety, and may be contraindicated for use with MRI (such as pacemakers and neurostimulators). Patients with these types of implants cannot have MRI exams performed even if the exams are needed for life threatening conditions, such as cancer detection or diagnosis of aneurysms.

      Biophan has developed a "toolbox" of solutions to enable implants such as pacemakers, ICDs and neurostimulators to be manufactured to be MRI safe. Biophan has also in-licensed some complementary technologies to provide a full range of technology solutions. Devices made incorporating Biophan's patented technologies have the capability to have their contraindication removed, allowing patients to be free to have critical MRI examinations performed. We believe that this capability can provide a competitive advantage in the marketplace.

      Many devices are already safe for use with MRI, but have limited MRI image compatibility. This includes devices such as stents, vena cava filters, and some types of catheters and guidewires. Some of these devices are simply not well imaged under MRI, while other devices have properties that interfere with the MRI image by causing an image artifact (distortion) in the area in and around the device, limiting the effectiveness of MRI for placement or diagnostic follow-up on these implants.

      Biophan has solutions to these problems as well. Biophan's internally developed technology and patents, in combination with exclusive in-licensed technologies provide comprehensive intellectual property coverage for Biophan's MRI image compatibility solutions. Our solutions include an MRI-safe motor that can be used in implantable devices such as drug pumps.

      The total market for all cardiac rhythm management products, including pacemakers, implantable cardioverter defibrillators and cardiac resynchronization therapy is estimated by Paumanok Publications, Inc. in its 2005 Implantable Defibrillator Markets Report to exceed $10 billion in 2006. This represents the largest single segment of the potential market for MRI-safe implants.


      Management believes that the most significant product opportunity in MRI image compatibility is the coronary stent market, which is dominated by drug eluting stents. This market was estimated by Lehman Brothers Equity Research in its 2006 Medical Device Outlook to exceed $5.5 billion in 2006.

STRATEGY

MRI Related Technologies


      Management believes that the target market for Biophan's MRI related technologies, represented by the number of medical devices and implants that have limitations related to MRI safety or image compatibility, is in excess of $15.8 billion.


      The FDA's position on MRI-safe devices has become increasingly clear, as the FDA has presented data recently (including at the Society for Medical Innovations and Technology, May 2006) which has validated the MRI safety problems, and the difficulties of testing, associated with implants such as pacemakers, implantable cardioverter defibrillators, and cardiac resynchronization therapy devices provides for technology to improve the MRI safety and image compatibility of medical devices. Our primary competition comes from in-house research and development efforts by the major medical device manufacturers.

      Management is not aware of any other integrated solutions.

      Based upon the above, and management's knowledge of this market, Biophan has developed the following strategy and operating philosophy:

      o Position Biophan as the leading innovator in applying technologies for MRI safety and image compatibility to medical implants and interventional devices;

                  Continue to focus on developing and marketing solutions to enable MRI safe and image compatible products and implants; and

                  Seek new and novel market applications for the Company's primary technologies;

      o Utilize an experienced business-to-business sales and technology licensing team to market the Company's technologies;

      o Protect current and future technology developments by establishing and maintaining a strong patent position; and

      o Continue to call on development and marketing partners to bring these technologies to the market in a broad range of products, focusing on the leading 20 to 25 medical device manufacturers, with specific targeting of the top three in each major product category.

      MYOTECH MYO-VAD(TM)

      With regard to the MYO-VAD(TM) technology, we recognize the following:

            Mechanical cardiac assist devices provide many benefits for heart failure patients relative to existing treatment procedures;

            The potential of the VAD market alone is estimated to be approximately $7 to $8 billion and growing at a rate of 50-60% annually;

            Conventional VADs have distinct disadvantages including invasiveness to the patient, clotting and stroke, bleeding, repeat surgery, and infection;

            There are currently no other equally capable solutions on the market and none are anticipated. This position is based upon the following:

                        Searches of the medical market;

                        Review of U.S. and foreign patents and patent activity;

                        Review of the literature and activity within the scientific community;

                        Our Scientific Advisory Board's knowledge of relevant industry activities; and

                        Participation in relevant tradeshows;

            We possess a substantial intellectual property portfolio which protects current and future developments of its technology in the U.S. and other major international markets; and

            The expertise, depth, and experience of its management team.

      Based on the above and management's knowledge of its markets, Biophan, along with MYOTECH, has developed the following strategy and operating philosophy:

      o Initially focus on the development and approval of a Gen-1 product for the Bridge-to-Bridge, Bridge-to-Recovery, and Acute Resuscitation market segments;

      o On an intermediate basis, focus on next-generation products for the Therapeutic Recovery and Destination Therapy market segments;

      o     Enhance awareness of the MYO-VAD by:

                        Utilizing the Scientific Advisory Board;

                        Engaging industry thought leaders;

                        Publication of the results of pre-clinical and clinical activities; and

                        Participation at major medical and scientific forums;

      o Interface with the FDA on a pre-approval basis to help ensure rapid approval of MYO-VAD Gen-1 product;

      o Market and distribute the MYO-VAD by entering into a strategic relationship with a leading medical device company with an appropriate sales and marketing infrastructure;

      o Utilize well-recognized manufacturing companies currently producing products for the major medical device companies, to minimize entry costs and shorten time to market. Utilize this manufacturing capacity until such time as product manufacturing is brought in house or taken over by the strategic partner;

      o Protect current and future technology developments by establishing a strong trademark and patent position;

      o Recruit additional, expert-level subject matter expertise where it compliments core team capabilities; and

      o Rapidly develop and introduce a first generation product to establish an early revenue stream, while conducting parallel R&D to demonstrate the ability of the technologies to meet the needs of additional market segments.

TECHNOLOGY

Technologies for MRI Safety

      Biophan has created a portfolio of technologies for MRI safety, to enable broad patent coverage and different solutions customized to work with different types of products. Below is a description of four of the key technologies that Biophan has which enable devices such as pacemakers, ICDs and neurostimulators to be made safe for use in an MRI environment.

      1. Discrete Resonant Circuit - Resonant circuit that blocks RF induced currents to minimize heating. The Company has demonstrated the effectiveness of this solution in laboratory tests.

      2. Lead Wire Winding - Tuning the lead by modifying the windings to reduce energy transfer, thereby minimizing induced heating. We have demonstrated the effectiveness of this solution in laboratory tests.

      3. Low Pass Filter - Inductor-capacitor circuit to form a low pass filter to minimize heating.

      4. Wire Looping - Opposing loops minimize induced voltages.

Technologies for MRI Image Compatibility

      Biophan has developed and in licensed a number of technologies for improving MRI image compatibility of interventional devices and implants. These technologies fall into two main categories:

      o     Resonator Technology

                  o Incorporating a resonant circuit, tuned to the resonant frequency of the MRI machine, to enhance the MRI signal and overcome the image artifact (distortion).

      o     Novel Device Designs

                  o Our other approach to overcoming the limitations with MRI is a combination of novel designs and materials which effectively cancel out the artifacts that interfere with the image. There are two types of artifacts:

                              o The Faraday Cage effect is formed from the distribution of electromagnetic signals on a conducting form such as a stent or vena cava filter. This artifact source can be overcome by modifying the geometry of the device.

                              o The second source of image artifact is a magnetic susceptibility artifact, resulting from the materials of construction of the device and their magnetic properties. Modifying the material that the device is made from will overcome this artifact source.

                  o Biophan has licensed a patent covering the combination of anti-Faraday Cage geometries combined with materials designed to reduce the magnetic susceptibility artifact.

Products That Can Benefit From Improved MRI Safety

      Patients with implanted devices such as pacemakers, defibrillators, and neurostimulators are currently denied the benefits of MRI due to the risks posed by their implants. Implanted leads (wire-like devices) and other metallic devices, acting as antennas, adsorb radio-frequency energy from an MRI machine.

      The effect can cause the leads to heat up and generate induced voltages, contributing to the current contraindication of devices for use with MRI - patients with these implants are not permitted to have MRI procedures performed. These contraindications apply to any device with a long, conductive lead or wire. This includes the following:

      o     Pacemakers

      o     Implantable cardioverter defibrillators (ICDs)

      o     Cardiac resynchronization therapy (CRT) devices

      o     Neurostimulators, including deep brain stimulators

Product Opportunities for Improved MRI Imaging

These product opportunities include the following:

      o     MRI visible stents

      o     MRI visible vena cava filters

      o     MRI visible stent based heart valve

      o     Guidewires

      o     Catheters

                               MRI Visible Stents

      A stent is a device that is implanted to hold open a blood vessel that has become too narrow due to atherosclerosis. When imaged under MRI, stents act as a Faraday cage, and create a large image artifact which prevents viewing of blockages or clotting within the stent. Biophan has developed a solution to this problem.

      The image artifact (a large dark area on the MRI image in the area where the stent is located) prevents the physician from seeing the critical area in and around the stent. This is caused by the fact that a metallic stent behaves as a Faraday Cage due to its geometry and material, and the stent additionally creates a magnetic susceptibility artifact due to the material of manufacture of the stent.

      To overcome this limitation, Biophan has developed a resonator technology, which uses tuned circuits to increase the RF signal, and overcome the Faraday Cage effect, making it possible to image within and around a stent.

      Biophan's technology allows imaging of a blood clot or restenosis within a stent. Currently, measuring restenosis within a stent requires either angiography or intravenous ultrasound, both of which involve complex and invasive catheterization procedures and have a higher chance of complications to the patient than a simple, non-invasive MRI scan.

                          MRI Visible Vena Cava Filters

      A vena cava filter is a device inserted into a major vein to prevent a thrombus (blood clot) from entering the lungs, which could cause a pulmonary embolism. This device will trap the blood clot in a "cage" before it reaches the lungs.

      Similar to the problems associated with imaging a stent, vena cava filters create an image artifact when imaged by MRI. Biophan's resonator technology allows for overcoming this interference. This technology has significant implications for the future of medical imaging. The ability to effectively visualize would allow a physician to determine the degree of clotting within the filter and to know when it is safe to remove the device, or if it is necessary to take other actions.

                       MRI Visible Stent-Based Heart Valve

      A stent based heart valve enables replacement of the aortic valve without the requirement of an open-heart surgery. In cases of calcification of the aortic valve, the function of the valve is no longer efficient. The standard clinical procedure would be to replace the valve in an open-heart surgery. This is a complicated, risky and expensive procedure.

      Our technology allows the procedure to be performed via percutaneous access through a peripheral vessel, with the procedure performed over a guide wire for placement. The procedure may be performed under fluoroscopy using contrast media injections, or under MRI guidance. For this procedure, there is no need to stop the heart, and no need to put the patient on a heart-lung bypass machine during the operation.

      With an MRI visible stent-based heart valve, the physician can utilize MRI imaging, with its 3D-orientation and excellent image quality. It is possible to perform the planning and the implementation of the interventions without the side effects of exposure to x-rays, including harmful radiation exposure for both the patients and the physician, and the need for nephrotoxic contrast media. In addition, the ability to accurately visualize the function of the valve under MRI with Biophan's resonator technology can allow less invasive follow up to assess valve function on a regular basis.


                            Guidewires and Catheters

      Viewing interventional devices, such as catheters and guidewires, under MRI is a challenge if the objects are smaller or thinner than the resolution of the MRI system or if the objects are made of materials that are less well contrasted under MRI. Biophan's patented technologies overcome this, enabling surgical procedures under MRI that would have been difficult or impossible previously.

SALES AND MARKETING

MRI Related Technologies

These technologies are applicable to a broad array of products, including:

      For MRI safety - pacemakers, implantable cardioverter defibrillators, cardiac resynchronization therapy, neurostimulators, and guidewires; and

      For MRI image compatibility - stents, vena cava filters, heart valves, occluders, and catheters.

      Biophan's technology supplies an important feature for these devices, but the devices and systems are complex and have a significant hurdles in terms of design, development, manufacturing and regulatory approval. As a result, Biophan plans to license these technologies to leading medical device manufacturers who have the experience, capabilities and sales force to market products with these features and benefits.

      Biophan's marketing efforts are focused on business-to-business sales of our technology. Since we are focused on working with the leaders in each market segment (which we define as the top three in terms of market share for each target product), the number of prospective partners is approximately 25 medical device companies.

RESEARCH AND DEVELOPMENT

      Biophan's technology development plan is based upon identifying specific market opportunities and pursuing multiple approaches to provide different technology solutions for these specific problems. As an example, in the area of MRI safety Biophan has four basic core technologies and a number of additional technology options. In the area of MRI image compatibility of stents, Biophan has two basic technologies platforms, as described in detail above.

      This multi-prong approach to technology development has numerous advantages compared with the typical approach of technology development companies that focus on one basic technology platform. Biophan's approach allows comparison of multiple approaches to determine the optimal solution for any given combination of a desired feature with a specific product. In addition, for a given feature (such as MRI safety), different products may have different requirements, so one technology approach may work better for one product, while a different approach may work better for another.

      As an example, pacemakers and ICDs are similar products in physical design, but ICDs operate at a much higher voltage than pacemakers. As a result, some of the discrete circuit components that will work well for pacemakers may be sized incorrectly for ICDs. A non-discrete circuit approach, such as the Company's lead wire winding approach (described above) could provide a more robust solution for ICDs.

      Also, since we patent multiple solutions, our patent portfolio is much stronger than if we focused exclusively on a single technology platform.

COMPETITION

In this paragraph - LC and tank are both resonant circuits, thus redundant; arryuthmia is always rapid, thus redundant. In the area of MRI Safety, the Company has developed and filed numerous patents on solutions to solve the two critical problems that are the cause of devices being contraindicated. At this time Medtronic has announced that they are testing a solution to the heating problem, and other manufacturers are in a competitive race to get MRI safe devices to market. Biophan has pending patents dating back to 2001 on its solutions for resonant circuits and filters for solving the heating problem, and for an "anti-antenna" solution for induced voltages which can cause arrythmias, which can potentially be fatal. Biophan holds the exclusive rights to implantable uses of a technology for pacemakers and ECG lead safety, licensed from Johns Hopkins. This patent was issued in 1993, and pre-dates all other known solutions.

Companies thought to be working on solutions for MRI safe implantable devices include Medtronic, St. Jude, Biotronik, Cyberonics, ANS, and others, as well as Biophan's licensee, Boston Scientific, and their divisions Guidant and Advanced Bionics. In addition, Greatbatch, Inc. and Surgivision, Inc. have limited solutions available to improve the MRI safety of devices including pacemakers and ICDs.

Biophan is in a Collaborative Research and Development Agreement (CRADA) with the U.S. FDA to establish recommended guidelines and methods for measuring heating and induced voltages. Multiple manufacturers have participated in the workshops held by Biophan and the FDA, indicating industry wide interest in bringing solutions to market. Biophan believes that each company is in the process of understanding the problems and potential solutions and that each company represents both competition and a prospective licensee as the companies design solutions to allow them to bring MRI safe products to market. The strength of the Biophan patent portfolio may influence whether each company becomes a competitor or a customer.

This also doesn't deal directly with identifying the competition.
In the area of devices that can be imaged non-invasively under MRI, such as imaging restenosis inside stents, or visualizing blood flow in heart valves, the Company holds fundamental issued patents on its solutions, including resonant circuits (which overcome Faraday cage effects of stents). Other companies have filed patents on alternative designs, but Biophan and its licensors have the only known solutions demonstrated to enable visualizing inside stents and heart valves under MRI.


In the area of cardiovascular support, there are several manufacturers of circulatory support systems, including Abiomed, Thoratec, World Heart, and others. In the area of acute heart failure, where restoration of cardiac output is needed for an arrested heart, there are no circulatory systems known to the Company that can provide full systolic and diastolic support to an arrested heart, without blood contact, as quickly as the Myotech circulatory support system. PPA Technologies AG, in Germany, is developing a device that provides non-blood contacting support, their patents are not widely filed outside of Germany and do not cover many of the features and full range of capabilities of the Myotech CSS.


In the area of power systems powered by body heat, vs. chemical batteries, the Company knows of at least one competitor, Research Technologies Institute in North Carolina, which has spun off a company to develop materials with improved energy conversion properties, and has identified implantable medical devices as a target market. There are other research activities in this area underway at several research organizations within universities.
Biophan's TE-Bio subsidiary holds exclusive licenses to several implantable biothermal battery patents. The TE-Bio subsidiary was co-founded with the original patent owner, Biomed Solutions, prior to Biophan entering the power systems business. NASA is also working in the area, and is collaborating with Biophan under the Space Act program. Biophan recently won an SBIR grant for using the technology for Homeland Security, which is helping to further the collaboration and development. Biophan has certain rights to NASA related developments.

INTELLECTUAL PROPERTY

MRI Related Technologies


      Biophan controls, directly or through exclusive licenses, 61 issued U.S. patents, and over 60 pending applications at various stages of examination. Presented below are summaries of some of the key technology areas and a brief summary of the technology covered.


Photonics

      These patents cover components, subsystems, and systems for implanted devices that use optical fiber technology to eliminate the need for electrically conductive leads that are the cause of thermal damage and other risks to implant patients being imaged under MRI.

Discrete Components and Circuits

      These patents cover the use of miniature electronic circuits, or individual electronic components similar to those in cell phones or computers, to create internal resonance that can block induced energy, or actively compensate for it, eliminating risk to an implant patient being imaged under MRI.

Anti-Antenna Geometries

      Leads and electrodes can be configured in a way that make them very poor antennae; these patents and a number of others currently being examined by the United States Patent and Trademark Office cover this technology.

Other Shield Materials, Structures, and Methods

      Shields that are effective in eliminating unwanted induced currents can be created from non-nanomagnetic materials, and can be improved with larger-scale structure.

Resonant Circuit Structures

      Secondary resonant circuit structures can be used to overcome the shielding or "Faraday Cage" effect created by implants such as stent, and that prevents effective MRI imaging of the volume inside the stent.

Nanomagnetic Thin-Film Coatings


Nanomagnetic coatings applied to stents and other implants in the form of thin film circuits, or coatings having similar behavior, that create resonant effects that offset or eliminate unwanted MRI-induced effects.

Biothermal Power Source

      The small temperature gradients in the body may be used to create electrical power. The intent of the technology in these patents is to eliminate the need to remove pacemakers or other implants simply to replace their aging batteries. We are working with NASA's Ames Center for Nanotechnology on new coatings to improve the efficiency of thermoelectric devices.

Pulse-width Cardiac Pacing

      Pulse-width modulation techniques used in many types of electrical control systems. Our patent teaches the stimulation of nerve tissue with less electrical power than is currently used in implantable devices.

Lead and Electrode Components

      These patents cover details of materials and construction for cardiac pacing leads and specifically the end electrodes that directly contact the heart.

Trademarks

      The name "Biophan" is a registered trademark of the Company. We have filed for registration of the following trademarks: Nanolution, Nanolute and Nanoview.


      Myotech's intangible assets currently consist primarily of trademarks and patent applications.


      Myotech has filed for registration of the following trademarks: Myotech, MYO-VAD, Your Heart Your Life, and We take therapy to heart.

      Myotech's first patent application "Sensor-Equipped and Algorithm-Controlled Direct Mechanical Ventricular Assist Device" has published worldwide; national filing has begun in Europe, Canada, Japan, China, and India. The second patent application "Therapeutic Agent Delivery Apparatus with Direct Mechanical Ventricular Assist Capability" has published in the US, and has been filed worldwide as a PCT. These applications are being followed by five divisionals and CIP applications. A provisional application "Method and Apparatus for Minimally Invasive Direct Mechanical Ventricular Actuation" has been filed. Utility and foreign applications will follow. Work has begun on a comprehensive application focused on the biochemical and physiological aspects of the treatment of acute and chronic heart.

Employees


      As of May 1, 2007, we had 22 full-time employees, 20 of whom are in the US and two of whom are in Europe. We anticipate some reduction in personnel as we refocus our business over the next six months of the fiscal year beginning March 1, 2007. We believe that we have a good relationship with our employees.


AVAILABLE INFORMATION

Information about the Company's products and services, stockholder information, press releases, and filings with the Securities and Exchange Commission (SEC) can be found on the Company's website at www.biophan.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are made available, free of charge, on the Investor Relations section of such website as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Also, copies of the Company's Annual Report to Stockholders and Proxy Statement, to be issued in connection with its 2007 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Biophan Technologies, Inc., c/o Investor Relations, 15 Schoen Place, Pittsford, New York 14534.

ITEM 1A. RISK FACTORS

                                RISK FACTORS

      Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this prospectus, before deciding whether to invest in our common stock. If any of the following risks actually materializes, our business, financial condition and results of operations would suffer. The trading price of our common stock could decline as a result of any of these risks, and you might lose all or part of your investment in our common stock. You should read the section entitled "Forward-Looking Statements" immediately following these risk factors for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this prospectus.

      WE ARE A BUSINESS WITH A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

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

      WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.


      For the fiscal years ended February 28, 2007, 2006 and 2005, we incurred net losses of $17,722,411, $14,484,384, $5,793,547, respectively. We have incurred cumulative net losses from inception through February 28, 2007 of $49,692,069. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, our current financial condition may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.


      THE INABILITY TO RETAIN AND ATTRACT KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS AND PLAN OF OPERATIONS.

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

      WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR OUR TECHNOLOGY, WHICH WILL LIKELY CAUSE OUR STOCK PRICE TO DECLINE.

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

      WE MAY NOT BE ABLE TO OBTAIN NECESSARY GOVERNMENT APPROVAL TO MARKET OUR TECHNOLOGY WHICH WILL LIKELY CAUSE OUR STOCK PRICE TO DECLINE AND OUR BUSINESS TO FAIL.

      Our marketing partners must obtain the approval of the U.S. Food and Drug Administration in order to market our MRI safe technology and Myovad technology. If these approvals are not obtained, or are significantly delayed, our ability to generate revenues may be adversely affected and our development and marketing efforts inhibited. This would most likely cause our stock price to decline and result in the loss of all or part of your investment.

      WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS. OUR INABILITY TO PROTECT OUR RIGHTS COULD IMPAIR OUR BUSINESS AND CAUSE US TO INCUR SUBSTANTIAL EXPENSE TO ENFORCE OUR RIGHTS.

      Proprietary rights are critically important to us. We currently have 61 issued U.S. patents and over 60 U.S. and international patents pending. Although we intend to aggressively pursue additional patent protection for our technologies as we continue to develop them, we cannot assure you that any additional patents will be issued. Although we will seek to defend our patents and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement by us of their patents and other proprietary rights.

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



      Sales of a substantial number of shares of our common stock, or the perception that sales could occur, whether at the then current market price or below the then current market price, could adversely affect prevailing market prices for our common stock. For example, in connection with our issuance of $7,250,000 of senior secured amortizing convertible notes on October 12, 2006, the holders of the notes may elect to convert the notes at any time into shares of our common stock at a price of $0.67 per share (the "Conversion Price"). Payments of interest and principal on the notes may be made, at our option, in cash or shares of our common stock registered for resale under the Securities Act, and if we elect to make payments on the notes in shares, those payments will be based on the lower of (i) the Conversion Price or (ii) 90% of the volume weighted trailing average price per share of our common stock for the 20 trading days ending 23 trading days prior to the date we make a payment. As additional consideration to the purchasers of the notes, we issued five-year warrants that currently permit the investors to purchase an aggregate of 18,034,830 shares of our common stock at an exercise price of $0.51 per share. As further consideration to the purchasers of the notes, we issued one-year warrants to purchase up to 10,820,896 shares of our common stock at a price of $0.67 per share. If the purchasers elect to exercise this one-year warrant, they will also receive additional five-year warrants to purchase our common stock equal to the number of shares purchased under this one-year warrant, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price ($0.77 per share), and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price ($0.84 per share). In addition, if we issue additional shares of our common stock for sale in future financings, our stockholders would experience additional dilution.

      BECAUSE OUR CEO IS AN EQUITY OWNER AND MANAGER OF BIOMED SOLUTIONS, LLC, A SIGNIFICANT CREDITOR OF BIOPHAN, AND BECAUSE A FEW OF OUR DIRECTORS AND OFFICERS ARE AFFILIATES OF OTHER ENTITIES WITH WHOM BIOPHAN HAS SIGNIFICANT BUSINESS RELATIONSHIPS, THERE MAY BE CONFLICTS OF INTEREST THAT YOU SHOULD CONSIDER BEFORE INVESTING IN OUR COMMON STOCK.


      Michael L. Weiner, our President, CEO and director, is the Manager and a 24.3% beneficial owner of Biomed Solutions LLC, a company engaged in the business of identifying and acquiring technologies in the biomedical field for exploitation. Biomed is a beneficial owner of 9.65% of our outstanding common stock and holds on aggregate of $4,430,000 face amount of our convertible promissory notes. Mr. Weiner is also the Manager and 42.3% equity member of Technology Innovations, LLC, which is a 57% equity member of Biomed. Further, Mr. Weiner is on the board of Myotech, LLC, an entity in which Biomed is a 13% owner. Mr. Weiner, as well John Lanzafame, our COO, are also on the Board of NaturalNano, Inc., the largest shareholder of which is Technology Innovations, LLC. NaturalNano has entered into a research and development agreement with us for drug eluting technology.


Because of the nature of our business and the business of these other entities, the relationships of Messrs. Weiner and Lanzafame with these other entities may give rise to conflicts of interest with respect to certain matters affecting us. Potential conflicts may not always be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located at 15 Schoen Place, Pittsford, New York 14534 with approximately 4,470 square feet of office space and approximately 1,000 square feet of laboratory space. Our lease for this facility extends to April 30, 2022, subject to our right to terminate at any time after January 31, 2009 upon 90 days' notice. For the lease years commencing May 1, 2007 and 2008, we will pay an annual base rent of $89,558. For each year commencing on May 1, 2009 and continuing through April 30, 2011, the base rent will increase by 5% over the previous year's rent. For each year commencing on May 1, 2011 and continuing through April 30, 2017, the base rent will increase by 3% over the previous year's rent. The landlord will be responsible for all real property taxes for the first 38 months of the lease term; thereafter, the landlord will absorb the first 3% of any increase in the real property taxes on the premises in which our facility is located and two-thirds of the remaining 97% of any such increase, while we will reimburse the landlord for our proportionate share (48%) of the remaining one-third of such 97%. We will bear our own gas, electric, water and other utility charges and our proportionate share of utility charges for the premises' interior common areas. We believe that this facility will be adequate for our current and anticipated future needs through the lease expiration date.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings


      Except as noted below, we are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property, except as noted below. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

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

      On April 5, 2007, SBI Brightline LLC and SBI Brightline XI, LLC brought suit against us and Biomed Solutions, LLC in the Superior Court of Orange County, California. The suit alleges, among other things, that in September 2006 we entered into an oral agreement to terminate the Stock Purchase Agreement dated as of May 27, 2005 and amended on January 8, 2006, between us and SBI Brightline XI, LLC, and seeks unspecified monetary damages and an order by the Court deeming the Stock Purchase Agreement to be terminated. We believe the allegations made by SBI are without basis in fact and we intend to defend the lawsuit vigorously. Because of the potential costs of litigation and the anticipated demands that our defense may place on the time and attention of our management our defense of this matter, regardless of the outcome, could have a material adverse effect on our business and operations.

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

       Quarter Ended                             High              Low
       -------------                           --------          --------
       May 31, 2005                            $   3.50          $   1.36
       August 31, 2005                         $   3.13          $   2.21
       November 30, 2005                       $   2.63          $   1.45
       February 28, 2006                       $   1.98          $   1.47
       May 31, 2006                            $   1.75          $   1.03
       August 31, 2006                         $   1.33          $    .64
       November 30, 2006                       $    .95          $    .40
       February 28, 2007                       $    .67          $    .40


As of February 28, 2007, we had 83,431,699 shares of our common stock outstanding which were held by 234 stockholders of record and approximately 9,400 beneficial stockholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following securities were issued or sold by Biophan during the year ended February 28, 2007, without registration under the Securities Act of 1933, and have been modified since previously reported on a quarterly report on Form 10-Q:

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

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities.

We further agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the warrants and any shares of common stock we may issue to the holders of the Notes in connection with payments of interest and principal, or which we are obligated to issue upon any conversion of the Notes at the option of the holders.

On February 21, 2007, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the investors pursuant to which the investors agreed that, during the period commencing on February 16, 2007 and ending on the earlier of
(i) March 31, 2007 or (ii) the date on which any Termination Event (as defined in the Forbearance Agreement) first occurs (the "Forbearance Period"), they will forbear from exercising any and all of the rights and remedies which they may have against us or any of our assets under the Notes or the Purchase Agreement or at law or in equity as a result of any default under the Notes or as a result of the occurrence of certain events with respect to the Purchase Agreement. In exchange for entering into the Forbearance Agreement, we issued pro rata to the investors three-year warrants for the purchase of an aggregate of 60,000 shares of our common stock at an exercise price of $0.51 per share (the "Fee Warrants").

Upon the issuance of the Fee Warrants, the exercise prices of the five-year warrants issued to the investors pursuant to the Purchase Agreement (the "Original Warrants") for the purchase of an aggregate of 10,820,896 shares of our common stock were automatically adjusted from $0.81 per share and $0.89 per share, respectively, to $0.51 per share, and the number of shares of our common stock issuable upon exercise of the Original Warrants was automatically adjusted, proportionately, to an aggregate of 18,034,830 shares. In the Forbearance Agreement, the investors waived, with respect to the issuance of the Fee Warrants, application of similar anti-dilution adjustments contained in the Notes and in a third series of warrants for the purchase, on or before October 12, 2007, of an aggregate of 10,820,896 additional shares of our common stock at an exercise price of $0.67 per share (the "One Year Warrants"). C.E. Unterberg Towbin, which holds a warrant for the purchase of 865,672 shares of our common stock at an exercise price of $0.67 per share, issued to it in connection with its services as exclusive placement agent under the Purchase Agreement, separately agreed to waive, with respect to the issuance of the Fee Warrants, application of the anti-dilution provisions set forth in that warrant. The warrants and any shares issued upon exercise of warrants or any election to convert outstanding debt are exempt from registration pursuant to Sections 3(a)9 and 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated statements of operations data for the years ended February 28, 2007, 2006 and 2005 and the consolidated balance sheet data as of February 28, 2007 and 2006 have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended February 29, 2004 and February 28, 2003 and the balance sheet data as of February 28, 2005, February 29, 2004 and February 28, 2003 have been derived from our audited consolidated financial statements that do not appear in this Form 10-K. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

                                    Year ended    Year ended    Year ended    Year ended    Year ended
                                   February 28,  February 28,  February 28,  February 29,  February 28,
Operating Data:                        2007          2006          2005          2004          2003
---------------------------------   ------------  ------------  ------------  ------------  ------------
Revenues                           $    989,529  $  1,044,861   $       -0-   $    75,000   $       -0-
Research and development expenses     7,190,975     6,829,142     2,629,980     1,240,430     1,373,124
General and administrative
  expenses                            6,824,945     8,451,886     3,337,185     1,911,003     1,792,593
Other Income (expense)               (6,721,659)     (854,376)      173,618      (642,128)     (272,535)
Minority interest in
  Myotech, LLC                        2,025,639       606,159           -0-           -0-           -0-
                                   ------------  ------------   -----------   -----------   -----------

Net loss                           $(17,722,411) $(14,484,384)  $(5,793,547)  $(3,718,570)  $(3,438,252)
                                   ------------  ------------   -----------   -----------   -----------
Loss per common share - basic
  and diluted                      $       (.23) $       (.19)  $      (.08)  $      (.08)  $      (.11)
                                   ------------  ------------   -----------   -----------   -----------
Weighted average shares
  outstanding                        77,864,738    75,787,052    69,263,893    44,017,010    31,731,051
                                   ------------  ------------   -----------   -----------   -----------



                                   February 28,  February 28,  February 28,  February 29,  February 28,
Balance Sheet Data:                    2007          2006          2005          2004          2003
---------------------------------  ------------  ------------  ------------  ------------  ------------
Current assets                      $ 2,631,520   $ 1,880,826   $2,007,181    $2,077,307    $ 476,353
Intagible assets, net                24,396,805    25,854,850          -0-           -0-          -0-
Total assets                         28,896,251    27,968,066    3,181,370     2,231,345      683,056
Current liabilities                   7,418,579     3,231,158    1,462,103       254,058      796,187
Long-term liabilities                11,548,195           -0-          -0-           -0-       83,333
Minority interest                    13,139,882    15,189,109          -0-           -0-          -0-
Stockholder' equity(deficiency)      (3,210,405)    9,547,799    1,719,267     1,977,287     (196,464)
Working capital (deficiency)         (4,787,059)   (1,350,332)     545,078     1,823,249     (319,834)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors."

Overview


      We are a technology development company with a strong focus on solving real-world technical challenges facing the medical device industry. We currently have 61 issued U.S. patents and over 60 U.S. and international patents pending. We believe that a strong intellectual property portfolio is vital to our ability to achieve and maintain royalties and product sales to major industrial partners across our product lines.


      When selecting a market opportunity to address, we generate a wide range of potential technical solutions. We strive to assure that each technical solution we pursue is well-protected by intellectual property to ensure that we have the capability to effectively market our technologies. Whenever practical, we attempt to develop and patent multiple solutions for any given technology requirement. This is done both to strengthen our position against competitors, and to be in a position to offer multiple manufacturers alternative solutions, such as for MRI safety of pacemakers, or MRI visibility of vascular stents, as we introduce our technologies to the market. This approach has resulted in the development of a range of core technologies, in various related segments of the medical device market. We are aggressive in development and defense of our intellectual property.

      We also continue development of a new cardiac assist device, the MYO-VAD, through our relationship with Myotech, LLC. The MYO-VAD is a life-saving device that provides benefits and competitive advantages not possible with other cardiac assist devices. In the past, this technology has saved human lives and holds the potential for the treatment of multiple forms of acute and chronic heart failure.

Revenue

      We currently derive revenue from development contract payments and license fees from Boston Scientific Scimed and operating revenues from our European subsidiary, consisting primarily of MRI-related testing and consulting services to medical device manufacturers.

Research and Development Expenses

Research and development expenses consist primarily of:

      o salaries and related costs for our research and development employees at our U.S. and European sites;

      o funding for various research projects, often employing the use of consulting scientists and engineers;

      o     legal fees to file, renew, and defend our patent estate; and

      o license fees for access to certain patent technologies developed by others.

General and Administrative Expenses

General and administrative expenses consist primarily of:

      o salaries and related costs of executives, administrative and marketing personnel;

      o     professional service costs;

      o     public / investor relations;

      o     travel and related costs; and

      o     occupancy and other overhead costs.

Stock-Based Compensation Expenses

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


      Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on February 28, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in fiscal 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of February 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.


Critical Accounting Policies and Estimates


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 46"). FIN 46 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 46 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any, that FIN 46 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, that SFAS No. 157 will have on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first quarter of fiscal 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not believe that SAB No. 108 had a material effect on its consolidated financial position or results of operations for the year ended February 28, 2007.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company will adopt this EITF in the first quarter of 2007 in connection with the issuance of the Senior Secured Convertible Notes and related warrants. See Note 11, "Senior Secured Convertible Notes" in the accompanying financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


Revenue Recognition

      We earn and recognize revenue under development agreements when the phase of the agreement to which amounts relate is completed and we have no further performance obligation. Completion is determined by the attainment of specified milestones including a written progress report. Advance fees received on such agreements are deferred until recognized.

      We recognize initial license fees over the term of the related agreement. Revenue related to a performance milestone is recognized upon the achievement of the milestone, as defined in the respective agreements.

      We also recognize revenues from testing services and consulting fees as services are performed.

Liquidity and Capital Resources



      Our affiliate Biomed Solutions, LLC, has provided us with a $5 million line of credit. Under the line of credit agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum and were convertible into shares of our common stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the line of credit agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our common stock) becomes due and payable. The balance of borrowings on the line was $3,930,000 at February 28, 2007. Biomed is headed by our CEO, Michael Weiner, who is also a substantial beneficial owner of Biomed. The Biomed line of credit is on terms we believe to be competitive with comparable transactions involving unaffiliated parties and was approved unanimously by the disinterested members of our Board of Directors.

      On May 27, 2005, we entered into a Line of Credit Agreement with Biomed, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after August 31, 2006 and are convertible, at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, we borrowed the entire $2 million under the line in two separate draws of $1 million each, in accordance with the agreement. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at February 28, 2007.


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

      As described in greater detail in Note 13 under the heading "Stockholders' Equity" in the "Notes to the Consolidated Financial Statements", we are a party to a Securities Purchase Agreement dated May 27, 2005 (the "SBI Agreement") with SBI Brightline XI, LLC for a $30 million fixed price financing involving the sale to SBI of up to 10,000,000 shares of our common stock. We elected to sell the first tranche of 1 million shares at $2 per share on May 23, 2006; the funds from the sale of this first tranche have been received. We elected to sell the second tranche of 1 million shares at $2 per share on July 21, 2006. To date $1,175,000 of the funds from the sale of this tranche has been received and 587,500 additional shares have been issued. On October 11, 2006, we elected to exercise all of our remaining put rights, requiring SBI to purchase the remaining tranches at a price of $26,000,000. SBI has failed to meet its obligation to purchase these shares.


      We believe that SBI's failure to purchase all of the shares which we elected to sell to them on July 21, 2006 or any of the shares which we elected to sell to them on October 11, 2006 constitutes a breach of SBI's contractual obligations under the SBI Agreement. Under the SBI Agreement, SBI is irrevocably bound to purchase the shares in the amounts and at the times determined by us. We have been engaged in discussions with SBI in an effort to address SBI's default. In our Purchase Agreement with Iroquois Master Fund Ltd and other investors (described above) we agreed (i) to enforce all of our rights and remedies under the SBI Agreement in connection with the breach by SBI, and (ii) not to agree to any settlement, amendment, waiver or consent under the SBI Agreement without the prior written consent of Iroquois. On April 5, 2007, SBI brought suit against us in Orange County, California, alleging that in September 2006 we entered into an oral settlement agreement pursuant to which the SBI Agreement was terminated and SBI's obligation to purchase shares was extinguished. We believe that SBI's claim is without basis in fact and we intend to defend the lawsuit vigorously.

      Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock for 3,768,488 Class A (voting) units of Myotech. Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2,225,000 an additional 811,037 Class A units. We may also elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9,775,000 over a 24-month period, which may result in our owning a majority interest in Myotech. During the three month period ended February 28, 2006, we provided $1,185,000 of additional funding to Myotech in exchange for 431,946 Class A units, which increased our ownership to 38%. During the year ended February 28, 2007, we provided $1,040,000 of additional funding, satisfying the mandatory $2,225,000 cash contribution, and received in exchange 379,091 Class A units of Myotech. We also provided an additional $1,994,349 to Myotech against Milestone 2 during the year ended February 28, 2007 for 726,963 issued Class A units, which increased our ownership to 43.7%. Additional investments of $105,175 against Milestone 2 have been made since February 28, 2007 for 38,337 additional issued Class A units, which raised our ownership percentage to 43.8% to date.


      We have determined that Myotech is a Variable Interest Entity within the meaning of FIN 46(R) and that we are the primary beneficiary (as defined in FIN 46(R)). Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.


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

      As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities.

      We further agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the warrants and any shares of common stock we may issue to the holders of the Notes in connection with payments of interest and principal, or which we are obligated to issue upon any conversion of the Notes at the option of the holders.


      On February 21, 2007, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the investors pursuant to which the investors agreed that, during the period commencing on February 16, 2007 and ending on the earlier of (i) March 31, 2007 or (ii) the date on which any Termination Event (as defined in the Forbearance Agreement) first occurs (the "Forbearance Period"), they agreed to forbear from exercising any and all of the rights and remedies which they may have against us or any of our assets under the Notes or the Purchase Agreement or at law or in equity as a result of any default under the Notes or as a result of the occurrence of certain events with respect to the Purchase Agreement. In exchange for entering into the Forbearance Agreement, we issued pro rata to the investors three-year warrants for the purchase of an aggregate of 60,000 shares of our common stock at an exercise price of $0.51 per share (the "Fee Warrants").

Upon the issuance of the Fee Warrants, the exercise prices of the five-year warrants issued to the investors pursuant to the Purchase Agreement (the "Original Warrants") for the purchase of an aggregate of 10,820,896 shares of our common stock were automatically adjusted from $0.81 per share and $0.89 per share, respectively, to $0.51 per share, and the number of shares of our common stock issuable upon exercise of the Original Warrants was automatically adjusted, proportionately, to an aggregate of 18,034,830 shares. In the Forbearance Agreement, the investors waived, with respect to the issuance of the Fee Warrants, application of similar anti-dilution adjustments contained in the Notes and in a third series of warrants for the purchase, on or before October 12, 2007, of an aggregate of 10,820,896 additional shares of our common stock at an exercise price of $0.67 per share (the "One Year Warrants"). C.E. Unterberg Towbin, which holds a warrant for the purchase of 865,672 shares of our common stock at an exercise price of $0.67 per share, issued to it in connection with its services as exclusive placement agent under the Purchase Agreement, separately agreed to waive, with respect to the issuance of the Fee Warrants, application of the anti-dilution provisions set forth in that warrant. Because the anti-dilution adjustment to the Original Warrants was accounted for as a modification of the Original Warrants, we recorded an expense in the period ended February 28, 2007 which is included in the caption "Change in fair value of warrant liabity" in the statement of operations for the year ended February 28, 2007. In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, we recorded a liability in the period ended February 28, 2007 relating to the issuance of the Fee Warrants and the increase in the number of shares of our common stock issuable upon exercise of the Original Warrants. The fair value of these instruments are included in "Fair value of warrant liability" on the February 28, 2007 balance sheet.

      Based on our current cash, anticipated licensing revenues and anticipated expenditures, we believe that we have adequate working capital resources for the upcoming two to three months of operation.

As presented in the accompanying financial statements, we have been in the development stage since inception, incurring recurring losses from operations, and as of February 28, 2007, our current liabilities exceeded its current assets by $4,787,059 and the Company has a stockholders' deficiency of $3,210,405. These factors raise potential doubt about the our ability to continue as a going concern.

In order to address the current situation, management has instituted a cost reduction program that included a reduction in monthly costs from approximately $1,100,000 at this time last year to under $500,000 per month currently. In addition, we have reduced our investments in several product lines and pursued alternative funding vehicles. For example, the Company has reorganized its efforts on the Myotech cardiac assist device development program while keeping core functions operational and maintaining intellectual property and designs. Other actions that are being implemented are:

      o We have reoriented our development path to address the large unmet market of acute heart failure. The standard of care, CPR, defibrillation and drugs, often does not revive the patient, and there are no known alternatives that can be implanted in time and restore full cardiac output. The Myotech technology represents a market opportunity for in hospital cardiac arrest plus acute myocardial infarction with cardiogenic shock, of over 300,000 patients per year, with a reimbursement potential of up to $40,000 per unit. We anticipate transactions with U.S. and offshore distributors to gain distribution rights before we are approved.

      o We have also developed solutions for making medical devices including pacemakers, defibrillators and neurostimulators safe for MRI. In addition to offering solutions to the heating problem, we have been granted two patents for solutions to the the induced voltage problem which can cause potentially fatal induced voltages to rapidly pace the heart, or throw it into fibrillation.

      o We continue development work on non-invasive detection of in-stent restenosis and clotting, for which we have the potential to generate $3 million in milestone payments and a royalty of 3% on drug coated stents under out agreement with Boston Scientific. In the fourth quarter Boston Scientific renewed its license by making its annual payment of $250,000.

      o Development of the biothermal battery with NASA was curtailed during the fourth quarter of fiscal 2007 but we pursued an SBIR grant for $100,000 for a Homeland Security application and we were successful in winning the award. The grant leverages the biothermal battery core technology into an application for powering ground sensors. We have filed grant applications for additional funding.

      o We are in discussions with a major biomedical device company regarding a potential business arrangement for the Myotech technology, which could take the form of an exclusive license or a possible acquisition, either of which has the potential to provide working capital.

      o We are also expanding our pursuit of grant funding for the Myotech device. We were approved for $1.4 million in funding from Congress in 2006. $1 million was funded and $400,000 was not funded when Congress reviewed the overall budget and cut back certain funding.

      o We have applied for several grants with several leading medical centers and anticipate additional funds from those sources.

We believe these factors and actions will contribute toward obtaining sufficient financing for the near term and ultimate profitability.


Accounting Requirements Resulting from the Securities Purchase Agreement dated October 11, 2006

      The accounting treatment for the $7,250,000 in Senior Secured Convertible Notes and related warrants issued pursuant to the Securities Purchase Agreement dated October 11, 2006 among Biophan and the Investors named therein (the "Purchase Agreement") must be in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. EITF 00-19 requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, an asset or a liability. A contract designated as a liability must be carried at fair value with any changes in fair value recorded in results of operations for the current period. We have determined that the warrants issued pursuant to the Purchase Agreement, due to the registration rights requirements contained therein, as well as other outstanding warrants, due to the insufficiency of the Company's current number of authorized and unissued shares of common stock, should be designated as a liability. Accordingly, using the Black-Scholes method to compute the fair value, we recorded a fair value of warrant liability of $10.5 million. Further, we recognized the allocation of value to the warrants by recording a $7,250,000 discount against the Notes. The discount will be amortized to Interest Expense over the term of the Note, using the effective interest method.

      In addition, on October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendment reduced the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which we have agreed, in the Purchase Agreement, to propose to our stockholders. For accounting purposes, these amendments have been treated, in substance, as an extinguishment of the old debt. Accordingly, the remaining unamortized discount on the old debt of $1,098,442 was written off, a loss on extinguishment of $670,053 on the old debt was recognized, and a discount of $175,970 was recorded on the new debt and fully amortized during the year ended February 28, 2007.


      The warrants subject to the Subordination Agreement were not reclassified because Biomed agreed not to exercise them until the proposed increase in the number of authorized shares is effective, and Biomed has agreed not to require a cash settlement in the event the number of authorized shares is not increased.

Accounting for Income Taxes


      We are a development stage company with accumulated deficits through February 28, 2007 of $49,692,069. We plan to use our net operating loss carryforwards to offset our future taxable net income until the accumulated net operating losses are exhausted.

Overview of Results of Operations

The following table sets forth our results of operations for the periods shown:



                                             Year Ended February 28,
                                      ---------------------------------------
                                          2007          2006          2005
                                      ------------  ------------  -----------
Revenues:
    Development payments              $         --  $    225,000  $        --
    License fees                           562,600       479,166           --
    Testing services and
      consulting fees                      427,029       340,695           --
                                      ------------  ------------  -----------
                                           989,529     1,044,861           --
Operating expenses:
    Research and development             7,190,975     6,829,142    2,629,980
    General and administrative           6,824,945     8,451,886    3,337,185
    Write-down of intellectual
      property rights                           --            --           --
                                      ------------  ------------  -----------
                                        14,015,920    15,281,028    5,967,165
                                      ------------  ------------  -----------
Operating loss                         (13,026,391)  (14,236,167)  (5,967,165)
Other income(expense):
    Interest income                         82,224        70,701       11,869
    Interest expense                    (4,303,543)   (1,140,866)          --
    Additional expense related to
      warrants                          (7,304,105)           --           --
    Change in fair value of warrant
      liability                          5,318,064            --           --
    Loss on extinguishment of debt -
      related party                       (670,053)           --           --
    Other income                           161,196       215,789      161,749
    Other expense                           (5,442)           --           --
                                      ------------  ------------  -----------
                                        (6,721,659)     (854,376)     173,618
Loss from continuing operations
  before minority interest
  in Myotech, LLC                      (19,748,050)  (15,090,543)  (5,793,547)
Minority interest in
  Myotech, LLC                           2,025,639       606,159           --
                                      ------------  ------------  -----------
Loss from continuing operations        (17,722,411)  (14,484,384)  (5,793,547)
Loss from discontinued operations               --            --           --
                                      ------------  ------------  -----------
Net loss                              $(17,722,411) $(14,484,384) $(5,793,547)
                                      ============  ============  ===========
Loss per common share - basic
  and diluted                         $      (0.23) $      (0.19) $     (0.08)
                                      ============  ============  ===========
Weighted average shares
  outstanding                           77,864,738    75,787,052   69,263,893
                                      ============  ============  ===========

Tabular Disclosure of Contractual Obligations

The following table sets forth information, as of February 28, 2007, our most recent fiscal year end, with respect to our known contractual obligations reflected on our Balance Sheet as of such date:


                                                         Payment Due By Period
                                       -----------------------------------------------------------
                                                    Less Than      1 - 3       3 - 5    More Than
                                          Total      1 Year        Years       Years     5 Years
                                       -----------  ----------  ----------  ----------  ----------
Contractual Obligations:
Long-Term Debt                         $ 7,250,000  $2,856,060  $4,393,940  $      -0-  $      -0-
Capital Lease Obligations              $    27,049  $    7,445      19,604  $      -0-  $      -0-
Operating Lease Obligations            $ 2,301,550  $  102,891  $  286,094  $  311,626  $1,600,939
Cooperative Research and Development
  Agreement (CRADA)                    $   112,500  $   75,000  $   37,500  $      -0-  $      -0-
License Agreements                     $ 5,447,500  $  337,500  $  737,500  $  690,000  $3,682,500
Employment Agreements                  $   313,750  $  218,750  $   95,000  $       --  $       --
                                       -----------  ----------  ----------  ----------  ----------
      Total                            $15,452,349  $3,597,646  $5,569,638  $1,001,626  $5,283,439
                                       ===========  ==========  ==========  ==========  ==========

Lease Obligation

The Company was obligated under operating leases for office space originally expiring January 30, 2008, which the Company had the right to terminate upon ninety days prior written notice to the landlord. The notice of termination was given to the landlord and we occupied the premises on a month-to-month basis until February 9, 2007. The Company has entered into new operating leases for office space commencing March 2007 and expiring April 30, 2022, subject to our right to terminate at any time after December 31, 2008 upon 90 days' notice.

The following is a schedule of future minimum rental payments, included annual increases, required under the operating lease agreements:



Year Ending
February 28,     Amount
-------------  ----------
    2008       $  102,891
    2009          139,558
    2010          146,536
    2011          153,636
    2012          157,990
Thereafter      1,600,939
               ----------
               $2,301,550
               ==========



Rent expense, net of subrentals, charged to operations under these operating lease aggregated $113,161, $70,775 and $58,546 for the years ended February 28, 2007, 2006, and 2005, respectively. Rent expense, net of subrentals, charged to operations for the period from August 1, 1968 (Date of Inception) to February 28, 2006 was $368,626.

License Agreements

We are obligated under seven license or royalty agreements for patents that expire at various dates through 2025. These agreements may be terminated by us with 60 days written notice. Aggregate minimum future payments over the remaining life of the patents under these agreements total $5,447,500. License/royalty expense charged to operations was $152,410, $594,890, and $89,880 for the years ended February 28, 2007, 2006 and 2005 respectively.

Employment Agreements

We have employment agreements with our executive officers that renew annually unless terminated by either party. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained.

Also, we have an employment contract with an officer that expires November 9, 2007, and Biophan Europe has an employment agreement with a key employee that expires on February 24, 2009. These agreements provide for base salaries, bonuses based on attaining certain milestones, a restricted stock grant and stock options. The aggregate commitment for future base salaries at February 28, 2007, excluding bonuses and other awards approximates $313,750.

Investment in Myotech, LLC

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock for 3,768,488 Class A (voting) units of Myotech.

Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2,225,000 an additional 811,037 Class A units. We may also elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9,775,000, over a 24-month period, which may result in our owning a majority interest in Myotech. During the three month period ended February 28, 2006, we provided $1,185,000 of additional funding for 431,946 additional Class A units of Myotech. During 2007, we provided $1,040,000 of additional funding satisfying the mandatory $2,225,000 cash contribution, and received in exchange 379,091 additional Class A units of Myotech. In addition, Biophan has also provided an additional investment of $1,994,349 to Myotech against milestone 2 in the year ended February 28, 2007 for 726,963 newly issued Class A units, which increased our ownership to 43.7%. Additional investments of $105,175 against milestone 2 have been made since February 28, 2007 for 38,337 additional newly issued Class A units, which raised our ownership percentage to 43.8% to date.

We have determined that Myotech is a Variable Interest Entity within the meaning of FIN 46(R) and that we are the primary beneficiary (as defined in FIN 46(R)). Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.

Additional Expense Related to Warrants.

In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we incurred this expense issuance of convertible notes and warrants on October 12, 2006 to record the total fair value of derivative liability, originally recorded at $15,309,980. This amount is adjusted quarterly. The adjustment is recorded under a separate caption "Change in Fair Value of Warrant Liability".

Fair Value of Warrant Liability. In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we have recorded a liability of $10,157,937 for the fair value of the warrants related to the Senior Secured Convertible Notes at February 28, 2007 in order to provide for the possibility that we may be unable to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement and we currently do not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, since we currently do not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we reclassified warrants with an approximate value of $756,000 from equity to the warrant liability. The fair value of this amount was $336,069 at February 28, 2007. The Company expects to seek stockholder approval to increase the authorized shares at a Special Meeting scheduled for May 8, 2007. The total fair value of derivative liability, originally recorded at $15,309,980 on October 12, 2006, was adjusted by $4,815,974 to $10,494,006 at February 28, 2007. The fair value of the derivative liability pertaining to the warrants is volatile. For a further explanation on the factors and assumptions included in the Black-Scholes model to derive the fair values, please refer to the notes to the consolidated financial statements under the heading 'Fair Value of Warrant Liability'.

Comparison of the Years Ended February 28, 2007 and 2006

Revenues

Revenues for the year ended February 28, 2007 were $0.990 million compared to $1.045 in 2006. Our 2007 revenues pertain to $0.563 million in license fees from our licensing agreement with Boston Scientific Scimed, Inc. and $0.427 million from our MRI testing services and consulting fees in Biophan Europe. Our 2006 revenues pertain to $0.704 million in development payments and license fees from our licensing agreement with Boston Scientific Scimed, Inc. and $0.341 million from our MRI testing services and consulting fees in Biophan Europe.

Operating Expenses

Research and Development. These expenses primarily consist of the personnel-related, technical consulting, professional fees for patent attorneys, and license fees. For the year ended February 28, 2007, these expenses increased by 5.3%, or $0.362 million, to $7.191 million compared to $6.829 million for 2006. Because we consolidated Myotech, LLC at November 30, 2005, the fourth quarter of 2006 included $0.443 million of Myotech operational expenses and $0.344 of Myotech intangible assets amortization. We consolidated Myotech LLC for the fiscal year.The most significant changes in this category of expenses include a decrease in non-cash stock option compensation expense of $1.5 million due primarily to a 2006 expense of $ 1.948 million of non-cash expense from the vesting of contingent stock options that vested upon the achievement of specified performance-based milestones, which was partially offset by 0.1 million for additional professional staff and salary increases. In addition, we increased our funding of various research and development projects by $1.3 million and we incurred $1.0 million of increased noncash patent amortization expense related to the Myotech intangible assets, which was partially offset by $0.6 million of decreased spending for outside professional services related to licenses and patent maintenance.

General and Administrative.

General and administrative expenses include the costs of personnel-related expenses for the administrative, legal, finance, information technology, and communications functions. For the year ended February 28, 2007, these expenses declined by 19%, or $1.627 million to $6.825 million compared to $8.452 million for 2006. Because we consolidated Myotech LLC at November 30, 2005, the fourth quarter of 2006 included $0.165 million of Myotech operational expenses. We consolidated Myotech LLC for the fiscal year 2007. The most significant changes in this category of expenses include a decrease in non-cash stock option compensation expense of $1.7 million due primarily to a 2006 expense of $ 2.296 million of non-cash expense from the vesting of contingent stock options that vested upon the achievement of specified performance-based milestones, which was partially offset by 0.5 million for additional professional staff and salary increases; increased outside professional services of $0.6 million primarily related to audit, first-year Sarbanes Oxley compliance, and financial consulting. These cost increases were offset by decreased spending by $1.0 million for other expenses.

Other Income (Expense)

Interest Expense. We incurred interest expense amounting to approximately $4.304 million for the year February 28, 2007 compared to $1.141 million of expense for the year ended February 28, 2006. The increased expense (noncash) is attributed to $2.3 million in interest under provisions of the $7.25 million Senior Secured Convertible Notes held by Iroquois Master Fund Ltd and other investors; the write-off of $1.1 million of the remaining unamortized discount on a note to Biomed Solutions, LLC; and approximately $0.9 million of interest payable on borrowings under lines of credit with Biomed Solutions, LLC.

Change in Fair Value of Warrant Liability. We adjusted this liability of $10.494 million primarily related to the Senior Secured Convertible Notes at February 28, 2007, or a decrease in expense of $5.318 million from our initial recording of this derivative liability of $15.309 million at the closing date of October 12, 2006.

Loss on Extinguishment of Debt. We incurred a loss on the extinguishment of the note (noncash) to Biomed Solutions, LLC due to the substantial amendment to the note to Biomed, amounting to $0.670 million.

Minority Interest in Myotech LLC. The loss of $2.026 million is a pro rata share of the loss incurred by Myotech, LLC attributable to minority interests for the year ended February 28, 2007. The loss of $0.606 million is the pro rata share of the loss incurred by Myotech from November 30, 2005 (date of acquisition) through February 28, 2006. As further described under the heading "Business Combinations" in the "Notes to Consolidated Financial Statements" the Company holds a 43.7% interest in Myotech LLC, valued on our balance sheet at February 28, 2007 at $12.687 million, which we must consolidate as a variable interest entity since the Company is deemed to be the primary beneficiary in the relationship with Myotech.


Comparison of the Years Ended February 28, 2006 and 2005

Revenues

Revenues for the year ended February 28, 2006 were $1.045 million compared to no revenues in 2005. Our 2006 revenues pertain to $0.704 million in development payments and license fees from our licensing agreement with Boston Scientific Scimed, Inc. and $0.341 million from our MRI testing services and consulting fees in Biophan Europe.

Operating Expenses

Research and Development. These expenses primarily consist of the personnel-related, technical consulting, professional fees for patent attorneys, and license fees. For the year ended February 28, 2006, these expenses increased by 160%, or $4.199 million, to $6.829 million compared to $2.630 million for 2005. Because we consolidated Myotech, LLC at November 30, 2005, the fourth quarter included $0.443 million of Myotech operational expenses and $0.344 of Myotech intangible assets amortization. Excluding these expenses, the year-to-year comparison would have reflected an increase of 130%,or $3.411 million The most significant increase was caused by $1.948 million in non-cash contingent stock option expense due to the vesting of contingent options that vested upon the achievement of specified performance-based milestones. With the inclusion of the Myotech expenses, we also increased funding of various research and development projects by $0.846 million; we incurred increased licensing fees by $0.515 million, and increased expenses for additional professional staff and salary increases for current staff of $0.538 million.

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

Other Income (Expense)

Interest Expense. We incurred interest expense amounting to approximately $1.141 million primarily related to a $5 million line of credit from Biomed Solutions, LLC ("Biomed"), which included a beneficial conversion feature of approximately $1.0 million. The discount is being amortized over the term of the line of credit. The Company incurred no interest expense in 2005.

Minority Interest. This amount is the pro rata share of the loss incurred by Myotech LLC for the 4th quarter of fiscal 2006 at which time Myotech is consolidated with the Company. For further information regarding the basis of consolidation of Myotech, please refer to Footnote 3 in the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the year ended February 28, 2007, foreign currency translation gains were approximately $2,000 as a result of consolidating our foreign subsidiaries. During the year, we did not engage in any foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BIOPHAN TECHNOLOGIES, INC.


                              FINANCIAL STATEMENTS



CONTENTS

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements:
  Balance Sheet                                                              F-3
  Statement of Operations                                                    F-4
  Statement of Stockholders' Equity (Deficiency)                             F-5
  Statement of Cash Flows                                                    F-9

Notes to Consolidated Financial Statements                                  F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Biophan Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Biophan Technologies, Inc. and Subsidiaries (a development stage company) as of February 28, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended February 28, 2007, and the amounts in the cumulative column in the consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the period from March 1, 2000 to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2007 in conformity with United States generally accepted accounting principles. Additionally, the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2007 are fairly presented, in all material respects, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 17 to the consolidated financial statements, effective March 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 4, 2007 expressed an unqualified opinion thereon.


                              /S/ Goldstein Golub Kessler LLP
                              GOLDSTEIN GOLUB KESSLER LLP
                              New York, New York
                              May 4, 2007

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET



                                                                February 28,
                                                        ---------------------------
                                                            2007           2006
                                                        ------------   ------------
                        ASSETS

Current assets:
  Cash and cash equivalents                             $  2,418,551   $  1,477,716
  Accounts receivable                                         21,448        170,058
  Due from related parties                                        --          4,801
  Prepaid expenses                                           166,171        147,203
  Other current assets                                        25,350         81,048
                                                        ------------   ------------
    Total current assets                                   2,631,520      1,880,826
Property and equipment, net                                  418,362        126,341
Other assets:
  Intangible assets, net of amortization:
    Myotech, LLC                                          23,074,028     24,451,580
    Other                                                  1,322,777      1,403,270
  Deferred financing costs, net of amortization
    of $186,350                                            1,345,860             --
  Investment in New Scale Technologies, Inc.                 100,000        100,000
  Deposits                                                     3,704          6,049
  Deferred tax asset, net of valuation allowance
    of $12,784,000 and $7,560,000, respectively                   --             --
                                                        ------------   ------------
                                                          25,846,369     25,960,899
                                                        ------------   ------------
Total Assets                                            $ 28,896,251   $ 27,968,066
                                                        ============   ============
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of capital lease obligation           $      7,445   $         --
  Current portion of senior secured convertible notes
    payable, net of discount of $2,183,580                   672,481             --
  Accounts payable and accrued expenses                    1,942,033      1,191,812
  Note payable                                                78,007         15,886
  Line of credit - related party, net of discount
    of $-0- and $1,323,921, respectively                   4,430,000      1,476,079
  Due to related parties                                      80,280         26,548
  Deferred revenue                                           208,333        520,833
                                                        ------------   ------------
      Total current liabilities                            7,418,579      3,231,158
Long-term debt:
  Capital lease obligation                                    19,604             --
  Senior secured convertible notes payable, less
    discount of $3,359,354                                 1,034,585             --
  Fair value of warrant liability                         10,494,006             --
                                                        ------------   ------------
    Total liabilities                                     18,966,774      3,231,158

Minority interest                                         13,139,882     15,189,109

Stockholders' equity (deficiency):
Common stock, $.005 par value:
  Authorized, 125,000,000 shares
  Issued, 83,431,699 and
    81,805,243 shares, respectively                          417,158        409,026
Additional paid-in capital                                54,532,204     49,576,129
                                                        ------------   ------------
                                                          54,949,362     49,985,155
Less treasury stock, 4,923,080 shares                     (8,467,698)    (8,467,698)
                                                        ------------   ------------
                                                          46,481,664     41,517,457
Deficit accumulated during the development stage         (49,692,069)   (31,969,658)
                                                        ------------   ------------
Total stockholders' equity (deficiency)                   (3,210,405)     9,547,799
                                                        ------------   ------------
Total liabilities and stockholders'
  equity (deficiency)                                   $ 28,896,251   $ 27,968,066
                                                        ============   ============



The accompanying notes should be read in conjunction with the consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                   Period from August
                                                Year Ended February 28,             1, 1968 (date of
                                       -----------------------------------------      inception) to
                                           2007           2006          2005        February 28, 2007
                                       ------------   ------------   -----------   ------------------
Revenues:
    Development payments               $         --   $    225,000   $        --      $    300,000
    License fees                            562,500        479,166            --         1,041,666
    Testing services and
      consulting fees                       427,029        340,695            --           767,724
                                       ------------   ------------   -----------      ------------
                                            989,529      1,044,861            --         2,109,390
Operating expenses:
    Research and development              7,190,975      6,829,142     2,629,980        20,210,394
    General and administrative            6,824,945      8,451,886     3,337,185        24,766,317
    Write-down of intellectual
      property rights                            --             --            --           530,000
                                       ------------   ------------   -----------      ------------
                                         14,015,920     15,281,028     5,967,165        45,506,711
                                       ------------   ------------   -----------      ------------
Operating loss                          (13,026,391)   (14,236,167)   (5,967,165)      (43,397,321)
                                       ------------   ------------   -----------      ------------
Other income(expense):
    Interest income                          82,224         70,701        11,869           211,372
    Interest expense                     (4,303,543)    (1,140,866)           --        (7,175,332)
    Additional expense related to
      warrants                           (7,304,105)            --            --        (7,304,105)
    Change in fair value of warrant
      liability                           5,318,064             --            --         5,318,064
    Loss on extinguishment of debt -
      related party                        (670,053)            --            --          (670,053)
    Other income                            161,196        215,789       161,749           853,393
    Other expense                            (5,442)            --            --           (70,528)
                                       ------------   ------------   -----------      ------------
                                         (6,721,659)      (854,376)      173,618        (8,837,189)
                                       ------------   ------------   -----------      ------------
Loss from continuing operations
  before minority interest in
  Myotech, LLC                          (19,748,050)   (15,090,543)   (5,793,547)      (52,234,510)
Minority interest in
  Myotech, LLC                            2,025,639        606,159            --         2,631,798
                                       ------------   ------------   -----------      ------------
Loss from continuing operations         (17,722,411)   (14,484,384)   (5,793,547)      (49,602,712)
Loss from discontinued operations                --             --            --           (89,357)
                                       ------------   ------------   -----------      ------------
Net loss                               $(17,722,411)  $(14,484,384)  $(5,793,547)     $(49,692,069)
                                       ============   ============   ===========      ============
Loss per common share - basic
  and diluted                          $      (0.23)  $      (0.19)  $     (0.08)
                                       ============   ============   ===========
Weighted average shares
  outstanding                            77,864,738     75,787,052    69,263,893
                                       ============   ============   ===========



The accompanying notes should be read in conjunction with the consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2007



                                                                                                         Deficit
                                                                                                       Accumulated
                                               Number              Additional                Stock      During the  Stockholders'
                                             of Shares    Common     Paid-in   Treasury  Subscription  Development      Equity
                                            Outstanding    Stock     Capital    Stock     Receivable      Stage      (Deficiency)
                                            -----------  --------  ----------  --------  ------------  -----------  -------------
1969-1993 - 382,130 shares issued for
  services for $.05 per share                  382,130   $  1,911  $   17,196                                         $   19,107
1970 - 1,405,000 shares issued for
  mining rights for $.05 per share           1,405,000      7,025      63,225                                             70,250
Net loss from inception through
  February 28, 1998                                                                                       (89,357)       (89,357)
                                            ----------   --------  ----------                            --------     ----------
Balance at February 28, 1998                 1,787,130      8,936      80,421                             (89,357)            --
1999 - 10,000 shares issued for
  services for $.05 per share                   10,000         50         450                                                500
1999 - 1,000,000 shares issued for
  services for $.005 per share               1,000,000      5,000                                                          5,000
Net loss for the year ended
  February 28, 1999                                                                                        (5,500)        (5,500)
                                            ----------   --------  ----------                            --------     ----------
Balance at February 28, 1999                 2,797,130     13,986      80,871                             (94,857)            --
2000 - 1,000,200 shares issued
  for services for $.005 per share           1,000,200      5,001                                                          5,001
Net loss for the year ended
  February 29, 2000                                                                                        (5,001)        (5,001)
                                            ----------   --------  ----------                            --------     ----------
Balance at February 29, 2000                 3,797,330     18,987      80,871                             (99,858)            --
2000 - 250,000 shares issued for
  services for $.005 per share                 250,000      1,250                                                          1,250
2000 - Expenses paid by stockholder                                     2,640                                              2,640
2000 - 10,759,101 shares issued for
  acquisition of Antisense Technology, Inc  10,759,101     53,795     121,205                                            175,000
2000 - 10,759,101 shares issued for
  cash for $.005 per share                  10,759,101     53,796     121,204                                            175,000
Net loss for the year ended
  February 28, 2001                                                                                      (729,130)      (729,130)
                                            ----------   --------  ----------                            --------     ----------
Balance at February 28, 2001                25,565,532    127,828     325,920                            (828,988)      (375,240)
2001 - 2,399,750 shares issued for
  cash for $1.00 per share                   2,399,750     11,999   2,387,751                                          2,399,750
2001 - 468,823 shares issued for interest      468,823      2,344     466,479                                            468,823
2001 - Redemption of 200,000 shares           (200,000)    (1,000)                                                        (1,000)


                           CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2007



                                                                                                         Deficit
                                                                                                       Accumulated
                                                Number             Additional                Stock      During the  Stockholders'
                                              of Shares    Common    Paid-in   Treasury  Subscription  Development      Equity
                                             Outstanding   Stock     Capital    Stock     Receivable      Stage      (Deficiency)
                                             ----------   -------  ----------  --------  ------------  -----------  -------------
2001 - 1,315,334 shares issued upon
  conversion of bridge loans at $.75
  per share                                    1,315,334    6,576     979,924                                           986,500
2001 - Offering costs associated with
  share issuances for cash                                           (254,467)                                         (254,467)
2002 - Grant of stock options for services                            702,800                                           702,800
  Net loss for the year ended
    February 28, 2002                                                                                   (3,705,917)  (3,705,917)
                                              ----------  -------   ---------                           ----------   ----------
Balance at February 28, 2002                  29,549,439  147,747   4,608,407                           (4,534,905)     221,249
2002 - Shares issued for cash for
  $.34 per share                                 993,886    4,969     337,461                                           342,430
2002 - Shares issued for cash for
  $.15 per share                               1,192,874    5,964     167,002                                           172,966
2002 to 2003 - Shares issued for cash for
  $.25 per share                               5,541,100   27,706   1,357,569                                         1,385,275
2002 to 2003 - Shares issued as commissions
  on offerings                                   357,394    1,787      (1,787)                                               --
2002 to 2003 Cash commissions on offerings                           (119,488)                                         (119,488)
Offering costs                                                        (45,644)                                          (45,644)
Grant of stock options for services                                   485,000                                           485,000
Intrinsic value of beneficial conversion
  feature of note payable and MRI liability                           800,000                                           800,000
Net loss for the year ended
  February 28, 2003                                                                                     (3,438,252)  (3,438,252)
                                              ----------  -------   ---------                           ----------   ----------
Balance at February 28, 2003                  37,634,693  188,173   7,588,520                           (7,973,157)    (196,464)
2003 - Shares issued upon conversion of
  related party loans at $.14 per share        1,268,621    6,343     177,607                                           183,950
2003 - Shares issued upon conversion of
  stockholder loan plus accrued interest
  at $.20 per share                              775,000    3,875     151,693                                           155,568
2003 - Shares issued for cash pursuant to
  equity line of credit at prices from
  $.11 to $.23 per share                       3,325,757   16,629     474,561                                           491,190
2003 - Shares issued for option exercises
  at $.14 per share                            3,000,000   15,000     412,847                                           427,847


                           CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2007



                                                                                                           Deficit
                                                                                                         Accumulated
                                                  Number             Additional               Stock       During the  Stockholders'
                                                of Shares    Common    Paid-in   Treasury  Subscription  Development      Equity
                                               Outstanding   Stock     Capital     Stock    Receivable      Stage      (Deficiency)
                                               -----------  -------  ----------  --------  ------------  -----------  -------------
2004 - Shares issued for warrant exercises
  at $.25 and $.50 per share                       995,940    4,980     327,864                                           332,844
2004 - Shares issued for cash pursuant to
  stock purchase agreement at prices from
  $.15 to $.40 per share                        11,000,000   55,000   2,845,000                                         2,900,000
2004 - Shares issued upon conversion of
  related party loans at $.10 per share          7,945,000   39,725     754,775                                           794,500
Offering costs                                                         (209,528)                                         (209,528)
Grant of stock options for the year                                     565,000                                           565,000
Intrinsic value of beneficial conversion
  feature of note payable                                               250,950                                           250,950
Net loss for the year ended February 29, 2004                                                             (3,718,570)  (3,718,570)
                                                ----------  -------  ----------  --------  ------------  -----------   ----------
Balance at February 29, 2004                    65,945,011  329,725  13,339,289                      --  (11,691,727)   1,977,287
2004 - Shares issued for option exercise
  at $.32 per share                                 70,000      350      22,050                                            22,400
2004 - Shares issued for option exercise
  at $.50 per share                                 24,999      125      12,375                                            12,500
2004 - Shares issued upon exercise of
  warrants at $.25 per share                       868,700    4,343     212,832                                           217,175
2004 - Shares issued upon exercise of
  warrants at $.50 per share                       926,700    4,634     458,716                                           463,350
2004 - Shares issued upon exercise of
  warrants at $1.00 per share                      108,375      542     107,833                                           108,375
2004 - Shares issued upon cashless exercise
  of warrants                                       74,047      370        (370)                                               --
2004 - 2005 - Shares issued for cash pursuant
  to stock purchase agreement at prices from
  $.60 to $.70 per share                         6,000,000   30,000   3,870,000                                         3,900,000
2005 - Restricted shares issued in connection
  with employment agreements at
  $1.34 per share                                  200,000    1,000     267,000                                           268,000
2005 - Restricted shares issued in
  connection with acquisition of Biophan
  Europe at $1.34 per share                        100,000      500     133,500                                           134,000
Offering costs                                                          (41,998)                                          (41,998)


                           CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2007



                                                                                                          Deficit
                                                                                                         Accumulated
                                           Number of             Additional                  Stock       During the   Stockholders'
                                            Shares     Common     Paid-in      Treasury   Subscription   Development      Equity
                                         Outstanding    Stock     Capital       Stock      Receivable       Stage     (Deficiency)
                                         -----------  --------  -----------  -----------  ------------  ------------  -------------
  Grant of stock options for services                               201,000                                                201,000
  Section 16(b) short swing profits                                 400,725                                                400,725
  Stock subscription receivable                                                             (150,000)                     (150,000)
  Net loss for the year ended February
    28, 2005                                                                                              (5,793,547)   (5,793,547)
                                         -----------  --------  -----------  -----------    --------    ------------  ------------
  Balance at February 28, 2005            74,317,832   371,589   18,982,952                 (150,000)    (17,485,274)    1,719,267
  2005 - Shares issued for option
    exercise at $.50 per share                74,998       375       66,206                                                 66,581
  2005 - Shares issued for option
    exercise at $.67 per share                12,500        63        8,312                                                  8,375
  2005 - Shares issued for option
    exercise at $1.00 per share              136,667       683      106,901                                                107,584
  2005 - Shares issued upon exercise of
    warrants at $.16 per share                54,054       270        8,379                                                  8,649
  2005 - Shares issued upon exercise of
    warrants at $.39 per share                12,500        62        4,813                                                  4,875
  2005 - Shares issued upon exercise of
    warrants at $.41 per share                17,520        88        7,095                                                  7,183
  2006 - Restricted shares issued in
    connection with acquisition of
    Biophan Europe at $1.34 per share        100,000       500      133,500                                                134,000
  2005 - Shares issued for acquisition
    of minority interest in Myotech,
    LLC at $1.72 per share                 4,923,080    24,615    8,443,083                                              8,467,698
  2005 - Treasury shares                  (4,923,080)       --    8,467,698   (8,467,698)                                       --
  2006 - Shares issued pursuant to
    investment agreement with Boston
    Scientific at $3.02 per share          1,653,193     8,266    4,991,734                                              5,000,000
  2006 - 22,000 Restricted shares
    issued for services at $1.72 per
    share                                     22,000       110       37,730                                                 37,840
  2006 - Shares issued upon conversion
    of related party loans at $2.12 per
    share                                    480,899     2,405    1,017,101                                              1,019,506
  Beneficial conversion feature of
    note payable                                                  2,395,485                                              2,395,485
  Stock options issued for services                               4,609,778                                              4,609,778
  Section 16(b) short swing profits                                 295,362                                                295,362
  Stock subscription receivable                                                              150,000                       150,000
  Net loss for the year ended
    February 28, 2006                                                                                    (14,484,384)  (14,484,384)
                                          ----------   -------  -----------  -----------    --------    ------------  ------------
  Balance at February 28, 2006            76,882,163   409,026   49,576,129   (8,467,698)         --     (31,969,658)    9,547,799

Shares issued for option exercises
  in the range of $.18 to $.67 per
  share                                       38,956       195       12,984           --          --              --        13,179
Shares issued for cash pursuant to
  stock purchase agreement with SBI at
  $2.00 per share                          1,587,500     7,937    3,167,063           --          --              --     3,175,000
Extinguishment of debt on related
  party notes payable                             --        --      670,053           --          --              --       670,053
Allocation of beneficial conversion
  feature of related party notes
  payable                                         --        --      417,070           --          --              --       417,070
Allocation of proceeds to warrants                --        --    7,250,000           --          --              --     7,250,000
Reclassification of warrants                      --        --   (8,005,875)          --          --              --    (8,005,875)
Stock options expense                             --        --    1,444,780           --          --              --     1,444,780
Net loss for the year ended
  February 28, 2007                               --        --           --           --          --     (17,722,411)  (17,722,411)
                                          ----------  --------  -----------  -----------    --------    ------------  ------------
Balance at February 28, 2007              78,508,619  $417,158  $54,532,204  $(8,467,698)         --    $(49,692,069) $ (3,210,405)
                                          ==========  ========  ===========  ===========    ========    ============  ============



The accompanying notes should be read in conjunction with the consolidated financial statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                        Period from
                                                                                                         August 1,
                                                                                                      1968 (date of
                                                                    Year Ended February 28,            inception) to,
                                                          -----------------------------------------     February 28,
                                                              2007          2006          2005              2007
                                                          ------------   ------------   -----------   ---------------
Cash flows used for operating activities:
  Net loss                                                $(17,722,411)  $(14,484,384)  $(5,793,547)    $(49,692,069)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of intangible assets                      1,458,045        405,441            --        1,863,486
      Amortization of deferred financing costs                 186,350             --            --          186,350
      Depreciation and amortization                             95,368         47,241        28,020          234,802
      Loss on disposal of equipment                              9,094          1,505            --           10,599
      Additional expenses related to warrants                7,304,105             --            --        7,304,105
      Change in fair value of derivative liability          (5,318,064)            --            --       (5,318,064)
      Realized and unrealized losses on marketable
        securities                                                  --             --            --           66,948
      Loss on debt extinguishment of debt-related party        670,053             --            --          670,053
      Accrued interest on note converted to common
        stock                                                       --         19,506            --           31,504
      Amortization of discount on convertible notes
        payable                                              1,707,066             --            --        2,758,016
      Write-down of intellectual property rights                    --             --            --          530,000
      Amortization of discount on payable to related
        party                                                1,740,991      1,071,564            --        2,887,555
      Issuance of common stock for services                         --         37,840       268,000          406,948
      Issuance of common stock for interest                         --             --            --          468,823
      Grant of stock options for services                    1,444,780      4,609,778       201,000        8,008,358
      Expenses paid by stockholder                                  --             --            --            2,640
      Minority interest                                     (2,049,227)      (536,616)           --       (2,585,843)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                 148,610       (162,558)           --          (13,948)
    (Increase) decrease in due from related parties              4,801        156,858      (186,737)         (59,300)
    (Increase) decrease in prepaid expenses                    (18,968)       (55,607)      (22,411)        (166,171)
    (Increase) decrease in other current assets                 55,698        (39,710)           --           15,988
    (Increase) decrease in deposits                              2,345           (867)          --            (1,455)
    Increase (decrease) in accounts payable and
      accrued expenses                                         750,221        (14,742)      405,821        1,382,027
    Increase (decrease) in due to related parties               53,732         26,548            --           36,784
    Increase (decrease) in deferred revenues                  (312,500)       295,833       225,000          208,333
                                                          ------------   ------------   -----------     ------------
Net cash used in operating activities                       (9,789,911)    (8,622,370)   (4,874,854)     (30,763,531)

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                                                                                 Period from
                                                                                                  August 1,
                                                                                                1968 (date of
                                                              Year Ended February 28,           inception) to,
                                                      --------------------------------------     February 28,
                                                          2007          2006          2005          2007
                                                      -----------   -----------   ----------   ---------------
Cash flows used for investing activities:
  Purchases of property and equipment                    (369,434)      (70,521)     (39,302)       (604,644)
  Sales of marketable securities                               --            --    1,150,000       2,369,270
  Purchase of investment                                       --            --     (100,000)       (100,000)
  Acquisition costs of intangible assets                       --      (466,583)          --        (466,583)
  Cash paid for investment in Myotech,
    net of cash received of $19,408                            --      (280,594)          --        (280,594)
  Cash paid for acquisition of Biophan Europe,
    net of cash received of $107,956                           --            --     (258,874)       (258,874)
  Purchases of marketable securities                           --            --           --      (2,436,218)
                                                      -----------   -----------   ----------     -----------
Net cash provided by (used in) investing activities      (369,434)     (817,698)     751,824      (1,777,643)

Cash flows provided by financing activities:
  Proceeds of bridge loans                                     --            --           --         986,500
  Loan from stockholder                                        --            --           --         143,570
  Line of credit borrowing from related party           3,130,000     4,300,000           --       7,980,950
  Line of credit payments                              (1,500,000)     (500,000)          --      (2,072,500)
  Proceeds of convertible notes payable                 7,250,000            --           --       7,250,000
  Notes payable                                            62,121      (184,114)          --        (121,993)
  Proceeds from sales of capital stock                  3,175,000     6,050,000    2,850,000      19,438,849
  Exercise of options                                      13,179       182,541       34,900         658,467
  Exercise of warrants                                         --        20,707      788,900       1,142,451
  Swing profits                                                --       295,362      400,725         696,087
  Deferred financing costs                             (1,030,120)           --           --      (1,030,120)
  Deferred equity placement costs                              --            --      (22,107)       (112,536)
                                                      -----------   -----------   ----------     -----------
Net cash provided by financing activities              11,100,180    10,164,496    4,052,418      34,959,725
                                                      -----------   -----------   ----------     -----------
Net increase (decrease) in cash and equivalents           940,835       724,428      (70,612)      2,418,551
Cash and equivalents, beginning                         1,477,716       753,288      823,900              --
                                                      -----------   -----------   ----------     -----------
Cash and equivalents, ending                          $ 2,418,551   $ 1,477,716   $  753,288     $ 2,418,551
                                                      ===========   ===========   ==========     ===========
Supplemental schedule of cash paid for:
    Interest                                          $    30,000   $     9,800   $       --     $    39,800
                                                      ===========   ===========   ==========     ===========


                           CONTINUED ON FOLLOWING PAGE

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                                                                                        Period from
                                                                                                         August 1,
                                                                                                       1968 (date of
                                                                       Year Ended February 28,        inception) to,
                                                               ------------------------------------    February 28,
                                                                  2007         2006         2005           2007
                                                               ----------   ----------   ----------   --------------
Supplemental schedule of non-cash investing and
  financing activities:
  Allocation of proceeds from line of credit - related party
    to beneficial conversion feature and warrants              $  417,070   $ 2,395,485   $       --     $2,812,555
                                                               ==========   ===========   ==========     ==========
  Allocation of proceeds from notes payable and warrants       $7,250,000   $        --   $       --     $7,250,000
                                                               ==========   ===========   ==========     ==========
  Change in fair value of warrants reclassified from equity
    to warrants liability                                      $  755,876   $        --   $       --     $  755,876
                                                               ==========   ===========   ==========     ==========
  Capital lease obligation                                     $   27,049   $        --   $       --     $   27,049
                                                               ==========   ===========   ==========     ==========
  Issuance of common stock upon conversion
    of  LOC loans                                              $       --   $ 1,000,000   $       --     $1,978,450
                                                               ==========   ===========   ==========     ==========
  Issuance of common stock for the acquisition of
    initial 35% interest in Myotech, LLC                       $       --   $ 8,467,698   $       --     $8,467,698
                                                               ==========   ===========   ==========     ==========
  Issuance of common stock in satisfaction
    of accounts payable                                        $       --   $   134,000   $       --     $  134,000
                                                               ==========   ===========   ==========     ==========
  Common stock issued for subscription receivable              $       --   $(1,050,000)  $1,050,000     $       --
                                                               ==========   ===========   ==========     ==========
  Liabilities assumed in conjunction with acquisition of 51%
    interest in Biophan Europe and certain intellectual
    property rights:
      Fair value of assets acquired                                                       $1,105,714
      Cash paid                                                                             (366,830)
      Promissory note issued                                                                (200,000)
      Restricted stock issued                                                               (134,000)
      Payables incurred                                                                     (226,500)
                                                                                          ----------
        Liabilities assumed                                    $       --   $        --   $  178,384     $  178,384
                                                               ==========   ===========   ==========     ==========
  Issuance of common stock upon conversion
    of bridge loans                                            $       --   $        --   $       --     $1,142,068
                                                               ==========   ===========   ==========     ==========
  Acquisition of intellectual property                         $       --   $        --   $       --     $  425,000
                                                               ==========   ===========   ==========     ==========
  Intellectual property acquired through issuance of
    capital stock and assumption of related party payable      $       --   $        --   $       --     $  175,000
                                                               ==========   ===========   ==========     ==========



The accompanying notes should be read in conjunction with the consolidated financial statements

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements are amortized over the lesser of the assets' useful lives or the remaining term of the lease.

The estimated useful lives for significant property and equipment categories are as follows:

Computers                 5 year
Furniture and equipment   5 to 7 years
Internet website          7 years
Leasehold improvements    15 years

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

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLANS

On March 1, 2006 the Company adopted the fair value based method of accounting prescribed in FASB Statement of Financial Accounting Standards No. 123R (Share-Based Payment) for its employee stock option plans.

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

RECLASSIFICATION

For comparative purposes, certain amounts in the accompanying statement of operations for fiscal 2005 have been reclassified to conform to the presentation used for fiscal 2007 and 2006. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 46"). FIN 46 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 46 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any, that FIN 46 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, that SFAS No. 157 will have on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first fiscal quarter of 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not believe that SAB No. 108 had a material effect on its consolidated financial position or results of operations for the year ended February 28, 2007.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company will adopt this FSP in the first quarter of fiscal 2008 in connection with the issuance of the Senior Secured Convertible Notes and related warrants. See Note 11, "Senior Secured Convertible Notes."

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. GOING CONCERN:

As presented in the accompanying financial statements, the Company has been in the development stage since inception, incurring recurring losses from operations, and as of February 28, 2007, the Company's current liabilities exceeded its current assets by $4,787,059 and the Company has a stockholders' deficiency of $3,210,045. These factors raise potential doubt about the Company's ability to continue as a going concern. Management is taking several actions to ensure that the Company will continue as a going concern.

The Company is in regular contact with its current investors and prospective new investors, and believes that it will be able to raise additional capital on the warrants that are currently being registered with the Securities and Exchange Commission and that it will be able to service its debt using the warrant shares that are being registered for this purpose.

Further, in order to address the current situation, management has instituted a cost reduction program that included a reduction in monthly costs from approximately $1,100,000 at this time last year to under $500,000 per month currently. In addition, the Company has reduced its investments in several product lines and pursued alternative funding vehicles. The Company has reorganized its efforts on the Myotech cardiac assist device development while keeping core functions operational and maintaining intellectual property and designs.

Management believes these factors and actions will contribute toward obtaining sufficient financing for the near term and ultimate profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. BUSINESS COMBINATIONS

Effective June 3, 2004, the Company executed final agreements for the acquisition of a 51% ownership interest in TE Bio, LLC ("TE Bio"), a newly formed limited liability company that acquired an exclusive license to certain technology from Biomed Solutions LLC ("Biomed"), a related party. TE Bio is also owned 46.5% by Biomed, a related company, and 2.5% by Stuart G. MacDonald, Vice-President of Research and Development for the Company. The primary reason for the acquisition was the development of an implantable biothermal battery using body heat gradients to power medical devices. The Payment Agreement (the "Agreement") provides for the investment in TE Bio of $300,000 per year for three years from the Company's working capital. In addition, the Company will provide certain administrative, marketing, and research and development services to TE Bio. The results of operations of TE Bio beginning June 3, 2004 are included in the accompanying consolidated statement of operations. TE Bio had no significant assets, liabilities or operations at time of acquisition.

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

Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 431,946 newly issued Class A units of Myotech. During the year ended February 28, 2007, Biophan has provided $1,040,000 of additional funding satisfying the cash consideration of $2.225 million cited above, for 379,091 newly issued Class A units of Myotech. In addition, Biophan has also provided an additional investment of $1,994,349 to Myotech against milestone 2 in the year ended February 28, 2007 for 726,963 newly issued Class A units, which increased our ownership to 43.7%. Additional investments of $105,175 against milestone 2 have been made since February 28, 2007 for 38,337 additional newly issued Class A units, which raised our ownership percentage to 43.8% to date.

We have determined that Myotech is a Variable Interest Entity within the meaning of FIN 46(R) and that we are the primary beneficiary (as defined in FIN 46(R)). Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.

The following is selected financial data for Myotech, LLC at February 28, 2007 and 2006, respectively:



                                              For the           For the Three
                                            Year Ended           Months Ended
                                         February 28, 2007    February 28, 2006
                                         -----------------    -----------------
Total current assets                     $         338,548    $          59,608
Intangible assets, net of amortization          23,074,028           24,451,580
Other assets                                       196,915               37,156
                                         -----------------    -----------------
Total assets                             $      23,609,491    $      24,548,344
                                         =================    =================
Current liabilities                      $         352,072    $         169,948
Equity                                          23,257,419           24,378,396
                                         -----------------    -----------------
                                         $      23,609,491    $      24,548,344
                                         =================    =================
Net loss from operations                 $      (4,163,326)   $        (992,026)
                                         =================    =================

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PREPAID EXPENSES:

Prepaid expenses consist of the following:



                                             February 28,
                                         -------------------
                                           2007       2006
                                         --------   --------
Prepaid insurance                        $ 36,812   $ 33,403
Prepaid license fees - related company     10,000     15,000
Prepaid legal fees                         30,000     30,000
Prepaid rent                               22,492         --
Prepaid royalties - related company        35,000     35,000
Prepaid conference fees                        --     29,400
Other                                      31,867      4,400
                                         --------   --------
                                         $166,171   $147,203
                                         ========   ========



5. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:



                                              February 28,
                                         ---------------------
                                            2007        2006
                                         ---------   ---------
Furniture and Equipment                  $ 349,298   $ 123,664
Computers                                  143,543      85,843
Internet Website                            54,159      54,159
Leasehold Improvements                      75,700          --
                                         ---------   ---------
                                           622,700     263,666
Less accumulated depreciation             (204,338)   (137,325)
                                         ---------   ---------
                                         $ 418,362   $ 126,341
                                         =========   =========

Property and equipment includes amounts acquired under capital leases of $27,049 and $0 at February 28, 2007 and 2006, respectively, with accumulated depreciation of approximately $5,400 and $0, respectively.

Depreciation and amortization expense for the years ended February 28, 2007, 2006, and 2005 amounted to $95,368, $47,241 and $28,020, respectively.
Depreciation expense for the period from August 1, 1968 (date of inception) to February 28, 2007 was $234,802.

6. INTANGIBLE ASSETS:

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



Fiscal year ending February,     Amount
----------------------------   ----------
2008                           $1,458,045
2009                            1,458,045
2010                            1,458,045
2011                            1,458,045
2012                            1,458,045



Amortization expense for the year ended February 28, 2007 and 2006 was $1,458,045 and $405,441, respectively. Amortization expense for the period from August 1, 1968 (date of inception) to February 28, 2007 was $1,863,486.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENT:

The investment in New Scale Technologies, Inc. represents a 10% investment in it's common stock, a non-public company, stated at cost.

8. LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed Solutions, LLC, a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line, bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election, into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at February 28, 2007.

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

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendment reduced the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which we have agreed, in the Purchase Agreement, to propose to our stockholders. For accounting purposes, these amendments have been treated, in substance, as an extinguishment of the old debt. Accordingly, the remaining unamortized discount on the old debt of $1,098,442 was written off, a loss on extinguishment of $670,053 on the old debt was recognized, and a discount was recorded and fully amortized on the new debt of $175,970 during the year ended February 28, 2007. The balance of the borrowings of the line was $3,930,000 at February 28, 2007. The fair value of the note is not readily determinable as there is a limited market for such related party debt.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:



                                             February 28,
                                       -----------------------
                                          2007         2006
                                       ----------   ----------
Accounts payable                       $1,010,060   $  793,873
Bonuses - Biophan-Europe                   75,000      150,000
Accrued payroll and related expenses      152,395       76,977
Accounting fees                            75,000           --
Consulting fees                            30,000           --
Interest payable                          504,078       34,112
License fees                                   --       70,000
Other                                      95,500       66,850
                                       ----------   ----------
                                       $1,942,033   $1,191,812
                                       ==========   ==========



10. CAPITAL LEASE OBLIGATION:

The Company leases equipment under a capital lease that expires in 2010. The lease requires monthly payments of $934 including interest at 14.75% per annum.

Future minimum lease payments required under the capital lease are as follows:



Year Ending
February 28,                         Amount
------------                        --------
    2008                            $ 11,212
    2009                              11,212
    2010                              11,212
                                    --------
                                    $ 33,636
                                    ========
Less amount representing interest     (6,587)
                                    --------
                                      27,049
Less current maturities               (7,445)
                                    --------
Long-term debt, less maturities     $ 19,604
                                    ========



11. SENIOR SECURED CONVERTIBLE NOTES:

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

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, it will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities. The total fair value of the warrants was $14,554,105. The Company recorded a discount on the Notes of $7,250,000 for the fair value of the related warrants. This discount on the Notes is being amortized over the life of the Notes using the effective interest method. The discount amortization through February 28, 2007 amounted to $1,707,066 and has been included in interest expense. In addition, the excess of the fair value of the warrants over the carrying value of the notes, which amounted to $7,304,105, was recognized as additional expense related to warrants in the accompanying 2007 statement of operations.

We further agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the warrants and any shares of common stock we may issue to the holders of the Notes in connection with payments of interest and principal, or which we are obligated to issue upon any conversion of the Notes at the option of the holders.

On February 21, 2007, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the investors pursuant to which the investors agreed that, during the period commencing on February 16, 2007 and ending on the earlier of
(i) March 31, 2007 or (ii) the date on which any Termination Event (as defined in the Forbearance Agreement) first occurs (the "Forbearance Period"), they will forbear from exercising any and all of the rights and remedies which they may have against us or any of our assets under the Notes or the Purchase Agreement or at law or in equity as a result of any default under the Notes or as a result of the occurrence of certain events with respect to the Purchase Agreement. In exchange for entering into the Forbearance Agreement, we issued pro rata to the investors three-year warrants for the purchase of an aggregate of 60,000 shares of our common stock at an exercise price of $0.51 per share (the "Fee Warrants").

Upon the issuance of the Fee Warrants, the exercise prices of the five-year warrants issued to the investors pursuant to the Purchase Agreement (the "Original Warrants") for the purchase of an aggregate of 10,820,896 shares of our common stock were automatically adjusted from $0.81 per share and $0.89 per share, respectively, to $0.51 per share, and the number of shares of our common stock issuable upon exercise of the Original Warrants was automatically adjusted, proportionately, to an aggregate of 18,034,830 shares. In the Forbearance Agreement, the investors waived, with respect to the issuance of the Fee Warrants, application of similar anti-dilution adjustments contained in the Notes and in a third series of warrants for the purchase, on or before October 12, 2007, of an aggregate of 10,820,896 additional shares of our common stock at an exercise price of $0.67 per share (the "One Year Warrants"). C.E. Unterberg Towbin, which holds a warrant for the purchase of 865,672 shares of our common stock at an exercise price of $0.67 per share, issued to it in connection with its services as exclusive placement agent under the Purchase Agreement, separately agreed to waive, with respect to the issuance of the Fee Warrants, application of the anti-dilution provisions set forth in that warrant. Because the anti-dilution adjustment to the Original Warrants is accounted for as a modification of the Original Warrants, we recorded an expense for this modification in the period ended February 28, 2007 of which is included in the caption "Change in fair value of warrant liability" in the statement of operations for the year ended February 28, 2007.

12. FAIR VALUE OF WARRANT LIABILITY

In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we have recorded a liability of $10,157,937 for the fair value of the warrants related to the Senior Secured Convertible Notes at February 28, 2007 in order to provide for the possibility that we may be unable to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement and we currently do not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, since we currently do not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we reclassified warrants with an approximate value of $756,000 from equity to the warrant liability. The fair value of this amount was $336,069 at February 28, 2007. The Company expects to seek stockholder approval to increase the authorized shares at a Special Meeting to be scheduled on May 8, 2007. The total fair value of derivative liability, originally recorded at $15,309,980 on October 12, 2006, was adjusted by $4,815,974 to $10,494,006 at
February 28, 2007 resulting in a net non-cash income adjustment of $1,986,041 during the year ended February 28, 2007.

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

As noted above, the fair value of the derivative liability pertaining to the warrants related to the Senior Secured Convertible Notes is volatile. Several factors and underlying assumptions are included in the Black-Scholes model to derive the fair value of the warrants. The factors and the assumptions are as follows:

1. Number of warrants: varies from time to time dependent upon current period grants, conversions, forfeitures, and expirations,

2. Term to expiration: expiration dates vary by grant and currently range from 1-5 years,

3. Market price at the valuation date: $0.70/share at October 12, 2006; $0.41/share at February 28, 2007,

4. Exercise price of the warrants: varies by grant,

5. Dividend yield - assumed to be zero,

6. Interest rate - we use the US Federal Reserve - "Treasury constant maturities rates" at the measurement date matched to the maturities of the warrants. The rates change over time and the maturities of the warrants change over time.

7. Company stock price volatility on a look-back basis as a proxy for expected future volatility in stock price. We use the look-back approach because the stock has a relatively short trading history as a publicly traded security.

While most of these factors changed during the period of October 12, 2006 to February 28, 2007, the most significant factor impacting the change in fair value were the change in stock price and the repricing of the original warrants to $0.51 per share as further described in Note 11.

13. STOCKHOLDERS' EQUITY:

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

We believe that SBI's failure to purchase all of the shares which we elected to sell to them on July 21, 2006 or any of the shares which we elected to sell to them on October 11, 2006 constitutes a breach of SBI's contractual obligations under the SBI Agreement. Under the SBI Agreement, SBI is irrevocably bound to purchase the shares in the amounts and at the times determined by us. We have been engaged in discussions with SBI in an effort to address SBI's default. In our Purchase Agreement with Iroquois Master Fund Ltd and other investors
(See Note 11) we agreed (i) to enforce all of our rights and remedies under the SBI Agreement in connection with the breach by SBI, and (ii) not to agree to any settlement, amendment, waiver or consent under the SBI Agreement without the prior written consent of Iroquois.

SBI has alleged that in September 2006 the Company and SBI entered into an oral settlement agreement pursuant to which the Stock Purchase Agreement was terminated and SBI's obligation to purchase the shares was extinguished. The Company believes that SBI's claim is without basis in fact.

On February 24, 2005, in connection with the acquisition of Biophan Europe (see
Note 3), 100,000 shares of restricted stock, valued at $134,000, were issued, fully charged and accrued to intellectual property rights; and in connection with Employment Agreements of the same date, 200,000 shares of restricted stock valued at $268,000 were issued to two key executives of the German subsidiary company aMRIs GmbH and fully charged to operating expenses in the year ended February 28, 2005.

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

On December 6, 2005, in connection with the acquisition of Biophan Europe (see
Note 3), 100,000 shares of restricted stock, valued at $134,000, were issued in satisfaction of accounts payable in the accompanying consolidated balance sheet at February 28, 2006.

Also, on December 6, 2005, the Company issued 22,000 restricted shares of common stock valued at $37,840 for certain services.

During the years ended February 28, 2007, 2006 and 2005, the Company issued no shares, 84,074 and 1,903,775 shares of stock upon the exercise of warrants for total proceeds of $0, $20,707 and $788,900, respectively. As of February 28, 2007 and 2006, warrants to purchase 33,229,318 and 3,247,920 shares of our common stock were outstanding, respectively. The exercise prices for these warrants range from $.15 per share to $2.49 per share, and the weighted-average exercise price for all of the outstanding warrants is $.64 per share. In addition, during the years ended February 28, 2007, 2006 and 2005, 38,956, 224,165 and 94,999 shares of stock were issued upon the exercise of options for total proceeds of $13,179, $182,541 and $34,900, respectively.

Additional paid-in capital was further increased by $1,444,780, $4,609,778 and $201,000 of expense related to stock options issued for services during the years ended February 28, 2007, 2006 and 2005, respectively. Also, $-0-, $295,362 and $400,725 of profits were received during the years ended February 28, 2007, 2006 and 2005, respectively, from a related company owed pursuant to the "short swing profit" rules of the Securities Exchange Act of 1934.

14. RESEARCH AND DEVELOPMENT COSTS:

Expenditures for research activities relating to intellectual property development and improvement are charged to expense as incurred. Such expenditures amounted to $7,190,975, $6,829,142, and $2,629,980 for the years ended February 28, 2007, 2006, and 2005, respectively.

15. COMMITMENTS:

Lease Obligation

The Company was obligated under operating leases for office space originally expiring January 30, 2008, which the Company had the right to terminate upon ninety days prior written notice to the landlord. The notice of termination was given to the landlord and the Company continued on a month-to-month basis until it vacated the premises on February 9, 2007. The Company has entered into new operating leases for office space commencing March 2007 and expiring April 30, 2022, subject to our right to terminate at any time after December 31, 2008 upon 90 days' notice.

The following is a schedule of future minimum rental payments, included annual increases, required under the operating lease agreements:



Year Ending
February 28,     Amount
------------   ----------
    2008       $  102,891
    2009          139,558
    2010          146,536
    2011          153,636
    2012          157,990
 Thereafter     1,600,939
               ----------
               $2,301,550
               ==========



Rent expense, net of subrentals, charged to operations under these operating lease aggregated $113,161, $70,775 and $58,546 for the years ended February 28, 2007, 2006, and 2005, respectively. Rent expense, net of subrentals, charged to operations for the period from August 1, 1968 (Date of Inception) to February 28, 2006 was $368,626.

Cooperative Research and Development Agreement (CRADA):

In March 2006, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the Food and Drug Administration to evaluate the safety of medical implants in the presence of electromagnetic fields from magnetic resonance imaging for a term of 2.5 years. Pursuant to the Agreement, the Company is committed to a total of $187,500 of which $75,000 has been paid at February 28, 2007.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements

The Company is obligated under seven license or royalty agreements for patents that expire at various dates through 2025. These agreements may be terminated by the Company with 60 days written notice. Aggregate minimum future payments over the remaining life of the patents under these agreements total $5,447,500. License/royalty expense charged to operations was $152,410, $594,890 and $89,880 for the years ended February 28, 2007, 2006 and 2005, respectively.

Employment Agreements

Biophan has employment agreements with its executive officers that renew annually unless terminated by either party. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained.

Also, Biophan has an employment contract with an officer that expires November 9, 2007, and Biophan Europe has an employment agreement with a key employee that expires on February 24, 2009. These agreements provide for base salaries, bonuses based on attaining certain milestones, a restricted stock grant and stock options. The aggregate commitment for future base salaries at February 28, 2007, excluding bonuses and other awards approximates $313,750.

16. RELATED PARTY TRANSACTIONS:

The Company has affiliations with three entities, Biomed, Technology Innovations, and Myotech (through November 30, 2005) that are related by virtue of common senior management personnel and stock ownership. During the years ended February 28, 2007, 2006, and 2005, the Company charged Biomed and Myotech (through November 30, 2005) for services of certain Company personnel. The total of these charges was $197,362, $156,647 and $161,014, respectively. The Company also charges Biomed, TI and Myotech (through November 30, 2005) for expenses allocable to and paid on their behalf. During the years ended February 28, 2007, 2006, and 2005, expenses paid by the Company on their behalf was approximately $175,220, $647,000, and $240,000, respectively. At February 28, 2007, the combined balances due from these related parties was $16,301. The amounts do not bear interest and the Company received payment within forty-five days.

During the years ended February 28, 2007, 2006 and 2005, the Company was billed $35,290, $93,000 and $9,000, respectively, for legal services provided by Bramson & Pressman of which Robert S. Bramson, a former director of the Company, is a partner. Mr. Bramson resigned July 18, 2006.

Steven Katz & Associates, Inc. of which Steven Katz, a former director of the Company is an owner, billed the Company $183,500 and $110,500 during the years ended February 28, 2007 and 2006, respectively, for consulting services. The firm did not bill us for services during the year ended February 28, 2005. Mr. Katz resigned March 9, 2007.

17. SHARE-BASED COMPENSATION PLAN:

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

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on February 28, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in fiscal 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of February 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on March 1, 2006, our net loss and basic and diluted loss per share for the year ended February 28, 2007 were $1,206,640 ($.015 per share) higher than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the years ended February 28:



                                                      2006          2005
                                                 ------------   -----------
Net loss - as reported                           $(14,484,384)  $(5,793,547)
Add: Stock-based employee compensation
  expense included in reported net loss,
  net of related tax effects                        4,384,530       201,000
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects           (6,520,862)     (342,000)
                                                 ------------   -----------
Net loss - pro forma                             $(16,620,716)  $(5,934,547)
                                                 ============   ===========
Basic and diluted loss per share - as reported   $      (0.19)  $     (0.08)
                                                 ============   ===========
Basic and diluted loss per share - pro forma     $      (0.22)  $     (0.08)
                                                 ============   ===========



We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the years ended February 28:



                                       2007           2006          2005
                                   ------------   -----------   -----------
Expected volatility                  71%-122%       60%-103%      88%-150%
Risk-free interest rate             4.54%-5.35%   4.50%-4.60%   4.04%-4.50%
Expected life of options (years)   3.75-8 years    5-10 years    5-10 years
Expected dividends                      -0-           -0-           -0-

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

At February 28, 2007, there was $1,249,419 of unrecognized compensation cost related to stock-based payments which is expected to be recognized over a weighted-average period of 1.23 years.

The following table represents stock option activity for the years ended February 28, 2005 through 2007:



                                                               Weighted-
                                                 Weighted-      Average
                                       Number     Average      Remaining
                                        of       Exercise      Contract
                                       Shares      Price     Life (years)
                                     ---------   ---------   ------------
Outstanding options at 2/28/04       3,869,993     $ .39
Granted                              4,149,859     $ .96
Exercised                              (94,999)    $ .37
                                     ---------
Outstanding options at 2/28/05       7,924,853     $ .69
Granted                              1,968,331     $1.88
Forfeited                              (74,999)    $ .83
Exercised                             (224,165)    $ .81
                                     ---------
Outstanding options at 2/28/06       9,594,020     $ .95
Granted                                354,997     $ .96
Exercised                              (38,956)    $ .34
Forfeited                             (367,000)    $ .47
Expired                               (114,999)    $ .50
                                     ---------
Outstanding options at 2/28/07       9,428,062     $ .96         6.74
                                     =========     =====         ====
Outstanding exercisable at 2/28/07   7,433,479     $ .86         6.39
                                     =========     =====         ====



At February 28, 2007, shares available for future stock option grants to employees and others under our 2001 Stock Option Plan were 597,981 and shares available for future stock option grants to employees and others under our 2006 Incentive Stock Plan were 7,265,003.

At February 28, 2007, the aggregate intrinsic value of shares outstanding was $302,550, and the aggregate intrinsic value of options exercisable was $302,550. Total intrinsic value of options exercised was $ 17,223 for the year ended February 28, 2007.

The following table summarizes our non-vested stock option activity for the year ended February 28, 2007:



                                                   Weighted-Average
                                       Number of    Grant-Date Fair
                                        Shares           Value
                                      ----------   ----------------
Non-vested stock options at 2/28/06    3,048,750         $1.31
Granted                                  160,000         $ .86
Vested                                (1,032,167)        $1.09
Forfeited/Expired                       (182,000)        $ .93
                                      ----------
Non-vested stock options at 2/28/07    1,994,583         $ .62
                                      ==========



18. 401(K) SAVINGS PLAN

The Company maintains a tax-qualified retirement plan that provides all eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) Plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the Plan subject to applicable annual Internal Revenue Code limits. Pre-tax contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participants' directions. Employee elective deferrals are 100% vested at all times. The 401(k) Plan allows for matching contributions to be made by the Company. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan and all contributions are deductible by the Company when made.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For eligible employees, our Investing Plans likewise use base and lump-sum merit pay as components of "eligible compensation" under the applicable plans (incentive plan awards are not part of "eligible compensation"). In addition, our "qualified" plans are subject to applicable IRS limits.

Company matching contributions to the Plan totaled $51,892, $53,242 and $6,240 for the years ended February 28, 2007, 2006, and 2005, respectively. No discretionary contributions were made in 2007, 2006 or 2005.

19. INCOME TAXES:

As of February 28, 2007, the Company had net operating loss carryforwards of approximately $22,124,000 for federal income tax purposes, which expire through 2027.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:



                                       For the Years Ended
                                      --------------------
                                          February 28,
                                      -------------------
                                      2007    2006    2005
                                      ----    ----    ----
Tax benefit at U.S. statutory rates   (34%)   (34%)   (34%)
Increase in valuation allowance        34%     34%     34%
                                      ---     ---     ---
                                        0%      0%      0%
                                      ===     ===     ===



                                                            February 28,
                                                    ---------------------------
                                                         2007           2006
                                                    ------------    -----------
Deferred tax asset is comprised of the following:
  Net operating loss carryforwards                  $ 10,224,000    $ 7,400,000
  Write-down of intellectual property rights             160,000        160,000
  Stock option expense                                 2,400,000             --
                                                    ------------    -----------
  Total deferred tax asset                            12,784,000      7,560,000
  Valuation allowance                               $(12,784,000)   $(7,560,000)
                                                    ============    ===========



20. CONTINGENCIES:

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

On April 5, 2007, SBI Brightline LLC and SBI Brightline XI, LLC brought suit against us and Biomed Solutions, LLC in the Superior Court of Orange County, California. The suit alleges, among other things, that in September 2006 we entered into an oral agreement to terminate the Stock Purchase Agreement dated as of May 27, 2005 and amended on January 8, 2006, between us and SBI Brightline XI, LLC, and seeks unspecified monetary damages and an order by the Court deeming the Stock Purchase Agreement to be terminated. We believe the allegations made by SBI are without basis in fact and we intend to defend the lawsuit vigorously. Because of the potential costs of litigation and the anticipated demands that our defense may place on the time and attention of our management our defense of this matter, regardless of the outcome, could have a material adverse effect on our business and operations.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         Year Ended February 28, 2007*
                                            -----------------------------------------------------
                                               May 31      August 31    November 30   February 28
                                            -----------   -----------   -----------   -----------
Quarter ended:
Revenues                                    $   344,922   $   310,099   $   226,094   $   108,414
Research and development expenses             2,588,408     1,941,513     1,737,351       923,703
General and administrative expenses           2,086,191     1,573,434     1,264,228     1,901,092
Other income (expense)                         (249,592)     (329,508)   (3,061,966)   (3,080,593)
Minority interest in Myotech, LLC               695,825       520,095       470,674       339,045
                                            -----------   -----------   -----------   -----------
Net loss                                    $(3,883,444)  $(3,014,261)  $(5,366,777)  $(5,457,929)
                                            ===========   ===========   ===========   ===========
Loss per common share - basic and diluted   $      (.05)  $      (.04)  $      (.07)  $      (.07)
Weighted average shares outstanding          76,893,764    77,893,673    77,654,013    77,864,738



                                                         Year Ended February 28, 2006*
                                            -----------------------------------------------------
                                               May 31      August 31    November 30   February 28
                                            -----------   -----------   -----------   -----------
Quarter ended:
Revenues                                    $        --   $    62,500   $   466,935   $   515,426
Research and development expenses             1,599,742     2,291,762     1,212,239     1,725,399
General and administrative expenses           1,895,984     3,123,641     1,548,299     1,883,962
Other income (expense)                           85,887      (670,575)      (81,098)     (188,590)
Minority interest in Myotech, LLC                    --            --            --       606,159
                                            -----------   -----------   -----------   -----------
Net loss                                    $(3,409,839)  $(6,023,478)  $(2,374,701)  $(2,676,366)
                                            ===========   ===========   ===========   ===========
Loss per common share - basic and diluted   $      (.05)  $      (.08)  $      (.03)  $      (.03)
Weighted average shares outstanding          74,417,378    75,129,518    76,760,163    76,874,030



22. VALUATION AND QUALIFYING ACCOUNTS



                                                    Years ended February 28, 2007, 2006 and 2005
                                          ----------------------------------------------------------------
                                              Balance at      Additions charged                 Balance at
Description                               beginning of year     to expense (*)    Deductions   end of year
---------------------------------------   -----------------   -----------------   ----------   -----------
Year ended February 28, 2007:
Valuation allowance- deferred tax asset       $7,560,000          $5,224,000         $-0-      $12,784,000
Year ended February 28, 2006:
Valuation allowance- deferred tax asset       $4,787,000          $2,773,000         $-0-      $ 7,560,000
Year ended February 28, 2005:
Valuation allowance-deferred tax asset        $2,926,000          $1,861,000         $-0-      $ 4,787,000



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

The Audit Committee of our Company's Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants without management present to ensure that the independent public accountants have free access to the Audit Committee. The Audit Committee's Report can be found in the Definitive Proxy Statement to be issued in connection with the Company's 2007 Annual Meeting of Stockholders.

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2007.

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

                                                    /s/ Michael L. Weiner
                                                    ------------------------
                                                    Michael L. Weiner
                                                    Chief Executive Officer


                                                    /s/ Darryl L. Canfield
                                                    -------------------------
                                                    Darryl L. Canfield
                                                    Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biophan Technologies, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Biophan Technologies, Inc. maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Biophan Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Biophan Technologies, Inc. maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Biophan Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biophan Technologies, Inc. as of February 28, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2007 and the amounts in the cumulative column in the consolidated statement of operations, stockholders' equity and cash flows for the period March 1, 2000 to February 28, 2007 and our report dated May 4, 2007 expressed an unqualified opinion thereon, and contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

                                         /s/ GOLDSTEIN GOLUB KESSLER LLP
                                         New York, New York
                                         May 4, 2007

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

Executive Officers and Directors

      The following table sets forth information regarding our executive officers and directors. Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified.



         Name           Age   Position
---------------------   ---   ------------------------------------------------
Guenter H. Jaensch       68   Director and Chairman of the Board
Michael L. Weiner        59   Director, Chief Executive Officer, and President
Theodore A. Greenberg    47   Director
Bonita L. Labosky        64   Director
Stan Yakatan             63   Director
John F. Lanzafame        39   Chief Operating Officer and Vice-President -
                              Business Development
Darryl L. Canfield       60   Vice-President, Treasurer, Secretary and Chief
                              Financial Officer
Stuart G. MacDonald      58   Vice-President -- Research and Development
Jeffery L. Helfer        54   Vice-President -- Engineering



      The principal occupations and business experience for at least the past five years of each director and executive officer is as follows.

      Guenter H. Jaensch, Ph.D. is the former Chairman and CEO of Siemens Pacesetter, Inc., a manufacturer of cardiac pacemakers. During his more than twenty-five years at Siemens, Dr. Jaensch held various senior executive positions prior to running Siemens Pacesetter, including President of Siemens Communications Systems, Inc. from August 1983 to March 1985, Chairman and President of Siemens Corporate Research and Support, Inc., from April 1982 to September 1991 and Chairman and CEO of Siemens Pacesetter, Inc. and Head of the Cardiac Systems Division of Siemens AG Medical Engineering Group from October 1991 to September 1994. In 1994, upon the acquisition of Pacesetter by St. Jude Medical, Inc., he joined St. Jude Medical as Chairman and CEO of Pacesetter, Inc. and retired in 1995 to manage his personal investments. Since December 1997 he has been a director of MRV Communications, a publicly traded company in the fiber optic technology business. Dr. Jaensch has been a director of Biophan since March 2002.


      Michael L. Weiner is President, Chief Executive Officer and co-founder of Biophan, and has served as the Company's CEO since its inception in 2000. From 1975 to 1985 Mr. Weiner worked at Xerox Corporation in sales and marketing positions. In 1985 he left Xerox to head Microlytics, a Xerox PARC spin-off company, which subsequently merged with another company. In 1992 Mr. Weiner co-founded TextWise, a company developing natural language technologies, which was acquired by Manning and Napier Information Services (MNIS), a company offering patent analytics and natural language search and translation technologies, where Mr. Weiner served as CEO through 1999. In 1999 Mr. Weiner co-founded Technology Innovations, LLC, and serves on the board and as managing member, and its affiliate, Biomed Solutions, LLC, which together hold equity interests in several companies, including Biophan. Mr. Weiner serves on the boards of NaturalNano, Inc. and several privately-held technology companies.

      Theodore A. Greenberg is Chief Investment Officer, Chief Financial Officer, Secretary, and is a member of the Board of Directors of Infinity Capital Group, Inc., a business development company which he joined in 2005. Since 2004 he has been, and continues to be, a project consultant and advisor and has provided services to various companies. In 1999, Mr. Greenberg co-founded Park Avenue Equity Partners, LP, a $100 million middle market private equity fund and he was a general partner until 2003. From 1998 to 1999, Mr. Greenberg was the Chief Financial Officer of Development Capital, LLC. Mr. Greenberg has been a director of Biophan since April 2006.


      Bonita L. Labosky has, since December 2006, been President and CEO of Cardiac Concepts, Inc., a Minneapolis-based company developing new medical device technologies. From 2000 until December 2006, she was Group Vice President and member of the Executive Committee of Welch Allyn, Inc., a provider of innovative medical diagnostic devices, patient monitoring systems, and external defibrillators. During her tenure at Welch Allyn, Inc., Ms. Labosky also served as a member of the firm's Executive Committee. From 1993 until 2000, she was a Vice President of Medtronic, Inc., serving as General Manager for Heart Failure Management from 1997 through 2000, General Manager for Micro Interventional Systems from 1996 through 1997, and General Manager of the Promeon Division from 1993 through 1997. From 1989 through 1993, she was a research and development director at Medtronic and from 1978 through 1988 she held various management positions (including Vice President and General Manager) with SPSS, Inc. Ms. Labosky joined our Board of Directors in March 2007.


      Stan Yakatan is Chairman and Chief Executive Officer of Katan Associates, a private company which he founded in May 1989 that provides advisory services and strategic planning for companies in the life sciences industry. From June 2003 to August 2005, Mr. Yakatan was Chairman and Chief Executive Officer of Grant Life Sciences, a publicly-traded company engaged in the research, development, marketing, and sale of diagnostic kits for the screening, monitoring, and diagnosis of diseases with emphasis on women's health, infectious diseases, and cancers. Mr. Yakatan continues to serve as a Director of Grant Life Sciences. He is also a Director of Response Biomedical Corp. and LifePoint, Inc. and of several privately-held companies in the life sciences industry. From 1968 until he founded Katan Associates in 1989, Mr. Yakatan held various senior executive positions with New England Nuclear Corporation (a division of E.I. DuPont), ICN Pharmaceuticals, Inc., New Brunswick Scientific Co., Inc. and Biosearch. Mr. Yakatan is the Chairman of Biocomm Inc., a venture capital firm, and has founded and served as Chief Executive Officer of numerous entrepreneurial ventures in the biomedical and healthcare sectors. He has served as a strategic advisor to government agencies in Canada and Australia.

      John F. Lanzafame joined Biophan in 2004 and has served as Vice President
- Business Development and President of Nanolution, LLC, the drug delivery division of Biophan. In 2006, Mr. Lanzafame was promoted to Chief Operating Officer of Biophan and currently leads operations and business development for the Company. From 1989 to 2004, Mr. Lanzafame was employed by STS Biopolymers, Inc., a privately held medical device company that marketed high performance polymer-based coatings for the medical device industry, including drug eluting surfaces for devices such as coronary stents and indwelling catheters, serving in a variety of positions from 1989 to 2003 and as President beginning in 2003. Mr. Lanzafame left STS Biopolymers in 2004, following sale of the company to Angiotech Pharmaceuticals. Mr. Lanzafame is a member of the Board of Directors of NaturalNano, Inc.

      Darryl L. Canfield has been Chief Financial Officer, Vice President, Treasurer, and Secretary of Biophan since January 2006. For five years prior to joining Biophan in November 2005, Mr. Canfield was Vice President, Corporate Controller, and Chief Accounting Officer at Genencor International, Inc., a company engaged in the development and manufacturing of innovative diversified products for the biotechnology industry. From 1988 to 1994 Mr. Canfield held senior financial positions in several food and beverage companies, serving from 1994 to 2000 as CFO of SALOV North America Corp., from 1989 to 1994 as Vice President and Corporate Controller for Curtice Burns Foods, and from 1988 to 1989 as CFO of Genesee Corporation. From 1986 to 1988, he was CFO of The Systems Company, a captive high technology division of Fidelity Investments. From 1977 to 1987, he held several financial positions for Sybron Corp, including Group Controller for the Laboratory Group, and Vice President, Finance, of Brinkmann Instruments. From 1972 to 1977, he worked as an auditor for Price Waterhouse.

      Stuart G. MacDonald has been Biophan's Vice-President-Research and Development since January 2001. From January 1995 through December 2000, Mr. MacDonald was employed at Ortho-Clinical Diagnostics, a Johnson & Johnson company, holding the position of Director-Engineering from 1996 to mid-1997 and Vice-President, Clinical Lab Instrumentation R&D from mid-1997 through December 2000. He worked at Eastman Kodak Company from 1971 to 1994, rising to the position of Assistant Director, Clinical Diagnostic Research Labs. A portion of Mr. MacDonald's time is spent assisting with the research programs of Biomed Solutions, LLC and Myotech, LLC, related companies, for which Biophan is reimbursed.

      Jeffrey L. Helfer has been Biophan's Vice-President-Engineering since October 2001. Prior thereto, he served in a number of positions at Eastman Kodak Company for 19 years until November 1994. From December 1994 to September 2001 Mr. Helfer held various positions at Ortho-Clinical Diagnostics, a Johnson & Johnson company, including as Program Director within OCD's Product Development and Program Management Center of Excellence from June 1999 to September 2001, Program Director and Director of Regulatory Affairs from April 2000 to September 2001, Director of Engineering from January 1997 to March 2000, and Director of New Business Development from February 1995 to December 1996. A portion of Mr. Helfer's time is spent assisting with the research programs of Biomed Solutions, LLC, and Myotech, LLC, related companies, for which Biophan is reimbursed.

      There are no family relationships among any of our directors or executive officers.

Corporate Governance Guidelines

      Our Board has long believed that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. Our common stock is currently quoted on the OTC Bulletin Board. The OTC Bulletin Board currently does not have any corporate governance rules similar to the NASDAQ Stock Market, Inc., the American Stock Exchange, Inc. or any other national securities exchange or national securities association. However, our Board believes that the corporate governance rules of NASDAQ and AMEX represent good governance standards and, accordingly, during the past year, our Board has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002, the new rules and regulations of the Securities and Exchange Commission and the new listing standards of NASDAQ and AMEX, and it has implemented certain of the foregoing rules and listing standards during this past fiscal year. Biophan has also adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Board is also considering adopting during this current fiscal year additional corporate governance guidelines to assist it in the exercise of its duties and responsibilities and to serve the best interests of Biophan and its stockholders.

Board Determination of Independence



      Under NASDAQ and AMEX rules, generally speaking, a director will only qualify as an "independent director" if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of Dr. Jaensch, Mr. Greenberg, Mr. Yakatan, and Ms. Labosky does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that, consequently, each of these directors is an "independent director" as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules and similar AMEX rules.

The Board held nine (9) meetings during our fiscal year ended February 28, 2007. The standing committees of the Board are the Audit Committee and the Compensation Committee. The Board does not currently have a nominating committee and has not established any specific procedure for selecting candidates for director. Directors are currently nominated by a majority vote of the Board. There is also no established procedure for stockholder communications with members of the Board or the Board as a whole. However, stockholders may communicate with our investor relations department, and such communications are either responded to immediately or are referred to the chief executive officer or chief financial officer for a response. During fiscal 2007, each of the incumbent directors, during his period of service, attended at least 75% of the total number of meetings held by the Board.

Audit Committee.

The Audit Committee is composed of Dr. Jaensch and Mr. Greenberg. The responsibilities of the Audit Committee as more fully set forth in the Audit Committee Charter adopted in July 2003 and posted on our website at www.biophan.com, include appointing, retaining, replacing, compensating and overseeing the work of the independent accountants, who report to, and are directly accountable to, the Committee. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally five (5) times during our fiscal year ended February 28, 2007. During that fiscal year, the Audit Committee was composed at various times of Dr. Jaensch, Mr. Bramson, Mr. Kenzie, Mr. Greenberg, Mr. Yakatan and Mr. Katz. On the occasion of two of the four meetings held by the Committee during his tenure, Mr. Yakatan was absent. Otherwise, each member of the Audit Committee attended all of the meetings. The Board has determined that each of Dr. Jaensch and Mr. Greenberg meets the qualifications as an "audit committee financial expert". Each member of the Audit Committee is "independent" as such term is used in Section 10A(m)(3) of the Securities and Exchange Act of 1934, as amended.

Compensation Committee.

The Compensation Committee is composed of Ms. Labosky and Mr. Yakatan. The responsibilities of the Compensation Committee as more fully set forth in the Compensation Committee Charter adopted in June 2005 and posted on our website at www.biophan.com, include reviewing our compensation policies, establishing executive officer compensation, and administering our stock option plans. The Compensation Committee met informally several times during our fiscal year ended February 28, 2007. During that fiscal year, the Compensation Committee was composed at various times of Dr. Jaensch, Mr. Kenzie, Mr. Bramson, Mr. Yakatan and Mr. Katz. Each member of the Compensation Committee attended all of the meetings during his or her tenure on the Committee. All of the members of the Committee are deemed to be non-employee directors for purposes of Section 162(m) and Rule 16b-3 of the Exchange Act. None of our executive officers serves as a member of the Board or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee. None of the members of our Compensation Committee has ever been our employee.

Director Compensation

      Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, receive an annual cash fee of $8,000. Dr. Jaensch receives an additional $30,000 for serving as Chairman of the Board. In addition, non-employee directors receive options under our 2006 Incentive Stock Plan. All directors receive reimbursement for their reasonable expenses incurred in attending Board meetings. An additional $3,000 per year is paid to the Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. We maintain directors and officers liability insurance.

The following table shows compensation to directors for the fiscal year ended February 28, 2007:


                            DIRECTOR COMPENSATION (1)

-------------------------------------------------------------------------------------------------------------
                               Fees Earned or     Option Awards ($)        All Other
           Name               Paid in Cash ($)           (2)           Compensation ($)        Total ($)
---------------------------- ------------------- -------------------- -------------------- ------------------
Guenter H. Jaensch               $38,000  (3)           $24,834  (9)  $           0                  $62,834
---------------------------- ------------ ------ --------------- ---- -------------- ----- ------------------
Steven Katz                        8,000  (4)            24,834  (10)       183,500   (16)           216,334
---------------------------- ------------ ------ --------------- ---- -------------- ----- ------------------
Theodore A. Greenberg              6,000  (5)            24,834  (11)             0                   30,834
---------------------------- ------------ ------ --------------- ---- -------------- ----- ------------------
Stan Yakatan                       2,000  (6)             5,165  (12)             0                    7,165
---------------------------- ------------ ------ --------------- ---- -------------- ----- ------------------
Michael Friebe                         0  (7)                 0  (13)        27,984   (17)            27,984
---------------------------- ------------ ------ --------------- ---- -------------- ----- ------------------
Robert S. Bramson                  2,000  (7)                 0  (14)        34,607   (18)            36,607
---------------------------- ------------ ------ --------------- ---- -------------- ----- ------------------
Ross B. Kenzie                     6,000  (8)            24,834  (15)             0                   30,834
---------------------------- ------------ ------ --------------- ---- -------------- ----- ------------------



(1) Certain columnar information required by Item 402(k)(2) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal year ended February 28, 2007.

(2) The reported amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended February 28, 2007, in accordance with FAS 123R, of awards pursuant to our Stock Incentive Plan and may include amounts from awards granted both in and prior to the fiscal year ended February 28, 2007. As required, the amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company's performance, stock price fluctuations and applicable vesting.

(3) Includes a $30,000 fee for service as Chairman of the Board and an $8,000 fee for service on the Board.


(4)   Resigned in March 2007.

(5)   Elected to the Board in April 2006.

(6)   Elected to the Board in December 2006.

(7)   Term expired in July 2006.

(8)   Resigned in October 2006.

(9) An option for the purchase of 40,000 shares of common stock at an exercise price of $1.06 per share was granted to Dr. Jaensch on July 18, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. This option has a termination date of July 18, 2016. At February 28, 2007, Dr. Jaensch held options for the purchase of an aggregate of 715,000 shares of common stock, of which options for the purchase of 627,500 shares were exercisable.

(10) An option for the purchase of 40,000 shares of common stock at an exercise price of $1.06 per share was granted to Mr. Katz on July 18, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. This option has a termination date of July 18, 2016. At February 28, 2007, Mr. Katz held options for the purchase of an aggregate of 420,000 shares of common stock, of which options for the purchase of 332,500 shares were exercisable.

(11) An option for the purchase of 40,000 shares of common stock at an exercise price of $1.06 per share was granted to Mr. Greenberg on July 18, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. This option has a termination date of July 18, 2016. At February 28, 2007, Mr. Greenberg held options for the purchase of an aggregate of 40,000 shares of common stock, none of which were exercisable.

(12) An option for the purchase of 40,000 shares of common stock at an exercise price of $0.45 per share was granted to Mr. Yakatan on December 1, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. This option has a termination date of December 1, 2016. At February 28, 2007, Mr. Yakatan held options for the purchase of an aggregate of 40,000 shares of common stock, none of which were exercisable.

(13)  Dr. Friebe held no options at February 28, 2007.

(14) At February 28, 2007, Mr. Bramson held options for the purchase of an aggregate of 365,000 shares, of which options for the purchase of 277,500 shares were exercisable.

(15) An option for the purchase of 40,000 shares of common stock at an exercise price of $1.06 per share was granted to Mr. Kenzie on July 18, 2006. This option required (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. Because Mr. Kenzie resigned on October 31, 2006 before satisfaction of the vesting requirements, this option terminated without becoming exercisable. At February 28, 2007, Mr. Kenzie held options for the purchase of an aggregate of 245,000 shares of common stock, of which options for the purchase of 197,500 shares were exercisable.

(16) Other compensation consists of fees for consulting services performed by Mr. Katz.

(17) Other compensation consists of salary as an employee of our subsidiary, Biophan Europe GmbH, through May 2006 and fees for consulting services through September 2006.

(18) Other compensation consists of fees for legal services provided by Bramson & Pressman, of which Mr. Bramson is a partner.

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

Further, Mr. Weiner is on the board of Nanoset, LLC, an entity owned in part by Biomed and with which we have entered into a technology license agreement, and Myotech, LLC, an entity in which Biomed is a 12.53% owner and Biophan is a 43.7% owner. Messrs. MacDonald and Helfer also serve on the board of managers of Myotech. Myotech is developing a biomedical device that does not compete with those being developed by us.

Messrs Weiner and Lanzafame, are also on the Board of NaturalNano, Inc., the principal owner of which is Technology Innovations, LLC. NaturalNano has entered into a research and development agreement with us for drug eluting technology.

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

Our independent directors will make all determinations and decisions relating to the issue involving Biomed and its affiliates described above, without the vote of Mr. Weiner. In addition, the Board will act to ensure that Mr. Weiner discharge their obligations to us in accordance with their fiduciary duties to us.

LIMITATION OF LIABILITY AND INDEMNIFICATION

      As permitted by the Nevada General Corporation Law, we have adopted provisions in our certificate of incorporation and by-laws to be in effect at the closing of this offering that limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

      o any breach of the director's duty of loyalty to us or our stockholders;

      o any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

      o any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

      o any transaction from which the director derived an improper personal benefit.

      These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our by-laws provide that:

      o we will indemnify our directors, officers and, in the discretion of our board of directors, certain employees to the fullest extent permitted by the Nevada General Corporation Law; and

      o we will advance expenses, including attorneys' fees, to our directors and, in the discretion of our board of directors, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

      We also maintain general liability insurance that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act of 1933, as amended. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

      These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

      At present, there is no pending litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on representations from certain reporting persons, we believe that, with respect to the year ended February 28, 2007, the following transactions applicable to our executive officers, directors and ten percent stockholders required by Section 16(a) were not reported timely. On July 18, 2006, the date of our Annual Stockholders Meeting, Messrs. Jaensch, Kenzie, Katz and Greenberg were elected non-management directors and each was granted 40,000 options. On December 1, 2006, Stan Yakatan was elected as a non-management director and was granted 40,000 options.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

      General Compensation Philosophy

      The objectives of the Company's executive compensation policies are (i) to be competitive with pay practices of other companies of comparable size and status, including those in the biotechnology industry and (ii) to attract, motivate and retain key executives who are vital to the long-term success of the Company. The Company's executive compensation currently consists of both fixed annual salary and stock based compensation which align the interests of the Company's executives with the interests of its stockholders.


      Executive Compensation Guiding Principles

      Our general compensation philosophy is further guided by the following principles specific to our executives:

      o     A strong link between pay and Company performance

      o Executives aligned with stockholders and managing from the perspective of owners with a meaningful equity stake in Biophan in the form of grants of stock options and restricted stock.

      o A competitive compensation package that will enable the Company to attract and motivate high-performing talent and that is strongly competitive with other biotechnology companies in our industry.

      o     A simple and cost-efficient program design


      The Compensation Committee of our Board of Directors determines the base salary (and any bonus and equity-based compensation) for each executive officer annually. Michael Weiner, our Chief Executive Officer, confers with members of the Compensation Committee, and makes recommendations, regarding the compensation of all executive officers other than himself. He does not participate in the Compensation Committee's deliberations regarding his own compensation. In determining the compensation of our executive officers, the Compensation Committee consults the annual Bioworld Executive Compensation Report, but does not engage in any benchmarking of total compensation or any material element of compensation.

      The Compensation Committee believes that it is important that the interests of our executive officers be aligned as closely as possible with those of our shareholders, and in that regard reviews on an annual basis the number of stock options and other equity interests held by each of our executive officers.

      Components of Biophan's Compensation Program

      The compensation program for our Named Executive Officers consists of:

(1)   Base salary;
(2)   Long-term incentive compensation, including:
      (i)   Stock Options, Restricted Stock, and Restricted Stock Units,
      (ii)  Stock Appreciation Rights, and Other Stock-Based Awards,
      (iii) Broad-based Employee Benefits

(1)   Base Salary

      With respect to annual compensation, the fundamental objective in setting base salary levels for the Company's senior management is to pay competitive rates to attract and retain high quality, competent executives. Competitive pay levels are determined based upon proxy disclosures, individual leadership, level of responsibility, management skills and industry activities. The Company does not currently have a bonus program for its executives.

(2)   Long Term Incentive Compensation

      (i) Stock Options, Restricted Stock, and Restricted Stock Units.


      The Company has two equity-based compensation plans, entitled Biophan Technologies, Inc. 2001 Stock Option Plan and Biophan Technologies, Inc. 2006 Incentive Stock Plan (the "Plans"), which are stockholder approved. The Plans provide for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plans. The Plans are administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plans, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans. Under the 2006 Plan, non-employee directors receive automatic grants of options for the purchase of 40,000 shares of common stock (i) upon the initial election to the Board of Directors and (ii) at each successive Annual Meeting at which they are re-elected to the Board. Under the 2001 Plan, 13,000,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at February 28, 2007, 597,981 shares were available for future option grants and awards. Under the 2006 Plan, 7,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at February 28, 2007, 7,265,003 shares were available for future option grants and awards.

      To date, awards have been solely in the form of non-qualified stock options granted under the Plans. The Compensation Committee grant these stock-based incentive awards from time to time for the purpose of attracting and retaining key executives, motivating them to attain the Company's long-range financial objectives, and closely aligning their financial interests with long-term stockholder interests and share value.

      Restricted stock awards entitle recipients to acquire shares of common stock, subject to our right to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Restricted stock unit awards entitle the recipient to receive shares of common stock to be delivered in the future subject to such terms and conditions on the delivery of the shares as the Board of Directors may determine.

      Restricted stock and restricted stock unit awards granted under the 2006 Plan may vest (a) solely on the basis of passage of time, (b) solely based on achievement of specified performance criteria or (c) upon the passage of time, subject to accelerated vesting if specified performance criteria are met. The Board of Directors may determine, at the time of grant, that restricted stock or restricted stock unit award being made to an officer will vest solely upon achievement of specified performance criteria designed to qualify for deduction under Section 162(m) of the Code. The performance criteria for each restricted stock or restricted stock unit award intended to so qualify for purposes of Section 162(m) of the Code will be based on one or more of the following measures: sales, earnings per share, return on net assets, return on equity, and customer service levels.

      Except as noted below, (a) restricted stock and restricted stock units that vest solely on the basis of passage of time may vest no faster than ratably over three years; and (b) restricted stock and restricted stock units that vest based on achievement of specified performance criteria, or provide for accelerated vesting based upon achievement of specified performance criteria, may not vest earlier than the first anniversary of the date of grant. These vesting restrictions do not apply to restricted stock and restricted stock unit awards collectively with respect to up to 5% of the total number of shares of common stock covered by the 2006 Plan. In addition, the Board of Directors may make exceptions to the vesting limitations described above in the event of the recipient's death, a change in control or other extraordinary circumstances specified in the 2006 Plan.

(ii)  Stock Appreciation Rights and Other Stock-Based Awards

      A stock appreciation right, or SAR, is an award entitling the holder on exercise to receive, at the election of the Board of Directors, an amount in cash or common stock or a combination thereof determined in whole or in part by reference to appreciation, from and after the date of grant, in the fair market value of a share of common stock. SARs may be based solely on appreciation in the fair market value of common stock or on a comparison of such appreciation with some other measure of market growth such as (but not limited to) appreciation in a recognized market index. Under the 2006 Plan, the Board of Directors has the right to grant other awards of common stock or awards otherwise based upon common stock or other property, including without limitation rights to purchase shares of common stock, having such terms and conditions as the board may determine.

      The Company believes that, through the use of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards, executives' interests are directly tied to enhanced stockholder value. The Compensation Committee has the flexibility of awarding any of these incentives to executives. This flexibility enables the Company to fine-tune its grants in order to maximize the alignment of the interests of the stockholders and management.

(iii) Broad-based Employee Benefits

      As employees, our Named Executive Officers have the opportunity to participate in a number of benefits programs that are generally available to all eligible employees. These benefits include:

      o Healthcare Plans-- includes medical benefits, dental benefits, behavioral health program, vision and hearing care program, and wellness programs.

      o Disability Plans-- includes short-term and long-term disability income plans.

      o     Investing Plans-- includes a 401(k) plan.

Qualified Retirement Plan

      We maintain a tax-qualified retirement plan that provides all eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) Plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the Plan subject to applicable annual Internal Revenue Code limits. Pre-tax contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participants' directions. Employee elective deferrals are 100% vested at all times. The 401(k) Plan allows for matching contributions to be made by us. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan and all contributions are deductible by us when made.


      For eligible employees, our Investing Plans likewise use base and lump-sum merit pay as components of "eligible compensation" under the applicable plans (incentive plan awards are not part of "eligible compensation"). In addition, our "qualified" plans are subject to applicale IRS limits.

                           SUMMARY COMPENSATION TABLE (1)

      The table set forth below summarizes the compensation paid to our named executive officers during the year ended February 28, 2007.



        Name and                                                                           All
       Principal                                                    Stock      Option     Other
        Position            Year        Salary      Bonus(2)      Awards(3)   Awards(4) Compensation   Total
---------------------------------------------------------------------------------------------------------------
Michael L. Weiner
President and CEO            2007      $260,000          0            0           0      $11,758      $271,758

Darryl L. Canfield
CFO                          2007      $180,000          0            0           0         0         $180,000

John F. Lanzafame
Vice-President and COO       2007      $188,077          0            0           0         0         $188,077

Stuart G. MacDonald
Vice-President  -
Research                     2007      $175,000          0            0           0         0         $175,000

Jeffrey L. Helfer
Vice-President
-Engineering                 2007      $180,000          0            0           0         0         $180,000
---------------------------------------------------------------------------------------------------------------


----------
(1) Certain columnar information required by Item 402(c)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during fiscal year ended February 28, 2007.
(2) No bonus was paid to any named executive officer. The Company does not have a formal bonus plan, but the Compensation Committee has, from time to time on the recommendation of management, awarded cash bonuses to employees in recognition of exceptional service.
(3) The Company did not issue any stock awards to named executive officers in the fiscal year ended February 28, 2007.
(4) The Company did not issue any options awards to named executive officers in the fiscal year ended February 28, 2007.
(5) Unless otherwise indicated, the aggregate amount of perquisites and other personal benefits given to each of the named executive officers valued at the actual cost to the Company was less than $10,000. These amounts consist of contributions made by the Company to the 401(k) Plan and premiums for long-term disability for each of the officers.

Grants of Plan Based Awards

      The Company did not grant stock options or stock awards to the named executive officers during the fiscal year ended February 28, 2007.

Outstanding Equity Awards at Fiscal Year End

      The following table presents the number and values of exercisable and unexercisable options at February 28, 2007:


--------------------------------------------------------------------------------------------------------------
                                               Option Awards (1)
--------------------------------------------------------------------------------------------------------------

                                   Number of       Number of
                                  Securities      Securities
                                  underlying      underlying
                                 Unexercised     Unexercised
                                   Options     Unearned Options      Option
                                     (#)              (#)           Exercise        Option
                                 Exercisable    Unexercisable         Price       Expiration
           Name                   (Vested)        (Unvested)           ($)           Date
----------------------------     -----------   ---------------     -----------   -------------
Michael L. Weiner                    250,000  (2)           0         $ 0.50      01/01/2011
                                     250,000  (3)           0           0.43      07/16/2012
                                     300,000  (4)           0           0.18      10/31/2013
                                     800,000          200,000 (5)       0.97      05/10/2014

Darryl L. Canfield                   300,000          300,000 (6)       1.87      11/09/2015

John F. Lanzafame                     75,000           25,000 (7)       0.67      07/19/2014
                                     112,500           37,500 (8)       0.74      09/03/2014
                                     240,000           60,000 (9)       1.80       3/15/2015
                                      91,667          183,333 (10)      1.56      01/06/2016

Stuart G. MacDonald                  100,000  (11)          0           0.50      01/01/2011
                                     100,000  (12)          0           0.43      07/16/2012
                                     200,000  (4)           0           0.18      10/31/2013
                                     340,000           85,000 (13)      0.97      05/10/2014
                                      25,000  (14)          0           2.60      05/27/2015

Jeffrey L. Helfer                    100,000  (15)          0           0.50      10/15/2011
                                     100,000  (3)           0           0.43      07/16/2012
                                     200,000  (4)           0           0.18      10/31/2013
                                     340,000           85,000 (13)      0.97      05/10/2014
                                      25,000  (14)          0           2.60      05/27/2015


----------
(1) Certain columnar information required by Item 402(f) (2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during fiscal year ended February 28, 2007.

(2) These stock options were granted on January 1, 2001, with 100,000 vesting and becoming exercisable immediately. The remaining options vested and became exercisable in three equal annual installments with the first installment vesting on January 1, 2002.

(3) These stock options were granted on July 16, 2002. This option vested and became exercisable in three equal annual installments with the first installment vesting on December 31, 2002.

(4) These stock options were granted on October 31, 2003. This option vested and became exercisable in four equal annual installments with the first installment vesting on October 31, 2003.

(5) These stock options were granted on May 10, 2004. This option becomes vested and exercisable after the following contingencies are met.
      a.    400,000 options upon completion of a financing deal,
      b. 400,000 options upon completion of a substantial licensing and/or strategic transaction, and

      c.    200,000 options upon completion of a listing on a major exchange.

(6) These stock options were granted on November 9, 2005. This option becomes vested and exercisable in six equal annual installments with the first installment vesting on November 9, 2005.

(7) These stock options were granted on July 19, 2004. This option becomes vested and exercisable in four equal annual installments with the first installment vesting July 19, 2004.

(8) These stock options were granted September 3, 2004. This option becomes vested and exercisable in four equal annual installments with the first installment vesting September 3, 2004.

(9) These stock options were granted on March 10, 2005. This option becomes vested and exercisable after the following contingencies are met.

      a. 90,000 options upon completion of a financing deal vest and become exercisable in three equal semi-annual installments with the first installment vesting March 15, 2005,
      b. 150,000 options upon completion of a substantial licensing and/or strategic transaction vest and become exercisable in three equal semi-annual installments with the first installment vesting March 15, 2005, and
      c. 60,000 options upon completion of a listing on a major exchange vest and become exercisable in three equal semi-annual installments with the first installment vesting on the date of completion.

(10) These stock options were granted on January 6, 2006. This option becomes vested and exercisable in three equal annual installments with the first installment vesting on January 6, 2007.

(11) These stock options were granted January 1, 2001. This option vested and became exercisable in five equal annual installments with the first installment vesting January 1, 2002.

(12) These stock options were granted July 16, 2002. This option vested and became exercisable on December 31, 2002.

(13) These stock options were granted on May 10, 2004. This option becomes vested and exercisable after the following contingencies are met.

      a.    127,500 options upon completion of a financing deal,
      b. 212,500 options upon completion of a substantial licensing and/or strategic transaction, and
      c.    85,000 options upon completion of a listing on a major exchange.

(14) These stock options were granted May 27, 2005. This option vested and became exercisable on May 27, 2005.

(15) These stock options were granted October 15, 2001. This option vested and became exercisable in five equal annual installments with the first installment vesting October 15, 2002.

Options Exercised and Stock Vested


      No named executive officer exercised options in the fiscal year ended February 28, 2007. Options held by the following named executive officer vested during the year ended February 28, 2007 as follows:

      Darryl L. Canfield    200,000
      John F. Lanzafame     154,127
      Stuart G. MacDonald    50,000
      Jeffrey L. Helfer      50,000


Employment Agreements

      Each of Michael L. Weiner, President and Chief Executive Officer; Darryl
L. Canfield, Vice-President, Treasurer, Secretary and Chief Financial Officer; Stuart G. MacDonald, Vice President of Research and Development; Jeffrey L. Helfer, Vice President and General Manager of Cardiovascular Products; and John
F. Lanzafame, Chief Operating Officer and Vice President of Business Development, has entered into an employment agreement with Biophan.

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

      The employment agreements for Messrs. Canfield, MacDonald, Helfer and Lanzafame are terminable by either us or the employee upon 30 days' notice or immediately by us for cause (as defined in their employment agreements) or upon the death or disability of the employee. However, Messrs. Canfield, MacDonald and Lanzafame are entitled to receive severance equal to six months' base salary, payable in three equal installments within fifteen (15), thirty (30) and sixty (60) days following termination in the event that the employee is terminated by us within ninety (90) days following a change in control. In addition, under such circumstances each of them will be immediately vested in any options, warrants, retirement plan or agreements then in effect. Mr. Helfer is entitled to receive severance equal to six months' base salary, payable in six equal monthly installments for Voluntary Termination with Good Reason. Each will receive benefit continuation for the period equal to their severance.

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

Termination and Change in Control Tables

      The tables below outline the potential payments to our Chief Executive Officer and other Named Executive Officers upon the occurrence of certain termination triggering events. For the purposes of the table, below are the standard definitions for the various types of termination, although exact definitions may vary by agreement and by person.

      "Voluntary termination" means a termination initiated by the executive officer.

      "Voluntary termination for Good Reason" generally means termination initiated by the executive officer (i) following a change in control as defined above (ii) due to a material breach by the Company under the employment agreement or (iii) a significant change in the executive officer's duties.

      "Involuntary Termination--Disability" means entitlement to long-term disability benefits under the Company Disability Income Plan, as amended and any successor plan, or a determination of a permanent and total disability under a state workers compensation statute.

      "Involuntary Termination-- For Cause" means the occurrence of one or more of the following events (i) the Executive willfully refuses to obey reasonable and lawful orders of the CEO or the Board of Directors; (ii) the Executive has willfully breached or habitually neglected his duty and has failed to correct his behavior within five (5) days following receipt of written notice of such concerns; (iii) the Executive has been convicted in a court of law of a crime or offense which involves dishonesty or fraud; (iv) the Executive has breached any of the Executive's obligations pursuant to this Agreement; or (v) the Executive has committed an intentional tort against the Company or its Executives.

      "Involuntary Termination-- Not for Cause" means an involuntary termination for reasons other than "For Cause" as defined above.

      "Involuntary Termination for Change-in-Control" occurs when a named executive is terminated after the completion of change in control as described above in Employment Contracts.

      No Named Executive Officer is entitled to a payment in connection with Involuntary Termination--For Cause.

      Only Mr. Helfer is entitled to a payment in connection with a Voluntary Termination for Good Reason.


Michael L. Weiner
President, Chief Executive Officer, Director
---------------------------------------------------------------------------------------------------------------------
                                             Voluntary
                                            Termination                     Involuntary Termination
---------------------------------------------------------------------------------------------------------------------
Executive Benefits and Payments Upon      Good Reason or   Disability or                                  Change in
Termination(1)                              Retirement         Death        For Cause    Not For Cause     Control
---------------------------------------------------------------------------------------------------------------------
Compensation
   Severance(2)                                        0        $260,000            0         $260,000       $260,000
Benefits and Perquisites(3)
   401(k) Match(4)                                     0           9,000            0            9,000          9,000
   Health Insurance(5)                                 0          10,200            0           10,200         10,200
   Long-Term Disability premiums(5)                    0           1,360            0            1,360          1,360
---------------------------------------------------------------------------------------------------------------------

Darryl L. Canfield
Vice-President, Treasurer, Secretary, Chief Financial Officer
---------------------------------------------------------------------------------------------------------------------
                                             Voluntary
                                            Termination                     Involuntary Termination
---------------------------------------------------------------------------------------------------------------------
Executive Benefits and Payments Upon      Good Reason or   Disability or                                  Change in
Termination(1)                              Retirement         Death        For Cause    Not For Cause     Control
---------------------------------------------------------------------------------------------------------------------
Compensation
   Severance(2)                                        0               0            0                0        $90,000
Benefits and Perquisites(3)
   401(k) Match(4)                                     0               0            0                0          3,600
   Health Insurance(5)                                 0               0            0                0          1,930
   Long-Term Disability premiums(5)                    0               0            0                0            810
---------------------------------------------------------------------------------------------------------------------

John F. Lanzafame
Vice-President - Business Development, Chief Operating Officer
---------------------------------------------------------------------------------------------------------------------
                                             Voluntary
                                            Termination                     Involuntary Termination
---------------------------------------------------------------------------------------------------------------------
Executive Benefits and Payments Upon      Good Reason or   Disability or                                  Change in
Termination(1)                              Retirement         Death        For Cause    Not For Cause     Control
---------------------------------------------------------------------------------------------------------------------
Compensation
   Severance(2)                                        0               0            0                0        $90,000
Benefits and Perquisites(3)
   401(k) Match(4)                                     0               0            0                0          3,600
   Health Insurance(5)                                 0               0            0                0          4,500
   Long-Term Disability premiums(5)                    0               0            0                0            240
---------------------------------------------------------------------------------------------------------------------

Stuart G. MacDonald
Vice-President - Research and Development
---------------------------------------------------------------------------------------------------------------------
                                             Voluntary
                                            Termination                     Involuntary Termination
---------------------------------------------------------------------------------------------------------------------
Executive Benefits and Payments Upon      Good Reason or   Disability or                                  Change in
Termination(1)                              Retirement         Death        For Cause    Not For Cause     Control
---------------------------------------------------------------------------------------------------------------------
Compensation
   Severance(2)                                        0               0            0                0        $87,500

Benefits and Perquisites(3)
   401(k) Match(4)                                     0               0            0                0          3,500
   Health Insurance(5)                                 0               0            0                0          1,600
   Long-Term Disability premiums(5)                    0               0            0                0            640
---------------------------------------------------------------------------------------------------------------------

Jeffrey L. Helfer
Vice-President and General Manager-Cardiovascular Products
---------------------------------------------------------------------------------------------------------------------
                                             Voluntary
                                            Termination                     Involuntary Termination
---------------------------------------------------------------------------------------------------------------------
Executive Benefits and Payments Upon      Good Reason or   Disability or                                  Change in
Termination(1)                              Retirement         Death        For Cause    Not For Cause     Control
---------------------------------------------------------------------------------------------------------------------
Compensation
   Severance(2)                                   90,000               0            0                0              0
Benefits and Perquisites(3)
   401(k) Match(4)                                 3,600               0            0                0              0
   Health Insurance(5)                             4,500               0            0                0              0
   Long-Term Disability premiums(5)                  550               0            0                0              0
---------------------------------------------------------------------------------------------------------------------

--------------
(1) For purposes of this analysis, we assume that the named Executive Officer's compensation is as follows: Michael Weiner's current base salary is $260,000; Darryl Canfield, John Lanzafame and Jeffrey Helfer's current base salaries are $180,000; Stuart MacDonald's current base salary is $175,000.
(2) Severance is calculated as follows: Michael Weiner receives one (1) year of base salary for Involuntary Termination-Disability or Death, Involuntary Termination-Not for Cause and Involuntary Termination-Change in Control; Darryl Canfield, John Lanzafame and Stuart MacDonald receive six (6) months of base salary for Involuntary Termination-Change in Control; Jeffrey Helfer receives six (6) months for Voluntary Termination-Good Reason.
(3) Payments associated with benefits and perquisites are limited to the items listed. No other continuation of benefits or perquisites occurs under the termination scenarios listed.
(4) 401(k) Employer Match is calculated on salary paid as per Safe Harbor provision of the 401(k) Plan up to the maximum allowable contribution.
(5) Health Insurance and Long-Term Disability continuation is calculated as follows: Michael Weiner at one (1) year; each of Darryl Canfield, John Lanzafame, Stuart MacDonald, and Jeffrey Helfer at six (6) months.

Limitation of Liability and Indemnification

      As permitted by the Nevada General Corporation Law, we have adopted provisions in our certificate of incorporation and by-laws to be in effect at the closing of this offering that limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

      o any breach of the director's duty of loyalty to us or our stockholders;

      o any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

      o any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

      o any transaction from which the director derived an improper personal benefit.

      These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our by-laws provide that:

      o we will indemnify our directors, officers and, in the discretion of our board of directors, certain employees to the fullest extent permitted by the Nevada General Corporation Law; and

      o we will advance expenses, including attorneys' fees, to our directors and, in the discretion of our board of directors, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

      We also maintain general liability insurance that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act of 1933, as amended. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

      These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

      At present, there is no pending litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

               BENEFICIAL OWNERSHIP OF COMMON STOCK BY DIRECTORS,
                       OFFICERS AND PRINCIPAL STOCKHOLDERS



      The following table sets forth the beneficial ownership information of our common stock at May 3, 2007, for:

      o each person known to us to be the beneficial owner of more than 5% of our common stock

      o     each named executive officer;

      o     each of our directors; and

      o     all of our executive officers and directors as a group.


      We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned. We have based our calculation of the percentage of beneficial ownership on 83,431,699 shares of common stock outstanding on May 3, 2007.

      In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of May 3, 2007. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).



                                                           Shares Beneficially
                                                                  Owned
Beneficial Owner                                           Number       Percent
-----------------------------------------------------   ----------     ---------
Guenter H. Jaensch                                       1,077,500 (1)     1.28%
16065 Bristol Isle Way
Delray Beach, FL 33446


Michael L. Weiner                                       15,970,522 (2)    17.14%
693 Summit Drive
Webster, NY 14580


Theodore A. Greenberg                                            0            *
530 F Grand Street
New York, NY 10002

Bonita L. Labosky                                                0            *
3067 East Lake Road
Skaneateles, NY 13152


Stan Yakatan                                                     0            *
155 Lyndon Street - First Court
Hermosa Beach, CA 90524


Jeffrey H. Helfer                                        5,818,780 (4)     6.91%
4 Highland Green
Victor, NY 14564

Stuart G. MacDonald                                      5,778,080 (5)     6.86%
4663 East Lake Road
Pultneyville, NY 14538

John F. Lanzafame                                          519,500 (3)        *
10 Alameda Drive
Fairport, NY 14450

Darryl L. Canfield                                         300,000 (3)        *
32 Merryhill Lane
Pittsford, NY 14534


Biomed Solutions, LLC                                    8,839,437 (6)     9.65%
15 Schoen Place
Pittsford, NY 14534

Myotech, LLC                                             4,923,080         5.90%
15 Schoen Place
Pittsford, NY 14534

Technology Innovations, LLC                              9,140,081 (7)     9.98%
15 Schoen Place
Pittsford, NY 14534


All Directors and Executive Officers as a Group (9 persons)
                                                        19,618,222 (8)    20.73%

(1) Includes 627,000 shares issuable upon exercise of currently-exercisable options. Also includes 225,000 shares owned by Dr. Jaensch's wife; Dr. Jaensch disclaims beneficial ownership of the shares held by his wife.

(2) Includes (i) 656,756 shares owned by Biomed Solutions, LLC and an aggregate of 8,449,369 shares issuable to Biomed Solutions, LLC upon exercise of currently-exercisable warrants and conversion of outstanding convertible promissory notes, (ii) 4,923,080 shares owned by Myotech, LLC, and (iii) 300,644 shares owned by Technology Innovations, LLC. Mr. Weiner is deemed to have voting and investment control over these shares by reason of his status as Manager of Biomed Solutions, LLC and Technology Innovations LLC and as a member of the Board of Directors of Myotech, LLC; he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Biomed Solutions, LLC, Technology Innovations LLC and Myotech, LLC. Also includes 1,600,000 shares issuable upon exercise of currently-exercisable options held by Mr. Weiner.

(3)   Issuable upon exercise of currently-exercisable options.

(4) Includes 4,923,080 shares owned by Myotech, LLC. Mr. Helfer is deemed to have voting and investment control over these shares by reason of his status as a member of the Board of Directors of Myotech, LLC; he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Myotech, LLC. Also includes 765,000 shares issuable upon exercise of currently-exercisable options held by Mr. Helfer.

(5) Includes 4,923,080 shares owned by Myotech, LLC. Mr. MacDonald is deemed to have voting and investment control over these shares by reason of his status as a member of the Board of Directors of Myotech, LLC; he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in Myotech, LLC. Also includes 765,000 shares issuable upon exercise of currently-exercisable options held by Mr. MacDonald.

(6) Includes 6,434,403 shares issuable upon exercise of currently-exercisable warrants and conversion of outstanding convertible promissory notes.

(7) Includes (i) 656,756 shares owned by Biomed Solutions, LLC and (ii) 8,449,369 shares issuable to Biomed Solutions, LLC upon exercise of currently-exercisable warrants and conversion of outstanding convertible promissory notes. Technology Innovations, LLC is the beneficial owner of approximately 57% of the outstanding membership interests of Biomed Solutions, LLC; it disclaims ownership of these shares except to the extent of its pecuniary interest in Biomed Solutions, LLC.

(8) Includes shares issuable upon exercise of options and warrants and conversion of convertible promissory notes, as described in notes 1 through 7 above. Also includes shares as to which beneficial ownership is disclaimed, as described in notes 1, 2, 4, 5 and 7 above

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------- ---------------------------- ---------------------------- -------------------------
Plan Category                   Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
                                         (a)                         (b)                              (c)
------------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation plans
approved by security holders             9,428,062                      $.96                       7,862,984
------------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation plans not
approved by security holders                   -0-                       -0-                             -0-
------------------------------- ---------------------------- ---------------------------- -------------------------
Total                                    9,428,062                      $.96                       7,862,984
------------------------------- ---------------------------- ---------------------------- -------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


      Michael L. Weiner, our President and Chief Executive Officer, is the Manager and a 42.7% equity member of Technology Innovations, LLC., a 57% equity member of Biomed Solutions, LLC. Mr. Weiner is also the Manager of Biomed. Biomed is the record owner of 656,756 shares of our common stock and Technology Innovations is the record owner of 300,644 shares of our common stock. As Manager of Technology Innovations and Biomed, Mr. Weiner has control over these entities. Mr. Weiner is also on the board of Nanoset, LLC, an entity owned in part by Biomed Solutions, and with which we have entered into a technology license agreement. Mr. Weiner is also on the Board of Myotech, LLC which is the owner of 4,923,080 shares of our common stock. We beneficially own 43.7% of Myotech, LLC.


      On December 1, 2000, we issued to Biomed Solutions, LLC 10,759,101 shares of our common stock in exchange for Biomed's shares of LTR Antisense Technology, Inc.

      On December 1, 2000, Biomed Solutions transferred its MRI-compatible pacemaker patent pending and related technology to Biophan for a future payment of $500,000. This obligation bore interest at 8% per annum from February 28, 2002. On February 10, 2004, Biomed transferred $300,000 of this obligation to SBI Brightline Consulting, LLC and converted the remaining balance of $200,000 into shares of our common stock. On the same date, SBI converted the $300,000 obligation transferred to it into 3,000,000 shares of our common stock.

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

      On May 27, 2005, we entered into an unsecured loan agreement with Biomed, whereby Biomed agreed to provide us with a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum (compounded monthly) and are payable on demand on or after November 27, 2005. In June 2005 the entire facility was drawn down. The outstanding principal and interest are convertible into shares of our Common Stock at 90% of the average market closing price per share of our Common Stock for the 20 trading days preceding the date of borrowings under the line ($2.12 per share for the first $1 million and $2.19 per share for the second $1 million). Additionally, Biomed received warrant coverage of 500,000 shares, with the warrants priced at 110% of the average market closing price per share of our Common Stock for the 20 trading days preceding the date of execution of the loan agreement ($2.49 per share). On August 31, 2005, Biomed elected to convert $1,000,000 of the outstanding debt plus accrued interest into 480,899 shares of our Common Stock. On October 7, 2005, we repaid $500,000 of the outstanding debt plus the entire accrued interest to date, leaving an outstanding principal balance of $500,000. The loan agreement requires us to use our best efforts to include the shares issued and issuable upon conversion of the loan in any registration statement we file covering resale of shares of our Common Stock.

      On January 24, 2006, we entered into a Line of Credit Agreement (the "Line of Credit Agreement") with Biomed pursuant to which Biomed has committed to make advances to us, in an aggregate amount of up to $5,000,000. Our obligations with respect to borrowings under the credit facility are governed by a Convertible Promissory Note issued by us to Biomed on January 24, 2006. Under the Line of Credit Agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days' prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. As of February 28, 2007, we had borrowed an aggregate of $3,930,000 under the Line of Credit Agreement. Amounts borrowed bear interest at the rate of 8% per annum and were originally convertible into shares of our Common Stock at the rate of $1.46 per share. On October 11, 2006, in connection with Biomed's agreement to subordinate its rights under the Convertible Promissory Note to the interests of the investors acquiring the Notes described under the heading "Transactions with Selling Stockholders" on Page 47, we amended the Line of Credit Agreement to reduce the conversion price to $0.67 per share. Any amounts drawn down and repaid may be reborrowed at any time (subject to a requirement of 15 days' notice and the limitation that not more than $1,500,000 may be drawn down during any 30-day period). Biomed's obligation to lend to us under the Line of Credit Agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. In connection with the establishment of the credit facility under the Line of Credit Agreement, on January 24, 2006 we issued to Biomed a Stock Purchase Warrant (the "Warrant") entitling Biomed to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. Biomed's purchase rights under the Warrant expire on January 23, 2011.


      We have affiliations with three entities, Biomed, Technology Innovations, and Myotech (through November 30, 2005) that are related by virtue of common senior management personnel and stock ownership. During the years ended February 28, 2007, 2006, and 2005, the Company charged Biomed and Myotech (through November 30, 2005) for services of certain Company personnel. The total of these charges was $197,362, $156,647 and $161,014, respectively. We also charge Biomed, TI and Myotech (through November 30, 2005) for expenses allocable to and paid on their behalf. During the years ended February 28, 2007, 2006, and 2005, expenses paid by the Company on their behalf were approximately $175,220, $647,000 and $240,000, respectively. At February 28, 2007, the combined balances due from these related parties was $16,301. The amounts do not bear interest and the Company received payment within forty-five days.

      During the years ended February 28, 2007, 2006 and 2005, we were billed $35,290, $93,000 and $9,000 respectively, for legal services provided by Bramson & Pressman. Robert S. Bramson, at the time a member of our Board of Directors, is a partner in Bramson & Pressman.

      During the year ended February 28, 2006, we were billed $110,500 for consulting services provided by Steven Katz, at the time a member of our Board of Directors. During the year ended February 28, 2007, we were billed $183,500 for consulting services provided by Mr. Katz. These services, and the amount of fees billed by Mr. Katz for each, are described below:


Service                                                                    Fee
-------------------------------------------------------------------    ---------
Assistance with audit of Biophan Europe GmbH                           $   7,500
Assistance with acquisition of interest in Myotech LLC                    32,500
Assistance with October 2006 convertible note and warrant financing      131,000
General management assistance                                             12,500


      Pursuant to a policy adopted by resolution of our Board of Directors, all transactions with affiliates must be approved by the disinterested members of our Board of Directors, based on a determination that such transactions are on terms no less favorable to us than would prevail in arms-length transactions with unaffiliated parties under similar circumstances. All transactions with our affiliates during the fiscal year ended February 28, 2007 were approved in accordance with this policy.

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

1) Audit Fees

The aggregate fees billed and expected to be billed by Goldstein Golub Kessler LLP for professional services rendered for the audit of the Company's annual financial statements, for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q and other services provided in connection with statutory and regulatory filings during the last two fiscal years ended February 28, 2007 and February 28, 2006 was $ 363,000 and $248,000, respectively.

2) Audit-Related Fees

The aggregate fees billed by Goldstein Golub Kessler LLP to perform audit related services primarily for review of securities registration documents, and the amendments thereto, reviews of the SEC comments and other document reviews during the last two fiscal years ended February 28, 2007 and February 28, 2006 was $44,600 and 51,300, respectively

3) Tax Fees

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

(3) Pro Forma Financial Information

Not Applicable.

(4) Exhibits

-------------- -------------------------------------------------------------------------------- -------------------
Exhibit No     Description                                                                      Location
-------------- -------------------------------------------------------------------------------- -------------------
3.1            Articles of Incorporation                                                        (1)
-------------- -------------------------------------------------------------------------------- -------------------
3.2            Amendment to Articles of                                                         (2)
               Incorporation
-------------- -------------------------------------------------------------------------------- -------------------
3.3            Certificate of Amendment to Articles of  Incorporation                           (3)
-------------- -------------------------------------------------------------------------------- -------------------
3.4            Bylaws                                                                           (4)
-------------- -------------------------------------------------------------------------------- -------------------
4.1            Stock Purchase Agreement dated May 27, 2005 between Biophan and SBI Brightline   (5)
               XI, LLC
-------------- -------------------------------------------------------------------------------- -------------------
4.2            Amendment No. 1, dated January 8, 2006, to Stock Purchase Agreement by and       (6)
               between Biophan and SBI Brightline XI, LLC
-------------- -------------------------------------------------------------------------------- -------------------
4.3            Line of Credit Agreement dated as of May 27, 2005 between Biophan and Biomed     (7)
               Solutions, LLC
-------------- -------------------------------------------------------------------------------- -------------------
4.4            First Amendment to Line of Credit Agreement between Biophan and Biomed           (8)
               Solutions, LLC
-------------- -------------------------------------------------------------------------------- -------------------
4.5            Convertible Promissory Note of Biophan in the face amount of $2,000,000          (9)
               payable to the order of Biomed Solutions, LLC dated May 27, 2005
-------------- -------------------------------------------------------------------------------- -------------------
4.6            First Amendment to Convertible Promissory                                        (10)
               Note
-------------- -------------------------------------------------------------------------------- -------------------
4.7            Stock Purchase Warrant issued to Biomed Solutions, LLC dated May 27,             (11)
               2005
-------------- -------------------------------------------------------------------------------- -------------------
4.8            Rights Agreement among Myotech, LLC, the Members of Myotech, LLC and Biophan     (12)
-------------- -------------------------------------------------------------------------------- -------------------
4.9            Line of Credit Agreement dated as of January 24, 2006 between Biophan and        (13)
               Biomed Solutions, LLC
-------------- -------------------------------------------------------------------------------- -------------------
4.10           Amendment No. 1, dated  October 11, 2006, to Line of Credit Agreement by and     (14)
               between Biophan Technologies, Inc. and Biomed Solutions, LLC
-------------- -------------------------------------------------------------------------------- -------------------
4.11           Convertible Promissory Note of Biophan in the face amount of $5,000,000          (15)
               payable to the order of Biomed Solutions, LLC dated January 24,  2006
-------------- -------------------------------------------------------------------------------- -------------------
4.12           Amended and Restated Convertible Promissory Note of Biophan Technologies,        (16)
               Inc., in the principal amount of $5,000,000, dated October 11, 2006, payable to the order of Biomed Solutions, LLC
-------------- -------------------------------------------------------------------------------- -------------------
4.13           Stock Purchase Warrant for the Purchase of up to 1,198,630 Shares of Common      (17)
               Stock issued to Biomed Solutions, LLC
-------------- -------------------------------------------------------------------------------- -------------------
4.14           Subordination and Standstill Agreement dated October 11, 2006, by and among      (18)
               Biophan Technologies, Inc., Biomed Solutions, LLC, and those Purchasers named therein
-------------- -------------------------------------------------------------------------------- -------------------
4.15           Form of Senior Secured Convertible Notes due October 11, 2009 issued pursuant    (19)
               to the  Securities Purchase Agreement, dated October 11, 2006, by and among
               Biophan Technologies, Inc. and those Purchasers named therein
-------------- -------------------------------------------------------------------------------- -------------------
4.16           Form of Five-Year Warrants issued and to be issued pursuant to the Securities    (20)
               Purchase Agreement, dated October 11, 2006, by and among Biophan Technologies,
               Inc. and those Purchasers named therein
-------------- -------------------------------------------------------------------------------- -------------------
4.17           Form of One-Year Warrants issued pursuant to the Securities Purchase             (21)
               Agreement, dated  October 11, 2006, by and among Biophan Technologies, Inc.
               and those Purchasers named therein
-------------- -------------------------------------------------------------------------------- -------------------
4.18           Form of Three-Year Warrants issued pursuant to the Forbearance Agreement dated   (22)
               as of February 16, 2007 by and among Biophan Technologies, Inc. and the Note
               Holders named therein.
-------------- -------------------------------------------------------------------------------- -------------------
4.19           Amended and Restated 2001 Stock Option                                           (23)
               Plan
-------------- -------------------------------------------------------------------------------- -------------------
4.20           2006 Incentive Stock                                                             (24)
               Plan
-------------- -------------------------------------------------------------------------------- -------------------
10.1           Agreement dated as of February 24, 2005 among Biophan, aMRIs GmbH, Dr. Michael   (25)
               Friebe, Tomovation GmbH, Prof. Dr. Andreas Melzer, Dipl-Ing. Gregor Schaefers,
               and Dipl. Betriebsw. Andreas Pieper
-------------- -------------------------------------------------------------------------------- -------------------
10.2           Note and Pledge Agreement dated November 24, 2005 between Biophan, Tomovation    (26)
               GmbH and Prof. Dr. Andreas Melzer
-------------- -------------------------------------------------------------------------------- -------------------
10.3           Termination of  Stock Purchase Agreement between Biophan and SBI Brightline      (27)
               Consulting, LLC
-------------- -------------------------------------------------------------------------------- -------------------

-------------- -------------------------------------------------------------------------------- -------------------
Exhibit No     Description                                                                      Location
-------------- -------------------------------------------------------------------------------- -------------------
10.4           Investment Agreement dated June 30, 2005 between Biophan and Boston Scientific   (28)
               Scimed, Inc.
-------------- -------------------------------------------------------------------------------- -------------------
10.5           Securities Purchase Agreement, dated October 11, 2006, by and among Biophan      (29)
               Technologies, Inc. and those Purchasers named therein.
-------------- -------------------------------------------------------------------------------- -------------------
10.6           Security Agreement, dated as of October 11, 2006, by and among Biophan           (30)
               Technologies,  Inc., the Purchasers named therein and Iroquois Master Fund
               Ltd., as agent for the Purchasers
-------------- -------------------------------------------------------------------------------- -------------------
10.7           Forbearance Agreement dated as of February 16, 2007 by and among Biophan         (31)
               Technologies, Inc. and the Note Holders named
               therein.
-------------- -------------------------------------------------------------------------------- -------------------
10.8           License Agreement between Biophan, Xingwu Wang and  Nanoset, LLC dated January   (32)
               15, 2004
-------------- -------------------------------------------------------------------------------- -------------------
10.9           Development Agreement between Biophan and Greatbatch Enterprises, Inc. dated     (33)
               February 28, 2001
-------------- -------------------------------------------------------------------------------- -------------------
10.10          License Agreement between Biophan and Johns Hopkins                              (34)
               University
-------------- -------------------------------------------------------------------------------- -------------------
10.11          AMP-Biophan License Agreement dated February 24, 2005 between Biophan and        (35)
               aMRIs Patent GmbH (Confidential treatment has been granted with respect to certain positions of this Agreement. This Agreement has been filed separately with the SEC)
-------------- -------------------------------------------------------------------------------- -------------------
10.12          License Agreement dated June 30, 2005 between Biophan and Boston Scientific      (36)
               Scimed, Inc.
-------------- -------------------------------------------------------------------------------- -------------------
10.13          Capital Pledge Agreement dated February 24, 2005 among Biophan, TomoVation       (37)
               GmbH, and Prof. Dr. Andreas Melzer
-------------- -------------------------------------------------------------------------------- -------------------
10.14          Securities Purchase Agreement between Biophan and Myotech, LLC, dated            (38)
               November 30, 2005
-------------- -------------------------------------------------------------------------------- -------------------
10.15          Letter Agreement, Amendment and Waiver of Certain Conditions to Closing,         (39)
               between Biophan and Myotech, LLC, dated December 21, 2005
-------------- -------------------------------------------------------------------------------- -------------------
10.16          Amendment No. 2 to Securities Purchase Agreement dated as of November 28, 2006   (40)
               between Myotech LLC and Biophan
-------------- -------------------------------------------------------------------------------- -------------------
10.17          Letter Agreement dated August 19, 2002 between Biomed Solutions, LLC and         (41)
               Biophan
-------------- -------------------------------------------------------------------------------- -------------------
10.18          Payment Agreement dated June 3, 2004 between  Biophan and TE Bio                 (42)
               LLC
-------------- -------------------------------------------------------------------------------- -------------------
10.19          Joint Research Agreement between Nanolution, LLC and NaturalNano Inc. dated as   (53)
               of May 25, 2005, together with Non-Disclosure Agreement
-------------- -------------------------------------------------------------------------------- -------------------
10.20          Lease Agreement between Biophan and High Technology of Rochester,                (43)
               Inc.
-------------- -------------------------------------------------------------------------------- -------------------
10.21          Lease between Schoen Place LLC and Biophan Technologies,                         (44)
               Inc.
-------------- -------------------------------------------------------------------------------- -------------------
10.22          Amendment No. 1 to Lease between Schoen Place LLC and Biophan Technologies,      (45)
               Inc.
-------------- -------------------------------------------------------------------------------- -------------------
10.23          Executive Employment Agreement between Biophan and  Michael L. Weiner dated      (46)
               December 1, 2000
-------------- -------------------------------------------------------------------------------- -------------------
10.24          Executive Employment Agreement between Biophan and  Jeffrey L. Helfer dated      (47)
               June 6, 2002
-------------- -------------------------------------------------------------------------------- -------------------
10.25          Executive Employment Agreement between Biophan and  Stuart G. MacDonald dated    (48)
               June 6, 2002
-------------- -------------------------------------------------------------------------------- -------------------
10.26          Executive Employment Agreement between Biophan and  John F. Lanzafame            (49)
               effective as of September 9, 2004
-------------- -------------------------------------------------------------------------------- -------------------
10.27          Executive Employment Agreement dated as of November  9, 2005 between Biophan     (50)
               and Darryl L. Canfield, together with Employee Confidential Information,
               Invention and Non-Competition Agreement
-------------- -------------------------------------------------------------------------------- -------------------
10.28          Executive Employment Agreement dated as of January 1, 2006 between Biophan and   (51)
               Jeffrey L. Helfer
-------------- -------------------------------------------------------------------------------- -------------------
10.29          Employment Agreement dated February 24, 2005 among aMRIs GmbH, Dr. Michael       (52)
               Friebe and Biophan
-------------- -------------------------------------------------------------------------------- -------------------
14.1           Code of Ethics for Senior Financial Officers                                     (54)
-------------- -------------------------------------------------------------------------------- -------------------
21.1           Subsidiaries
-------------- -------------------------------------------------------------------------------- -------------------
23.1           Consent of Goldstein Golub Kessler LLP, Independent Registered Public            Filed herewith
               Accounting Firm
-------------- -------------------------------------------------------------------------------- -------------------
31.1           Certification of C.E.O. pursuant  to Rule                                        Filed herewith
               13a-14(a)
-------------- -------------------------------------------------------------------------------- -------------------
31.2           Certification of C.F.O. pursuant to Rule                                         Filed herewith
               13a-14(a)
-------------- -------------------------------------------------------------------------------- -------------------
32.1           Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350    Filed herewith
-------------- -------------------------------------------------------------------------------- -------------------
32.2           Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350    Filed herewith
-------------- -------------------------------------------------------------------------------- -------------------

(1) Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended February 29, 2000 (the "2000 10-KSB").

(2) Incorporated by reference to Exhibit 3.1(i) to Form 8-K filed on December 15, 2000.

(3) Incorporated by reference to Exhibit 3.1(i) to Form 8-K filed on August 27, 2001.

(4)   Incorporated by reference to Exhibit 3.2 to Form 10-SB filed on May 13,
      1999.

(5) Incorporated by reference to Exhibit 4.21 to Form 10-KSB/A for the year ended February 28, 2005 (the "2005 10-KSB").

(6)   Incorporated by reference to Exhibit 4.1 to Form 8-K filed January 9,
      2006.

(7)   Incorporated by reference to Exhibit 10.50 to the 2005 10-KSB.

(8) Incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended November 30, 2005 (the "Q3'05 10-Q").

(9)   Incorporated by reference to Exhibit 4.22 to the 2005 10-KSB.

(10)  Incorporated by reference to Exhibit 4.3 to the Q3'05 10-Q.

(11)  Incorporated by reference to Exhibit 4.23 to the 2005 10-KSB.

(12)  Incorporated by reference to Exhibit 4.1 to the Q3'05 10-Q.

(13) Incorporated by reference to Exhibit 4.1 to Form 8-K filed January 25, 2006 (the "January 25, 2006 8-K").

(14) Incorporated by reference to Exhibit 10.2 to Form 8-K filed October 13, 2006 (the "October 13, 2006 8-K").

(15)  Incorporated by reference to Exhibit 4.2 to the January 25, 2006 8-K.

(16)  Incorporated by reference to Exhibit 10.3 to the October 13, 2006 8-K.

(17)  Incorporated by reference to Exhibit 4.3 to the January 25, 2006 8-K.

(18)  Incorporated by reference to Exhibit 10.4 to the October 13, 2006 8-K.

(19)  Incorporated by reference to Exhibit 4.2 to the October 13, 2006 8-K.

(20)  Incorporated by reference to Exhibit 4.3 to the October 13, 2006 8-K.

(21)  Incorporated by reference to Exhibit 4.4 to the October 13, 2006 8-K.

(22) Incorporated by reference to Exhibit 4.1 to Form 8-K filed February 27, 2007 (the "february 27,2007 8-K")\

(23)  Incorporated by reference to Appendix A to Proxy Statement filed on
      Schedule 14A on June 28, 2005.

(24)  Incorporated by reference to Appendix A to Proxy Statement filed on
      Schedule 14A on June 21, 2006.

(25)  Incorporated by reference to Exhibit 2.4 to the 2005 10-KSB.

(26)  Incorporated by reference to Exhibit 4.10 to the 2005 10-KSB.

(27)  Incorporated by reference to Exhibit 4.20 to the 2005 10-KSB.

(28) Incorporated by reference to Exhibit 4.5 to Form 10-Q for the period ended August 31, 2005.

(29)  Incorporated by reference to Exhibit 4.1 to the October 13, 2006 8-K.

(30)  Incorporated by reference to Exhibit 10.1 to the October 13, 2006 8-K.

(31)  Incorporated by reference to Exhibit 10.1 to the February 27, 2007 8-K.

(32) Incorporated by reference to Exhibit 10.50 to Registration Statement on Form SB-2 (File No. 333-109592) filed on October 9, 2003.

(33) Incorporated by reference to Exhibit 10.28 to Amendment No. 2 to Registration Statement on Form SB-2/A (File No. 333-102526) filed on May 1, 2003.

(34) Incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form SB-2/A (File No. 333-102526) filed on March 14, 2003.

(35)  Incorporated by reference to Exhibit 10.46 to the amended 2005 10-KSB.

(36) Incorporated by reference to Exhibit 10.2 to Amended Form 10-Q for the period ended August 31, 2005, filed January 9, 2006.

(37)  Incorporated by reference to Exhibit 10.48 to the 2005 10-KSB.

(38)  Incorporated by reference to Exhibit 10.1 to the Q3'05 10-Q.

(39)  Incorporated by reference to Exhibit 10.2 to the Q3'05 10-Q.

(40) Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 8, 2006.

(41) Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-112678) filed on April 9, 2004.

(42)  Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 3,
      2004.

(43) Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form SB-2/A (File No. 333-102526) filed on March 14, 2003.

(44) Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 9, 2006.

(45)  Incorporated by reference to Exhibit 10.2 to the February 27, 2007 8-K.

(46) Incorporated by reference to Exhibit 10.7 to Form 10-QSB for the period ended May 31, 2002 (the "Q1'02 10-QSB").

(47)  Incorporated by reference to Exhibit 10.8 to the Q1'02 10-QSB.

(48)  Incorporated by reference to Exhibit 10.9 to the Q1'02 10-QSB.

(49)  Incorporated by reference to Exhibit 10.49 to the 2005 10-KSB.

(50)  Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 26,
      2006.

(51)  Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 26,
      2006.

(52)  Incorporated by reference to Exhibit 10.47 to the 2005 10-KSB.

(53) Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 333-138632) filed on November 13, 2006.

(54)  Incorporated by reference to Exhibit 14.1 to the 2005 10-KSB.

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

                                     Dated: May 4, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                            Title                          Date
     ---------                            -----                          ----


 /s/ Michael L. Weiner           President, CEO and Director         May 4, 2007
 ------------------------        (Principal Executive Officer)
 Michael L. Weiner


 /s/ Darryl L. Canfield          Vice President, Secretary,          May 4, 2007
 ------------------------        Treasurer and CFO
 Darryl L. Canfield              (Principal Financial Officer
                                 and Principal Accounting Officer)


 /s/ Guenter H. Jaensch          Chairman                            May 4, 2007
 ------------------------
 Guenter H. Jaensch


 /s/  Theodore A. Greenberg      Director                            May 4, 2007
 ------------------------
 Theodore A. Greenberg


 /s/ Stan Yakatan                Director                            May 4, 2007
 ------------------------
 Stan Yakatan


 /s/ Bonita L. Labosky           Director                            May 4, 2007
 ------------------------
 Bonita L. Labosky