Form 10-Q
period 2007-05-31
BIOPHAN TECHNOLOGIES INC
filed 2007-07-06
CIK 1084000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended: May 31, 2007

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
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

                                 15 Schoen Place
                            Pittsford, New York 14534
               (Address of principal executive offices) (Zip Code)

                                 (585) 267-4800
              (Registrant's telephone number, including area code)

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

Class outstanding as of June 28, 2007 - Common Stock, $.005 par value:
87,669,931

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                          Part I: Financial Information
ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets, May 31, 2007
           (Unaudited) and February 28, 2007                                 1
         Condensed Consolidated Statements of Operations, Three Months
           Ended May 31, 2007 and 2006
           (Unaudited), and from August 1, 1968 (Date of Inception)
           through May 31, 2007 (Unaudited)                                  2
         Condensed Consolidated Statements of Cash Flows, Three Months
           Ended May 31, 2007 and 2006 (Unaudited) and from August 1,
           1968 (Date of Inception) through May 31, 2007 (Unaudited)         3
         Notes to Condensed Consolidated Financial Statements                6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        10
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         15
ITEM 4.  Controls and Procedures                                            15
                           PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings                                                  16
ITEM 1A. Risk Factors                                                       16
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds        16
ITEM 3.  Defaults Upon Senior Securities                                    16
ITEM 4.  Submission of Matters to a Vote of Security Holders                16
ITEM 5.  Other Information                                                  17
ITEM 6.  Exhibits                                                           17
SIGNATURES                                                                  18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             May 31,     February 28,
                                                              2007           2007
                                                          ------------   ------------
                                                           (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents                               $    740,354   $  2,418,551
  Accounts receivable                                           12,427         21,448
  Prepaid expenses                                             108,850        166,171
  Other current assets                                          45,764         25,350
                                                          ------------   ------------
    Total current assets                                       907,395      2,631,520
Property and equipment, net                                    401,466        418,362
Other assets:
  Intangible assets, net of amortization
    Myotech, LLC                                            22,729,640     23,074,028
    Other                                                    1,299,154      1,322,777
  Deferred financing costs, net of amortization
    of $310,580 and $186,350, respectively                   1,221,627      1,345,860
  Investment in New Scale Technologies, Inc.                   100,000        100,000
  Deposits                                                         206          3,704
  Deferred tax asset, net of valuation allowance of
    $12,584,000 and $12,784,000 respectively                        --             --
                                                          ------------   ------------
                                                            25,350,627     25,846,369
                                                          ------------   ------------
                                                          $ 26,659,488   $ 28,896,251
                                                          ============   ============
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Current portion of capital lease obligation             $      9,610   $      7,445
  Current portion of senior secured convertible
    notes, net of discount of $2,199,833 and
    $2,183,580, respectively                                 1,315,315        672,481
  Accounts payable and accrued expenses                      2,414,202      1,942,033
  Liquidated damages payable                                   652,500             --
  Note payable                                                  60,050         78,007
  Line of credit - related party                             4,430,000      4,430,000
  Due to related parties                                        79,430         80,280
  Deferred revenues                                            145,833        208,333
                                                          ------------   ------------
    Total current liabilities                                9,106,940      7,418,579
Long-term debt:
  Capital lease obligation                                      23,757         19,604
  Senior secured convertible notes payable, less
    discount of $2,337,327 and $3,359,354, respectively      1,397,525      1,034,585
  Fair value of warrant liability                                   --     10,494,006
                                                          ------------   ------------
    Total liabilities                                       10,528,220     18,966,774
Minority interest                                           12,657,272     13,139,882
Stockholders' equity (deficiency):
  Common stock $.005 par value
    Authorized, 250,000,000 and 125,000,000 shares,
    respectively
    Issued, 83,431,699 shares                                  417,158        417,158
Additional paid-in capital                                  61,034,639     54,532,204
                                                          ------------   ------------
                                                            61,451,797     54,949,362
  Less treasury stock, 4,923,080 shares                     (8,467,698)    (8,467,698)
                                                          ------------   ------------
                                                            52,984,099     46,481,664
Deficit accumulated during the development stage           (49,510,105)   (49,692,069)
                                                          ------------   ------------
  Total stockholders' equity (deficiency)                    3,473,994     (3,210,405)
                                                          ------------   ------------
Total liabilities and stockholders'
  equity (deficiency)                                     $ 26,659,488   $ 28,896,251
                                                          ============   ============

            See Notes to Condensed Consolidated Financial Statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Period from
                                                                                August 1, 1968
                                                       Three Months Ended          (date of
                                                  ---------------------------    inception) to
                                                  May 31, 2007   May 31, 2006    May 31, 2007
                                                  ------------   ------------   -------------
Revenues:
    Development payments                           $        --    $        --    $    300,000
    License fees                                        62,500        250,000       1,104,166
    Grant revenues                                      50,000             --          50,000
    Consulting fees                                     59,833         94,922         827,557
                                                   -----------    -----------    ------------
                                                       172,333        344,922       2,281,723
Operating expenses:
    Research and development                         1,319,947      2,588,408      21,530,341
    General and administrative                       1,487,670      2,086,191      26,253,987
    Write-down of intellectual property rights              --             --         530,000
                                                   -----------    -----------    ------------
                                                     2,807,617      4,674,599      48,314,328
                                                   -----------    -----------    ------------
Operating loss                                      (2,635,284)    (4,329,677)    (46,032,605)
                                                   -----------    -----------    ------------
Other income(expense):
    Interest income                                     15,441          6,343         226,813
    Interest expense                                (1,384,901)      (303,473)     (8,560,233)
    Additional expense related to warrants                  --             --      (7,304,105)
    Change in fair value of warrant liability        4,339,214             --       9,657,278
    Loss on extinguishment of debt -
       Related party                                        --             --        (670,053)
    Liquidated damages                                (652,500)            --        (652,500)
    Other income                                        28,175         47,538         881,568
    Other expense                                           --             --         (70,528)
                                                   -----------    -----------    ------------
                                                     2,345,429       (249,592)     (6,491,760)
                                                   -----------    -----------    ------------
Loss from continuing operations before minority
  interest in Myotech, LLC                            (289,855)    (4,579,269)    (52,524,365)
Minority interest in Myotech, LLC                      471,819        695,825       3,103,617
                                                   -----------    -----------    ------------
Income (loss)from continuing operations                181,964     (3,883,444)    (49,420,748)
Loss from discontinued operations                           --             --         (89,357)
                                                   -----------    -----------    ------------
Net income (loss)                                  $   181,964    $(3,883,444)   $(49,510,105)
                                                   ===========    ===========    ============
Net income(loss) per common share:
    Basic                                          $     0.002    $    (0.050)
                                                   ===========    ===========
    Diluted                                        $     0.002    $    (0.050)
                                                   ===========    ===========
Weighted average shares outstanding:
    Basic                                           78,508,619     76,893,764
                                                   ===========    ===========
    Diluted                                         78,886,445     76,893,764
                                                   ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Period from
                                                                    Three Months Ended      August 1, 1968
                                                                          May 31,             (date of
                                                                 ------------------------   inception) to
                                                                    2007          2006       May 31, 2007
                                                                 ----------   -----------   --------------
Cash flows used for operating activities:
  Net income (loss)                                             $   181,964   $(3,883,444)   $(49,510,105)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Amortization of intangible assets                             368,011       364,511       2,231,497
      Amortization of deferred financing costs                      124,233            --         310,583
      Depreciation and amortization                                  31,066         9,340         265,868
      (Gain) loss on disposal of equipment                               --            --         (10,599)
      Additional expenses related to warrants                            --            --       7,304,105
      Change in fair value of derivative liability               (4,339,214)           --      (9,657,278)
      Realized and unrealized losses on marketable securities            --            --          66,948
      Loss on debt extinguishment - related party                        --            --         670,053
      Accrued interest on note converted to common stock                 --            --          31,504
      Amortization of discount on convertible notes payable       1,005,774            --       3,763,790
      Write-down of intellectual property rights                         --            --         530,000
      Amortization of discount on payable to related party               --       209,524       2,887,555
      Issuance of common stock for services                              --            --         406,948
      Issuance of common stock for interest                              --            --         468,823
      Grant of stock options for services                           347,643       580,954       8,356,001
      Expenses paid by stockholder                                       --            --           2,640
      Minority interest                                            (482,611)     (740,904)     (3,068,454)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                        9,021        93,548          (4,927)
    (Increase) decrease in due from related parties                  27,246       (31,859)        (32,054)
    (Increase) decrease in prepaid expenses                          57,321        51,729        (108,850)
    (Increase) decrease in other current assets                     (20,414)       22,371          (4,426)
    (Increase) decrease in deposits                                   3,498            --           2,043
    Increase (decrease) in accounts payable and
        accrued expenses                                            472,170       553,499       1,854,197
    Increase (decrease) in liquidated damages                       652,500            --         652,500
    Increase (decrease) in due to related parties                   (28,096)        2,143           8,688
    Increase (decrease) in deferred revenues                        (62,500)     (250,000)        145,833
                                                                -----------   -----------    ------------
        Net cash used in operating activities                    (1,652,388)   (3,018,588)    (32,415,919)
Cash flows used for investing activities:
  Purchases of property and equipment                                (6,984)     (201,882)       (611,628)
  Sales of marketable securities                                         --            --       2,369,270
  Purchase of investment                                                 --            --        (100,000)
  Acquisition costs of intangible assets                                 --            --        (466,583)
  Cash paid for investment in Myotech,
      net of cash received of $19,408                                    --            --        (280,594)
  Cash paid for acquisition of Biophan Europe,
    net of cash received of $107,956                                     --            --        (258,874)
  Purchases of marketable securities                                     --            --      (2,436,218)
                                                                -----------   -----------    ------------
        Net cash used in investing activities                       (6,984)     (201,882)     (1,784,627)

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Period from
                                                                            Three Months Ended      August 1, 1968
                                                                                 May 31,               (date of
                                                                        -------------------------    inception) to
                                                                            2007          2006       May 31, 2007
                                                                        -----------   -----------   --------------
Cash flows provided by financing activities:
  Proceeds of bridge loans                                                       --            --        986,500
  Loan from stockholder                                                          --            --        143,570
  Line of credit borrowing from related party                                    --     3,630,000      7,980,950
  Line of credit payments                                                        --    (1,500,000)    (2,072,500)
  Proceeds of convertible notes payable                                          --            --      7,250,000
  Notes payable                                                             (17,957)       31,372       (139,950)
  Principal payments on capital lease obligation                               (868)           --           (868)
  Proceeds from sales of common stock                                            --       300,000     19,438,849
  Exercise of options                                                            --         1,978        658,467
  Exercise of warrants                                                           --            --      1,142,451
  Swing profits                                                                  --            --        696,087
  Deferred financing costs                                                       --            --     (1,030,120)
  Deferred equity placement costs                                                --            --       (112,536)
                                                                        -----------   -----------    -----------
      Net cash provided by (used in) financing activities                   (18,825)    2,463,350     34,940,900
                                                                        -----------   -----------    -----------
Net increase(decrease) in cash and equivalents                           (1,678,197)     (757,120)       740,354
Cash and equivalents, beginning                                           2,418,551     1,477,716             --
                                                                        -----------   -----------    -----------
Cash and equivalents, ending                                            $   740,354   $   720,596    $   740,354
                                                                        ===========   ===========    ===========
Supplemental schedule for cash paid for:
  Interest                                                              $        --       195,081    $   204,881
                                                                        ===========   ===========    ===========
Supplemental schedule of non cash investing and financing activities:
  Allocation of proceeds from line of credit - related party
    to beneficial conversion feature and warrants                       $        --   $   272,945    $ 2,812,555
                                                                        ===========   ===========    ===========
  Allocation of proceeds from notes and warrants                        $        --   $        --    $ 7,250,000
                                                                        ===========   ===========    ===========
  Change in fair value of warrants reclassified from equity
    to warrants liability                                               $        --   $        --    $   755,876
                                                                        ===========   ===========    ===========
  Reclassification of warrants from warrant liability to equity         $ 6,154,792   $        --    $ 6,154,792
                                                                        ===========   ===========    ===========
  Capital lease obligation                                              $     7,186   $        --    $    34,235
                                                                        ===========   ===========    ===========
  Common stock issued for subscription receivable                       $        --   $ 1,700,000    $        --
                                                                        ===========   ===========    ===========
  Issuance of common stock upon conversion
    of line of credit loans                                             $        --   $        --    $ 1,978,450
                                                                        ===========   ===========    ===========
  Issuance of common stock for the acquisition of
    a 35% interest in Myotech, LLC                                      $        --   $        --    $ 8,467,698
                                                                        ===========   ===========    ===========
  Issuance of common stock in satisfaction of
    accounts payable                                                    $        --   $        --    $   134,000
                                                                        ===========   ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Period from
                                                                         Three Months Ended   August 1, 1968
                                                                                May 31,          (date of
                                                                         ------------------   inception) to
                                                                             2007   2006       May 31, 2007
                                                                             ----   ----      --------------
Liabilities assumed in conjunction with acquisition of 51% interest in
    Biophan Europe and certain intellectual property rights:
      Fair value of assets acquired                                                             $1,105,714
      Cash paid                                                                                   (366,830)
      Promissory note issued                                                                      (200,000)
      Restricted stock issued                                                                     (134,000)
      Payables incurred                                                                           (226,500)
                                                                                                ----------
        Liabilities assumed                                                  $ --   $ --        $  178,384
                                                                             ====   ====        ==========
Issuance of common stock upon conversion
  of bridge loans                                                            $ --   $ --        $1,142,068
                                                                             ====   ====        ==========
Acquisition of intellectual property                                         $ --   $ --        $  425,000
                                                                             ====   ====        ==========
Intellectual property acquired through issuance of
  capital stock and assumption of related party payable                      $ --   $ --        $  175,000
                                                                             ====   ====        ==========

            See Notes to Condensed Consolidated Financial Statements.

                   BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2007

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of May 31, 2007 and for the three months ended May 31, 2007 and 2006 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc.("Antisense") and Nanolution Technologies, Inc., formerly MRIC Drug Delivery Systems, LLC, ("Nanolution"), its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), formerly aMRIs GmbH, and TE Bio LLC ("TE Bio"), and Myotech, LLC ("Myotech"), a variable interest entity, collectively referred to as the "Company". All significant inter-company accounts and transactions have been eliminated in consolidation.

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

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and image compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing and marketing a system for generating power for implantable devices from body heat, and a series of implantable devices including MRI-visible vascular implants such as a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of the heart. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX). The Company is also an owner of a substantial minority interest, with rights to take a majority interest, in Myotech,(accounted for as a variable interest entity) developer of the MYO-VAD, a cardiac assist device that does not contact circulating blood and utilizes technology that has the potential to become a standard of care in the device market for treating multiple types of acute and chronic heart failure including congestive heart failure and sudden cardiac arrest.

GOING CONCERN:

As presented in the accompanying financial statements, the Company has been in the development stage since inception, incurring recurring losses from operations and, as of May 31, 2007, the Company's current liabilities exceeded its current assets by $8,199,545. Beginning on December 1, 2006 we were obligated to make quarterly interest payments and monthly payments of $219,697 principal. We made an initial timely interest payment of $165,081 in cash and in June 2007, we made interest and principal payments in stock aggregating $1,332,870 (4,238,232 shares). As of the date hereof, we remain in default of our obligations to make payments to the investors of liquidated damages of $652,500 and past due principal payments of $847,403 under the Senior Secured Convertible Notes, but the investors have not demanded payment. These factors raise potential doubt about the Company's ability to continue as a going concern. Management is taking several actions to ensure that the Company will continue as a going concern.

The Company is in regular contact with its current investors to resolve the defaults and is seeking to negotiate additional capital arrangements that will enable the funding of operations for a period of up to twelve months.

Further, in order to address the current situation, management has instituted a cost reduction program that includes a reduction in monthly costs from approximately $1,100,000 at this time last year to a goal of under $300,000 per month in the months ahead. In addition, the Company has reduced its investments in several product lines and pursued alternative funding vehicles. The Company has reorganized its efforts on the Myotech cardiac assist device development while keeping core functions operational and maintaining intellectual property and designs.

Management believes these factors and actions will contribute toward obtaining sufficient financing for the near term and ultimate profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

DEFERRED TAXES:

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply when the differences are expected to be realized. A valuation allowance is recognized if it is anticipated that some or all of the deferred tax asset may not be realized.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective March 1, 2007. The Company does not believe that FIN 48 had a material effect on its consolidated financial position or results of operations as the Company has no unrecognized tax benefits and has not incurred any interest or penalties in any of its tax jurisdictions. The Company has open tax years beginning in fiscal years ended year February 28, 2004 through 2007. None of the Company's tax returns have been examined by federal or state jurisdictions during these periods.

REGISTRATION RIGHTS AGREEMENT:

In December 2006, the FASB issued Staff Position No. EITF 00-19-2 ("FSP"). This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted this FSP in the current quarter as it pertains to the issuance of the Senior Secured Convertible Notes and related warrants as explained in the Note captioned "Senior Secured Convertible Notes".

RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

INVESTMENT IN MYOTECH, LLC:

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock, par value $.005, for 3,768,488 Class A (voting) units of Myotech.

Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 431,946 newly issued Class A units of Myotech. During the year ended February 28, 2007, Biophan has provided $1,040,000 of additional funding satisfying the cash consideration of $2.225 million cited above, for 379,091 newly issued Class A units of Myotech. In addition, Biophan has also provided an additional investment of $1,994,349 to Myotech against milestone 2 in the year ended February 28, 2007 for 726,963 newly issued Class A units, which increased our ownership to 43.7%. Additional investments of $279,014 were made since during the three months ended May 31, 2007 for 101,704 additional newly issued Class A units, which raised our ownership percentage to 44.1%.

We have determined that Myotech is a Variable Interest Entity within the meaning of FIN 46(R) and that we are the primary beneficiary (as defined in FIN 46(R)). Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.

The following is selected financial data for Myotech, LLC at May 31, 2007 and 2006 and for the three months then ended:

                                         May 31, 2007   May 31, 2006
                                         ------------   ------------
Total current assets                      $    46,594    $    23,167
Intangible assets, net of amortization     22,729,640     24,107,192
Other assets                                  178,907        218,925
                                          -----------    -----------
Total assets                              $22,955,141    $24,349,284
                                          ===========    ===========
Current liabilities                       $   375,341    $   547,732
Equity                                     22,579,800     23,801,552
                                          -----------    -----------
                                          $22,955,141    $24,349,284
                                          ===========    ===========
Net loss from operations                  $  (956,632)   $(1,259,843)
                                          ===========    ===========

LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed Solutions, LLC, a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line, bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election, into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at May 31, 2007.

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

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendment reduced the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which was effective May 9, 2007. As of this date, the required conversion has not occurred and the balance of the borrowings of the line was $3,930,000 at May 31, 2007.

The fair value of the notes is not readily determinable as there is a limited market for such related party debt.

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

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, it will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities. The total fair value of the warrants was $14,554,105. The Company recorded a discount on the Notes of $7,250,000 for the fair value of the related warrants. The excess of the fair value of the warrants over the carrying value of the notes, which amounted to $7,304,105, was recognized as additional expense related to warrants in the statement of operations for the year ended February 28, 2007. The discount on the Notes is being amortized over the life of the Notes using the effective interest method. The discount amortization for the three months ended May 31, 2007 amounted to $1,005,774 and is included in interest expense.

We further agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the warrants and any shares of common stock we may issue to the holders of the Notes in connection with payments of interest and principal, or which we are obligated to issue upon any conversion of the Notes at the option of the holders. Because we were unable to comply with various provisions of the registration requirements of the Purchase Agreement we incurred liquidated damages amounting to $652,500 that have been accrued and charged to operations during the three months ended May 31, 2007.

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

Upon the issuance of the Fee Warrants, the exercise prices of the five-year warrants issued to the investors pursuant to the Purchase Agreement (the "Original Warrants") for the purchase of an aggregate of 10,820,896 shares of our common stock were automatically adjusted from $0.81 per share and $0.89 per share, respectively, to $0.51 per share, and the number of shares of our common stock issuable upon exercise of the Original Warrants was automatically adjusted, proportionately, to an aggregate of 18,034,830 shares. In the Forbearance Agreement, the investors waived, with respect to the issuance of the Fee Warrants, application of similar anti-dilution adjustments contained in the Notes and in a third series of warrants for the purchase, on or before October 12, 2007, of an aggregate of 10,820,896 additional shares of our common stock at an exercise price of $0.67 per share (the "One Year Warrants"). C.E. Unterberg Towbin, which holds a warrant for the purchase of 865,672 shares of our common stock at an exercise price of $0.67 per share, issued to it in connection with its services as exclusive placement agent under the Purchase Agreement, separately agreed to waive, with respect to the issuance of the Fee Warrants, application of the anti-dilution provisions set forth in that warrant. Because the anti-dilution adjustment to the Original Warrants is accounted for as a modification of the Original Warrants, we recorded an expense for this modification in the period ended February 28, 2007.

FAIR VALUE OF WARRANT LIABILITY:

In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we recorded a liability of $10,157,937 for the fair value of the warrants related to the Senior Secured Convertible Notes at February 28, 2007 in order to provide for the possibility that we would not be able to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement because we did not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, since we did not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants, if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we reclassified warrants with an approximate value of $756,000 from equity to the warrant liability. The fair value of this amount was $336,069 at February 28, 2007. The Company obtained stockholder approval to increase the authorized shares at a Special Meeting held on May 8, 2007. The total fair value of derivative liability, recorded at $10,494,006 at February 28, 2007, was adjusted by $4,339,214 to $6,154,792 at May 8, 2007 resulting in a net non-cash income adjustment of that amount. The balance of the liability was then reclassified to additional paid-in capital.

STOCKHOLDERS' EQUITY:

On May 8, 2007, at a Special Meeting of Stockholders, a proposal to increase the authorized shares of common stock, $.005 par value, from 125 million to 250 million was approved by the stockholders. As a result, additional paid-in capital was increased by $6,154,792 due to the elimination of the fair value of warrant liability as of the date of the stockholder approval. In addition, a non-cash charge for stock option expense increased additional paid-in capital in the amount of $347,643 for the three months ended May 31, 2007.

EARNINGS PER SHARE:

Dilutive potential common shares are calculated in accordance with the treasury stock method. Basic earnings per common share for the three months ended May 31, 2007 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the three months ended May 31, 2007 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

Weighted-average common shares                           78,508,619
Effect of dilutive securities:
  Warrants                                                  250,000
  Options to purchase common stock                          680,000
  Treasury shares purchased with proceeds of exercises     (552,174)
                                                         ----------
Dilutive potential common shares                         78,886,445
                                                         ==========

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

SHARE-BASED COMPENSATION PLANS:

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the quarters ended May 31, 2007 and 2006:

                                       2007           2006
                                   ------------   -----------
Expected volatility                  75.2-81.4    119.7-121.8
Risk-free interest rate             4.55%-4.67%       4.6%
Expected life of options (years)      8 years      5-10 years
Expected dividends                      -0-             -0-

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At May 31, 2007, there was $ 963,715 of unrecognized compensation cost related to stock-based payments which is expected to be recognized over a weighted-average period of 1.18 years.

The following table represents stock option activity for the quarter ended May 31, 2007:

                                                               Weighted-
                                                 Weighted-      Average
                                       Number     Average      Remaining
                                        of       Exercise      Contract
                                       Shares      Price     Life (years)
                                     ---------   ---------   ------------
Outstanding options at 2/28/07       9,428,062     $ .96
Granted                                115,000     $ .45
Exercised                                  -0-
Forfeited                             (631,500)    $1.49
Expired                                    -0-
                                     ---------
Outstanding options at 5/31/07       8,911,562     $ .93         6.21
                                     =========     =====         ====
Outstanding exercisable at 5/31/07   7,281,979     $ .84         6.02
                                     =========     =====         ====

At May 31, 2007, shares available for future stock option grants to employees and others under our 2001 Stock Option Plan were 1,189,481 and shares available for future stock option grants to employees and others under our 2006 Incentive Stock Plan were 7,190,003.

At May 31, 2007, the aggregate intrinsic value of shares outstanding was $32,500, and the aggregate intrinsic value of options exercisable was $32,500. No options were exercised during the quarter ended May 31, 2007.

The following table summarizes our non-vested stock option activity for the quarter ended May 31, 2007:

                                                   Weighted-Average
                                       Number of    Grant-Date Fair
                                        Shares           Value
                                      ----------   ----------------
Non-vested stock options at 2/28/07    1,994,583         $ .62
Granted                                  115,000         $ .35
Vested                                   (18,750)        $ .37
Forfeited                               (461,250)        $ .50
                                      ----------
Non-vested stock options at 5/31/07    1,629,583         $ .72
                                      ==========

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

The Company is pursuing legal claims against one of its former law firms and certain of its attorneys. Review of the firm's work product and bills revealed questions about the firm's billing practices and other activities. The amount of potential damages has not yet been quantified. Also, the law firm has asserted claims seeking payment of additional legal fees, which claims the Company has denied. The litigation is in an early stage. While, as with any legal proceedings, no assurance can be given as to ultimate outcome, management believes that the outcome of the litigation will not have a material adverse effect upon the Company's financial condition. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

On April 5, 2007, SBI Brightline LLC and SBI Brightline XI, LLC brought suit against us and Biomed Solutions, LLC in the Superior Court of Orange County, California. The suit alleges, among other things, that in September 2006 we entered into an agreement to terminate the Stock Purchase Agreement dated as of May 27, 2005 and amended on January 8, 2006, between us and SBI Brightline XI, LLC, and seeks unspecified monetary damages and an order by the Court deeming the Stock Purchase Agreement to be terminated. We believe the allegations made by SBI are without basis in fact and in response moved for dismissal of the complaint. The plaintiffs withdrew their complaint following our motion and filed an amended complaint containing nearly identical allegations. We intend to continue to defend the law suit vigorously, including seeking dismissal of the amended complaint. Because of the potential costs of litigation and the anticipated demands that our defense may place on the time and attention of our management our defense of this matter, regardless of the outcome, could have a material adverse effect on our business and operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During this period we have:

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

o Recognized approximately $172,000 in revenue from licensing, MRI testing, and consulting. We expect to recognize additional revenue from these transactions in the next several quarters.

o Continued development of a new cardiac support system, the Myotech CSS, through our relationship with MYOTECH, LLC. The Myotech CSS is a life-saving device that provides benefits and competitive advantages not possible with other cardiac support devices. In the past, this technology has saved human lives and holds tremendous promise for the treatment of multiple forms of acute and chronic heart failure.

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

o Continued development of an MRI image compatible vena cava filter, which allows MR imaging of blood clots that may be present in the filter to help ensure the safe removal of the device. We are also developing a septal occluder device that can also be imaged and optionally implanted under MRI guidance to treat conditions such as PFO (patent foramen ovale) and atrial septal defects, the latter being a hole in the septum between the left and right atria in the heart. This will be the first septal occluder to be visible as well as optionally implantable under MRI.

o Continued working under a Cooperative Research and Development Agreement (CRADA) with the FDA's Office of Science and Engineering Laboratories
      (OSEL) to research and define methods for measuring MRI safety of medical implants by examining the leads of cardiac rhythm management and neurostimulation devices. This work will involve identifying worst case conditions for testing MRI safety, establishing precise device safety guidelines, and defining measurement methods, i.e., how to measure device safety. One objective of the CRADA is to develop test methods and guidelines that could be offered to standards-setting groups as well as FDA reviewers for consideration for testing MR compatibility. This initiative had initial participation by all major pacemaker, defibrillator, neurostimulator manufacturers, and several MRI manufacturers, and Biophan is supporting movement of the industry towards solving in earnest the problems of MRI contraindication for these devices.

o Changed our distributorship for the MRI Safe "Squiggle Motor" to a non-exclusive agreement to eliminate the annual fees associated with maintaining exclusivity. We retain the rights to distribute the technology to certain named accounts in the medical field with whom we have been involved in evaluating the Squiggle motor.

We have determined that the technologies that we control which are the most proven and the most likely to produce revenues within the near term are our MRI technologies (both for safety and image compatibility), and the MYOTECH MYO-VAD technology. These technologies are our primary areas of focus.

Other programs, such as the biothermal power supply that we have been developing with NASA, will take longer to develop, and we have decided to fund these projects through either government grants, strategic partners, or other structures that do not divert focus and resources from our short-term goals of capitalizing on our core business fields.

The work done to date at NASA on the biothermal power supply has indicated that it may require an additional 18 months to determine if we can develop a significant improvement in performance of thermoelectric materials over the current state of the art, and adequate to generate power from the available heat in the human body. This is the first step that we must complete before we can begin construction of a prototype for generating power from body heat. We estimate that the additional investment required to take this technology to a completed prototype stage will be at least two more years, at a cost of approximately $200,000 to $300,000 per year. We are exploring collaborations or joint development efforts to continue active development of this program. We have secured one SBIR Phase 1 grant from Department of Homeland Security, are expecting a similar grant from Department of Energy, and are pursuing additional grant and matching fund opportunities with other Federal agencies.

LIQUIDITY

As further described under the heading "Line of Credit Agreements" in the Notes to the Condensed Consolidated Financial Statements, our affiliate Biomed Solutions, LLC, provided us with a $5 million Line of Credit. Under the Line of Credit agreement, advances may be drawn down in such amounts and at such times as we determine upon 15 days prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum and are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the line of credit agreement expires on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) becomes due and payable. We are obligated to utilize the entire credit facility. The balance of borrowings on the line was $3,930,000 at November 30, 2006. Biomed is headed by our President, Michael Weiner, who is also a substantial beneficial owner of Biomed. On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendments reduce the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. The amendments also eliminate our obligation to draw down the entire credit facility. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Iroquois Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which we have agreed, in the Purchase Agreement, to propose to our shareholders. Although the Articles of Incorporation were amended on May 9, 2007, we have not yet converted the major portion of the Biomed Note to common stock, as described above, at May 31, 2007.

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand after November 30, 2006 and are convertible, at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each, in accordance with the agreement. On August 31, 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at May 31, 2007.

We have an agreement with SBI Brightline XI, LLC for a $30 million fixed price financing involving the sale to SBI of up to 10,000,000 shares of our common stock. The Company elected to sell the first tranche of 1 million shares at $2 per share on May 23, 2006; the funds from the sale of this first tranche have been received. The Company elected to sell the second tranche of 1 million shares at $2 per share on July 21, 2006. To date $1,175,000 of the funds from the sale of this tranche has been received and 587,500 shares have been issued. On October 11, 2006, we elected to exercise all of our remaining put rights, requiring SBI to purchase the remaining tranches at a price of $26,000,000. To date, SBI has failed to meet its obligation to purchase these shares and the Company has not issued the shares. We believe SBI's failure to purchase all of the shares which we elected to sell to them on July 21, 2006, or any of the shares which we elected to sell to them on October 11, 2006 constitutes a breach of SBI's contractual obligations under the SBI Agreement. Under the SBI Agreement, SBI is irrevocably bound to purchase the shares in the amounts and at the times determined by us. We filed an action to enforce all of our rights under the SBI Agreement. In our Purchase Agreement with Iroquois Master Fund Ltd and the other investors, we agreed (i) to enforce all of our rights and remedies under the SBI Agreement in connection with the breach by SBI, and (ii) not to agree to any settlement, amendment, waiver or consent under the SBI Agreement without the prior written consent of Iroquois.

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

During the year ended February 28, 2007, Biophan has provided $1,040,000 of additional funding satisfying the cash consideration of $2.225 million cited above, for 379,091 newly issued Class A units of Myotech. In addition, Biophan has also provided an additional investment of $1,994,349 to Myotech against milestone 2 in the year ended February 28, 2007 for 726,963 newly issued Class A units, which increased our ownership to 43.7%. Additional investments of $279,014 were made since during the three months ended May 31, 2007 for 101,704 additional newly issued Class A units, which raised our ownership percentage to 44.1%.

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

We further agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the warrants and any shares of common stock the Company may issue to the holders of the Notes in connection with payments of interest and principal, or which the Company is obligated to issue upon any conversion of the Notes at the option of the holders. Because we were unable to comply with various provisions of the registration requirements of the Purchase Agreement we incurred liquidated damages amounting to $652,500 that have been accrued and charged to operations during the three months ended May 31, 2007.

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

Upon the issuance of the Fee Warrants, the exercise prices of the five-year warrants issued to the investors pursuant to the Purchase Agreement (the "Original Warrants") for the purchase of an aggregate of 10,820,896 shares of our common stock were automatically adjusted from $0.81 per share and $0.89 per share, respectively, to $0.51 per share, and the number of shares of our common stock issuable upon exercise of the Original Warrants was automatically adjusted, proportionately, to an aggregate of 18,034,830 shares. In the Forbearance Agreement, the investors waived, with respect to the issuance of the Fee Warrants, application of similar anti-dilution adjustments contained in the Notes and in a third series of warrants for the purchase, on or before October 12, 2007, of an aggregate of 10,820,896 additional shares of our common stock at an exercise price of $0.67 per share (the "One Year Warrants"). C.E. Unterberg Towbin, which holds a warrant for the purchase of 865,672 shares of our common stock at an exercise price of $0.67 per share, issued to it in connection with its services as exclusive placement agent under the Purchase Agreement, separately agreed to waive, with respect to the issuance of the Fee Warrants, application of the anti-dilution provisions set forth in that warrant. Because the anti-dilution adjustment to the Original Warrants is accounted for as a modification of the Original Warrants, we recorded an expense for this modification in the period ended February 28, 2007.

Our second $250,000 annual minimum payment under our license was received in December, 2006. As was the case with the first annual minimum payment, this payment will be recognized over 12 months starting in January 2007. Accordingly, for the three months ended May 31, 2007, the Company recorded $62,500 in revenue.

Further, in order to address the current liquidity situation, management has instituted a cost reduction program that includes a reduction in monthly costs from approximately $1,100,000 at this time last year to a goal of under $300,000 per month in the months ahead. In addition, the Company has reduced its investments in several product lines and pursued alternative funding vehicles in support of other projects. As an example, the Company has been awarded two SBIR grants, one from the Dept of Homeland Security and one from the Department of Energy, totaling $200,000, in support of our biothermal battery (a power system for implantable pacemakers and other devices that generates electricity from the output of body heat, using proprietary technology patented by Biophan) used both for implantable power generation as well as for the needs of the military and homeland security from which to generate power. The Dept of Homeland Security grant is for $100,000, of which we have received $50,000 on schedule. This allows us to move the technology forward and maintain the intellectual property.

The Company has also reorganized its efforts on the Myotech cardiac assist device development while keeping core functions operational and maintaining intellectual property and designs.

We believe that the Company has adequate working capital resources for the upcoming 1-2 months of operations.

RESULTS OF OPERATIONS

The following comments discuss the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2007 AND 2006

REVENUES

Revenues. Revenues were $0.172 million for the three months ended May 31, 2007 as compared to $0.345 million for the three months ended May 31, 2006. The decrease is due to reduced license fees from Boston Scientific Scimed, and operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers, partially offset by a federal grant of $50,000 related to the development of our thermal power technology.

OPERATING EXPENSES

Research and Development. Research and development expenses decreased by 49 %, to approximately $1.320 million for the three months ended May 31, 2007 from approximately $2.588 million for the three months ended May 31, 2006. This decrease is primarily attributable to reduced spending on several research and development projects of $0.880 million, reduced non-cash stock option expense of $0.180 million and reduced outside services of $0.050 million.

General and Administrative. General and administrative expenses decreased by 29% to approximately $1.488 million for the three months ended May 31, 2007 from approximately $2.086 million for the three months ended May 31, 2006. This decrease is primarily attributable to decreased salaries of $0.175 million, decreased spending for legal services of $0.150 million, reduced non-cash stock option expense of $0.050 million, combined with reduced spending for almost all other expenses.

OTHER INCOME (EXPENSE)

Interest Expense. We incurred interest expense amounting to approximately $1.385 million for the three months ended May 31, 2007 compared to $0.303 million for the three months ended May 31, 2006. The expense pertained primarily to the senior secured convertible note of $7.250 million.

Change in Fair Value of Warrant Liability. We reduced this liability of $10.494 million at February 28, 2007 by $4.339 million through May 8, 2007. Then as a result of a successful vote at a Special Shareholder Meeting on May 8, 2007 wherein shareholders approved the increase in our authorized shares of common stock from 125 million to 250 million shares, thus eliminating the need for this warrant liability, we reclassified the remaining $6.155 million to Stockholders Equity - Additional Paid in Capital at the end of the quarter. Minority Interest in Myotech LLC. The loss of $0.472 million is a pro rata share of the loss incurred by Myotech, LLC attributable to minority interests for the quarter ended May 31, 2007. The loss for the current quarter is lower than for the same period in the prior year by approximately $0.224 million due to aggressive efforts to reduce spending in all non-critical areas of the Myotech operation to preserve cash in the near term. As further described under the heading "Investment in Myotech, LLC" in the "Notes to Consolidated Financial Statements" the Company holds a 44.1 % interest in Myotech LLC.

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

We currently employ sixteen full-time individuals, fourteen in the U.S. and two in Europe.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of May 31, 2007, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.

Primary Market Risk Exposures

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the three months ended May 31, 2007, foreign currency translation gains were approximately $3,197 as a result of consolidating the Company's foreign subsidiaries. During the period, the Company did not engage in any foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is pursuing legal claims against one of its former law firms and certain of its attorneys. Review of the firm's work product and bills revealed questions about the firm's billing practices and other activities. The amount of potential damages has not yet been quantified. Also, the law firm has asserted claims seeking payment of additional legal fees, which claims the Company has denied. The litigation is in an early stage. While, as with any legal proceedings, no assurance can be given as to ultimate outcome, management believes that the outcome of the litigation will not have a material adverse effect upon the Company's financial condition. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

On April 5, 2007, SBI Brightline LLC and SBI Brightline XI, LLC brought suit against us and Biomed Solutions, LLC in the Superior Court of Orange County, California. The suit alleges, among other things, that in September 2006 we entered into an agreement to terminate the Stock Purchase Agreement dated as of May 27, 2005 and amended on January 8, 2006, between us and SBI Brightline XI, LLC, and seeks unspecified monetary damages and an order by the Court deeming the Stock Purchase Agreement to be terminated. We believe the allegations made by SBI are without basis in fact and in response moved for dismissal of the complaint. The plaintiffs withdrew their complaint following our motion and filed an amended complaint containing nearly identical allegations. We intend to continue to defend the law suit vigorously, including seeking dismissal of the amended complaint. Because of the potential costs of litigation and the anticipated demands that our defense may place on the time and attention of our management our defense of this matter, regardless of the outcome, could have a material adverse effect on our business and operations.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in the Company's Form 10-K for the fiscal year ended February 28, 2007 and Form S-1, Amendment No. 4, dated May 24, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors we are required to make scheduled payments of principal and interest. Beginning on December 1, 2006 we were obligated to make quarterly interest payments and monthly payments of $219,697 principal. We made an initial timely interest payment of $165,081 in cash and in June 2007, we made interest and principal payments in stock aggregating $ 1,332,870 (4,238,232 shares). As of the date hereof, we remain in default of our obligations to make payments to the investors of liquidated damages of $652,500 and past due principal payments of $847,403 under the Senior Secured Convertible Notes, but the investors have not demanded payment. In the event of a default of our obligations under the Senior Secured Convertible Notes, the investors are entitled to, among other remedies, demand that we repurchase the outstanding principal and pay accrued interest in an amount equal to the greater of 110% of the outstanding principal and accrued interest or a calculated "Event Equity Value" of the underlying convertible shares of stock. Although we entered into a Forbearance Agreement with the investors dated February 16, 2007 to postpone the foregoing obligations, the Forbearance Agreement has since expired. Accordingly, we are still obligated to make payments of liquidated damages and past due principal payments under the Senior Secured Convertible Notes, which had been postponed, but not waived under the Forbearance Agreement. Since the Senior Secured Convertible Notes are secured by all of our assets, any demand from the investors would result in a foreclosure on our assets and a resulting termination of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, May 8, 2007, pursuant to proper notice to stockholders, the Company held a Special Meeting of Stockholders in West Henrietta, New York. At the Meeting, a proposal was made to approve an increase in the authorized shares of common stock, $.005 par value, from 125 million to 250 million. The proposal carried by a vote of 50,238,671 for, 4,639,216 against and 327,284 abstaining.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.                  Exhibit Description                     Location
-----------   -------------------------------------------------   -------------

31.1          Certification of principal executive officer        Filed herewith
                pursuant to Rule 13a-14(a)

31.2          Certification of principal financial officer        Filed herewith
                pursuant to Rule 13a-14(a)

32.1          Certification of principal executive officer        Filed herewith
                pursuant to Rule 13a-14(b) and 18 U.S.C.
                Section 1350


32.2          Certification of principal financial officer        Filed herewith
                pursuant to Rule 13a-14(b) and 18 U.S.C.
                Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BIOPHAN TECHNOLOGIES, INC.
                                     (Registrant)


                                     By: /s/ Michael L. Weiner
                                         ---------------------------------------
                                         Name:  Michael L. Weiner,
                                         Title: President


                                     By: /s/ Darryl L. Canfield
                                         ---------------------------------------
                                         Name:  Darryl L. Canfield

                                         Title: Chief Financial Officer,
                                                Treasurer and Secretary
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                     Date: July 6, 2007