Form 10-Q
period 2007-08-31
BIOPHAN TECHNOLOGIES INC
filed 2007-10-10
CIK 1084000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended: August 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 0-26057

BIOPHAN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-0507874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of October 8, 2007 - Common Stock, $.005 par value: 96,829,607 shares

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets, August 31, 2007 (Unaudited) and February 28, 2007	1

Condensed Consolidated Statements of Operations, Three Months and Six Months Ended August 31, 2007 and 2006 (Unaudited), and from August 1, 1968 (Date of Inception) through August 31, 2007 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows, Six Months Ended August 31, 2007 and 2006 (Unaudited), and from August 1, 1968 (Date of Inception) through August 31, 2007 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4. Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	17

ITEM 1A. Risk Factors	18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3. Defaults Upon Senior Securities	18

ITEM 4. Submission of Matters to a Vote of Security Holders	18

ITEM 5. Other Information	18

ITEM 6. Exhibits	18

SIGNATURES	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2007	February 28, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268,716	$2,418,551
Accounts receivable	40,325	21,448
Prepaid expenses	197,344	166,171
Other current assets	46,384	25,350
Total current assets	552,769	2,631,520
Property and equipment, net	369,322	418,362
Other assets:
Intangible assets, net of amortization
Myotech, LLC	22,385,252	23,074,028
Other	1,275,531	1,322,777
Deferred financing costs, net of amortization of $434,816 and $186,350, respectively	1,097,394	1,345,860
Investment in New Scale Technologies, Inc.	100,000	100,000
Deposits	206	3,704
Deferred tax asset, net of valuation allowance of $14,350,000 and $12,784,000 respectively	—	—
	24,858,383	25,846,369
	$25,780,474	$28,896,251
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of capital lease obligation	$14,680	$7,445
Current portion of senior secured convertible notes, net of discount of $1,671,612 and $2,183,580, respectively	1,090,294	672,481
Accounts payable and accrued expenses	1,965,020	1,942,033
Liquidated damages payable	652,500	—
Note payable	57,969	78,007
Line of credit - related party	2,250,000	4,430,000
Due to related parties	62,894	80,280
Deferred revenues	583,333	208,333
Total current liabilities	6,676,690	7,418,579
Long-term debt:
Capital lease obligation	15,534	19,604
Senior secured convertible notes payable, less discount of $1,960,351 and $3,359,354, respectively	1,278,621	1,034,585
Fair value of warrant liability	—	10,494,006
Total liabilities	7,970,845	18,966,774
Minority interest	12,367,582	13,139,882
Stockholders' equity (deficiency):
Common stock $.005 par value Authorized, 250,000,000 and 125,000,000 shares, respectively Issued, 98,375,689 and 83,431,699 shares, respectively	491,878	417,158
Additional paid-in capital	66,841,444	54,532,204
	67,333,322	54,949,362
Less treasury stock, 4,923,080 shares	(8,467,698)	(8,467,698)
	58,865,624	46,481,664
Deficit accumulated during the development stage	(53,423,577)	(49,692,069)
Total stockholders' equity (deficiency)	5,442,047	(3,210,405)
	$25,780,474	$28,896,251

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period from
					August 1, 1968
	Three Months Ended		Six Months Ended		(date of
	August 31,		August 31,		inception) to
	2007	2006	2007	2006	August 31, 2007
Revenues:
Development payments	$—	$—	$—	$—	$300,000
License fees	62,500	187,500	125,000	437,500	1,166,666
Grant revenues	25,000	—	75,000	—	75,000
Consulting fees	72,518	122,599	132,351	217,521	900,075
	160,018	310,099	332,351	655,021	2,441,741
Operating expenses:
Research and development	1,497,837	1,941,513	2,817,784	4,529,921	23,028,177
General and administrative	1,802,753	1,573,434	3,290,423	3,659,625	28,056,740
Write-down of intellectual property rights	—	—	—	—	530,000
	3,300,590	3,514,947	6,108,207	8,189,546	51,614,917
Operating loss	(3,140,572)	(3,204,848)	(5,775,856)	(7,534,525)	(49,173,176)
Other income(expense):
Interest income	4,990	5,263	20,431	11,606	231,803
Interest expense	(1,234,622)	(380,934)	(1,714,326)	(684,407)	(9,794,855)
Additional expense related to warrants	—	—	—	—	(7,304,105)
Change in fair value of warrant liability	—	—	3,434,017	—	9,657,278
Loss on extinguishment of debt - Related party	—	—	—	—	(670,053)
Debt forgiveness	197,614	—	197,614	—	197,614
Liquidated damages	—	—	(652,500)	—	(652,500)
Other income	5,763	46,163	33,939	93,701	887,331
Other expense	—	—	—	—	(70,528)
	(1,026,255)	(329,508)	1,319,175	(579,100)	(7,518,015)
Loss from continuing operations before minority interest in Myotech, LLC	(4,166,827)	(3,534,356)	(4,456,681)	(8,113,625)	(56,691,191)

Minority interest in Myotech, LLC	253,354	520,095	725,173	1,215,920	3,356,971
Loss from continuing operations	(3,913,473)	(3,041,261)	(3,731,508)	(6,897,705)	(53,334,220)
Loss from discontinued operations	—	—	—	—	(89,357)
Net loss	$(3,913,473)	$(3,041,261)	$(3,731,508)	$(6,897,705)	$(53,423,577)
Net loss per common share:
Basic and diluted	$(0.047)	$(0.040)	$(0.046)	$(0.090)

Weighted average shares outstanding	83,827,197	77,893,673	81,167,908	77,393,718

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			August 1, 1968
	Six Months Ended		(date of
	August 31,		inception) to
	2007	2006	August 31, 2007
Cash flows used for operating activities:
Net income (loss)	$(3,731,508)	$(6,897,705)	$(53,423,577)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	736,022	729,022	2,599,508
Amortization of deferred financing costs	248,466	—	434,816
Depreciation and amortization	60,618	31,194	295,420
(Gain) loss on disposal of equipment	—	1,162	10,599
Additional expenses related to warrants	—	—	7,304,105
Change in fair value of derivative liability	(4,339,214)	—	(9,657,278)
Realized and unrealized losses on marketable securities	—	—	66,948
Loss on debt extinguishment - related party	—	—	670,053
Accrued interest on note converted to common stock	736,138	—	767,642
Amortization of discount on convertible notes payable	1,910,971	—	4,668,987
Write-down of intellectual property rights	—	—	530,000
Amortization of discount on payable to related party	—	498,424	2,887,555
Issuance of common stock for services	79,229	—	486,177
Issuance of common stock for interest	—	—	468,823
Grant of stock options for services	1,944,630	839,096	9,952,988
Expenses paid by stockholder	—	—	2,640
Minority interest	(772,301)	(1,260,002)	(3,358,144)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,877)	103,139	(32,825)
(Increase) decrease in due from related parties	—	(40,080)	(59,300)
(Increase) decrease in prepaid expenses	(31,173)	6,739	(197,344)
(Increase) decrease in other current assets	(21,034)	26,736	(5,046)
(Increase) decrease in deposits	3,498	—	2,043
Increase (decrease) in accounts payable and accrued expenses	22,988	874,266	1,405,015
Increase (decrease) in liquidated damages	652,500	—	652,500
Increase (decrease) in due to related parties	(17,386)	(25,824)	19,398
Increase (decrease) in deferred revenues	375,000	(437,500)	583,333
Net cash used in operating activities	(2,161,433)	(5,551,333)	(32,924,964)
Cash flows used for investing activities:
Purchases of property and equipment	(4,392)	(91,366)	(609,036)
Sales of marketable securities	—	—	2,369,270
Purchase of investment	—	—	(100,000)
Acquisition costs of intangible assets	—	—	(466,583)
Cash paid for investment in Myotech, net of cash received of $19,408	—	—	(280,594)
Cash paid for acquisition of Biophan Europe, net of cash received of $107,956	—	—	(258,874)
Purchases of marketable securities	—	—	(2,436,218)
Net cash used in investing activities	(4,392)	(91,366)	(1,782,035)

See Notes to Condensed Consolidated Financial Statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			August 1, 1968
	Six Months Ended		(date of
	August 31,		inception) to
	2007	2006	August 31, 2007
Cash flows provided by financing activities:
Proceeds of bridge loans	—	—	986,500
Loan from stockholder	—	—	143,570
Line of credit borrowing from related party	—	3,630,000	7,980,950
Line of credit payments	—	(2,000,000)	(2,072,500)
Proceeds of convertible notes payable	—	—	7,250,000
Notes payable	(20,038)	58,748	(142,031)
Principal payments on capital lease obligation	(4,021)	—	(4,021)
Proceeds from sales of common stock	40,049	3,050,000	19,478,898
Exercise of options	—	8,678	658,467
Exercise of warrants	—	—	1,142,451
Swing profits	—	—	696,087
Deferred financing costs	—	—	(1,030,120)
Deferred equity placement costs	—	—	(112,536)
Net cash provided by financing activities	15,990	4,747,426	34,975,715
Net increase(decrease) in cash and equivalents	(2,149,835)	(895,273)	268,716
Cash and equivalents, beginning	2,418,551	1,477,716	—
Cash and equivalents, ending	$268,716	$582,443	$268,716
Supplemental schedule for cash paid for:
Interest	$2,558	30,000	$207,439
Supplemental schedule of non cash investing and financing activities:
Allocation of proceeds from line of credit - related party to beneficial conversion feature and warrants	$—	$272,945	$2,812,555
Allocation of proceeds from notes and warrants	$—	$—	$7,250,000
Change in fair value of warrants reclassified from equity to warrants liability	$—	$—	$755,876
Reclassification of warrants from warrant liability to equity	$5,964,729	$—	$5,964,729
Capital lease obligation	$6,318	$—	$33,367
Issuance of common stock upon conversion of line of credit loans	$2,180,000	$—	$4,158,450
Issuance of common stock for payment of principal and interest on Senior Secured Notes payable	$1,789,361	$—	$1,249,122
Issuance of common stock for the acquisition of a 35% interest in Myotech, LLC	$—	$—	$8,467,698
Issuance of common stock in satisfaction of accounts payable	$79,229	$—	$213,229
Common stock issued for subscription receivable	$—	$—	$—

See Notes to Condensed Consolidated Financial Statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			August 1, 1968
	Six Months Ended		(date of
	August 31,		inception) to
	2007	2006	August 31, 2007
Liabilities assumed in conjunction with acquisition of 51% interest in
Biophan Europe and certain intellectual property rights:
Fair value of assets acquired			$1,105,714
Cash paid			(366,830)
Promissory note issued			(200,000)
Restricted stock issued			(134,000)
Payables incurred			(226,500)
Liabilities assumed	$—	$—	$178,384
Issuance of common stock upon conversion of bridge loans	$—	$—	$1,142,068
Acquisition of intellectual property	$—	$—	$425,000
Intellectual property acquired through issuance of capital stock and assumption of related party payable	$—	$—	$175,000

See Notes to Condensed Consolidated Financial Statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of August 31, 2007 and for the three and six months ended August 31, 2007 and 2006 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

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

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance, and as a result, the competitiveness of biomedical devices manufactured by third party companies. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe (do not harm the patient or physician) and image compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing and marketing a system for generating power for implantable devices from body heat, and a series of implantable devices including MRI-visible vascular implants such as a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of the heart. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX). The Company is also an owner of a substantial minority interest, with rights to take a majority interest, in Myotech,(accounted for as a variable interest entity) developer of the Myotech Circulatory Support System, a cardiac assist device that does not contact circulating blood and utilizes technology that has the potential to become a standard of care in the device market for treating multiple types of acute and chronic heart failure including congestive heart failure and sudden cardiac arrest.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective March 1, 2007. The Company does not believe that FIN 48 had a material effect on its consolidated financial position or results of operations as the Company has no unrecognized tax benefits and has not incurred any interest or penalties in any of its tax jurisdictions. Should any such interest or penalties be assessed, they will be charged to interest expense and other expense as incurred. The Company has open tax years beginning in fiscal years ended year February 28, 2004 through 2007. None of the Company's tax returns has been examined by federal or state jurisdictions during these periods.

REGISTRATION RIGHTS AGREEMENT:

In December 2006, the FASB issued Staff Position No. EITF 00-19-2 ("FSP"). This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted this FSP in the current fiscal year as it pertains to the issuance of the Senior Secured Convertible Notes and related warrants as explained in the Note captioned "Senior Secured Convertible Notes".

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

Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units. We may elect to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which may result in the Company owning a majority interest in Myotech. During the three month period ended February 28, 2006, Biophan provided $1,185,000 of additional funding for 431,946 newly issued Class A units of Myotech. During the year ended February 28, 2007, Biophan has provided $1,040,000 of additional funding satisfying the cash consideration of $2.225 million cited above, for 379,091 newly issued Class A units of Myotech. In addition, Biophan has also provided an additional investment of $1,994,349 to Myotech against milestone 2 in the year ended February 28, 2007 for 726,963 newly issued Class A units, which increased our ownership to 43.7%. Additional investments of $395,685 were made during the six months ended August 31, 2007 for 144,232 additional newly issued Class A units, which raised our ownership percentage to 44.1%.

We have determined that Myotech is a Variable Interest Entity within the meaning of FIN 46(R) and that we are the primary beneficiary (as defined in FIN 46(R)). Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.

On October 2, 2007, we entered into a revised Securities Purchase Agreement with Myotech pursuant to which the Company agreed to purchase from Myotech an aggregate of 15,496,547 membership units for an aggregate purchase price of $3,200,000. Prior to the execution of the Agreement Biophan owned 5,408,194 Class A Membership Units of Myotech. In accordance with the Agreement, upon execution of the Agreement Biophan received 5,000,000 Class A Membership Units and was to receive an addition 4,316,547 Class A Membership Units upon the payment of an aggregate initial purchase price of $1,200,000. Thereafter, upon the satisfaction of certain conditions, Biophan will purchase an additional 6,180,000 Class A Membership Units of Myotech for a purchase price of $2,000,000. As a result of these investments, our ownership percentage in Myotech will increase to approximately 75%.

The following is selected financial data for Myotech, LLC at August 31, 2007 and 2006 and for the six months then ended August 31:

	2007	2006
Total current assets	11,443	$18,719
Intangible assets, net of amortization	22,385,252	23,762,804
Other assets	155,687	47,819
Total assets	$22,552,382	$23,829,342
Current liabilities	$441,632	$489,328
Equity	22,110,750	23,340,014
	$22,552,382	$23,829,342

	Three Months Ended	Three Months Ended	Six Months Ended	Six months Ended
	August 31,2007	August 31,2006	August 31,2007	August 31,2006
Net loss from operations	$(625,770)	$(1,015,086)	$(1,582,402)	$(2,274,929)

LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed Solutions, LLC, a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line, bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election, into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at August 31, 2007.

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

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendment reduced the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which was effective May 9, 2007. On July 19, 2007, Biomed converted $2,180,000 of principal and $195,899 of accrued interest into a total of 3,546,118 shares of our common stock leaving a balance outstanding at August 31, 2007 of $1,750,000.

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

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, it will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities. The total fair value of the warrants was $14,554,105. The Company recorded a discount on the Notes of $7,250,000 for the fair value of the related warrants. The excess of the fair value of the warrants over the carrying value of the notes, which amounted to $7,304,105, was recognized as additional expense related to warrants in the statement of operations for the year ended February 28, 2007. The discount on the Notes is being amortized over the life of the Notes using the effective interest method. The discount amortization for the three months and six months ended August 31, 2007 amounted to $905,197 and $1,910,971_respectively, and is included in interest expense in the accompanying statements of operations.

We further agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the warrants and any shares of common stock we may issue to the holders of the Notes in connection with payments of interest and principal, or which we are obligated to issue upon any conversion of the Notes at the option of the holders. Because we were unable to comply with various provisions of the registration requirements of the Purchase Agreement we incurred liquidated damages amounting to $652,500 that have been accrued and was charged to operations during the three months ended May 31, 2007.

On February 21, 2007, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the investors pursuant to which the investors agreed that, during the period commencing on February 16, 2007 and ending on the earlier of(i) March 31, 2007 or (ii) the date on which any Termination Event (as defined in the Forbearance Agreement) first occurs (the "Forbearance Period"), they will forbear from exercising any and all of the rights and remedies which they may have against us or any of our assets under the Notes or the Purchase Agreement or at law or in equity as a result of any default under the Notes or as a result of the occurrence of certain events with respect to the Purchase Agreement. In exchange for entering into the Forbearance Agreement, we issued pro rata to the investors three-year warrants for the purchase of an aggregate of 60,000 shares of our common stock at an exercise price of $0.51 per share (the "Fee Warrants").

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

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment, we agreed to amend the Notes to provide that even if the we elect to make a monthly installment payment in cash, the holder will have the right to convert any portion of the Note into common stock of the Company and apply the number of shares the holder would have received had we elected to make payment in common stock. In addition, the Conversion Price was reduced to $0.15. The Amendment also amended the warrants to reduce the exercise prices of the various warrants to $0.23. In exchange for the foregoing, the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell such intellectual property. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we will receive from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic, Inc.

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

STOCKHOLDERS' EQUITY:

The following changes in stockholders equity took place during the six months ended August 31, 2007:

Event	Number of Shares Issued	Common Stock	Additional Paid- in Capital
Balance at February 28, 2007	83,431,699	$417,159	$54,532,204
Fair value of derivative liability			6,154,792
Stock option expense			347,643
Balance at May 31, 2007	83,431,699	417,159	61,034,639
Conversion of Biomed loan principal and accrued interest	3,546,118	17,730	2,358,169
Principal and interest payments to investors	10,893,013	54,465	1,734,896
Stock issued for services	504,859	2,524	76,705
Additional equity contribution from other Myotech members			40,049
Stock option expense			1,596,986
Balance at August 31, 2007	98,375,689	$491,878	$66,841,444

On May 8, 2007, at a Special Meeting of Stockholders, a proposal to increase the authorized shares of common stock, $.005 par value, from 125 million to 250 million was approved by the stockholders. As a result, additional paid-in capital was increased by $6,154,792 due to the elimination of the fair value of warrant liability as of the date of the stockholder approval. In June 2007, principal and interest payments to holders of the Senior Secured Convertible Notes commenced.

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

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on February 28, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized beginning in fiscal 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of February 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods:

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
Expected volatility	78.8	119.7	75.2-81.4	119.7-121.8
Risk-free interest rate	4.8%	5.35%	4.55%-4.8%	4.6%-5.35%
Expected life of options 8 years	8 years	8 years	4-8 years
Expected dividends	-0-	-0-	-0-	-0-

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At August 31, 2007, there was $722,440 of unrecognized compensation cost related to stock-based payments which is expected to be recognized over a weighted-average period of 1.11 years.

The following table represents stock option activity for the six months ended August 31, 2007:
			Weighted-
		Weighted-	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life(years)

Outstanding options at 2/28/07	9,428,062	$.96
Granted	6,277,331	$.22
Exercised	-0-
Forfeited	(631,500)	$1.49
Expired	-0-

Outstanding options at 8/31/07	15,073,893	$.67	7.72

Outstanding exercisable at 8/31/07	13,718,060	$.59	7.72

In addition to stock option grants of 6,162,331 during the three months ended August 31, 2007, grants of common stock aggregating 504,859 shares were awarded to certain individuals pursuant to the 2006 Incentive Stock Plan.

At August 31, 2007, shares available for future stock option grants and other stock-based awards to employees and others under our 2001 Stock Option Plan were 1,189,481and shares available for future stock option grants and other stock-based to employees and others under our 2006 Incentive Stock Plan were 522,833.

At August 31, 2007, the aggregate intrinsic value of shares outstanding was $20,000, and the aggregate intrinsic value of options exercisable was $20,000. No options were exercised during the six months ended August 31, 2007.

The following table summarizes our non-vested stock option activity for the six months ended August 31, 2007:

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value
Non-vested stock options at 2/28/07	1,994,583	$.62
Granted	6,277,331	$.22
Vested	(6,454,831)	$.26
Forfeited	(461,250)	$.50
Non-vested stock options at 8/31/07	1,355,833	$.66

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

SUBSEQUENT EVENT:

On August 6, 2007, we entered into an Intellectual Property Assignment Agreement with Medtronic, Inc., a Minnesota corporation, pursuant to which we agreed to transfer and sell to Medtronic all of our interest in and to certain intellectual property owned by us for an aggregate purchase price of $11,000,000, which amount would have been reduced to $10,500,000 if the closing did not occur within 60 days of the execution of the agreement. On October 5, 2007, we closed the transaction contemplated by the Intellectual Property Assignment Agreement, sold the foregoing intellectual property to Medtronic and received an aggregate of $11,000,000 as the sale price.

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

COMPANY BUSINESS

During the three-month period ended August 31, 2007, we have accomplished the following:

• On August 6, we initiated an agreement to sell a subset of our intellectual property portfolio to Medtronic for $11 million. The portion that was sold is limited to technologies covering MRI safety of implantable devices such as pacemakers and neurostimulators. We received $500,000 upon execution on August 6, $500,000 on September 6 and the balance of the $11 million was paid upon closing on October 5. Under this agreement, we maintain our license with Boston Scientific, including the $250,000 annual minimum payments, as well as any royalties for vascular implants such as stents, as well as MRI visible devices such as catheters and guidewires.

•  We have continued collaboration with Myotech, LLC on development of the Myotech Circulatory Support System (CSS), a life-saving device that provides benefits and competitive advantages not possible with other circulatory support devices. In the past, first generation prototype versions of this technology (Direct Mechanical Ventricular Actuation) has saved human lives and holds tremendous promise of the treatment of acute heart failure. On October 5, 2007, we announced a new agreement with Myotech putting Biophan in control of Myotech, increasing our ownership to 68 percent, from 44 percent prior to the deal, in exchange for $1.2 million in funding. Upon achieving certain milestones, Biophan will commit an additional $2 million in funding in exchange for additional equity.

•  We recognized $160,018 in revenue from licensing, grants, MRI testing, and consulting fees.

•  We have continued development of an MRI image compatible stent, capable of being imaged with MRI to detect the presence of restenosis (blood vessel narrowing) and blood clots after implantation. We are also developing an MRI visible heart valve, including the ability to place the valve under MRI guidance, which provides significant advantages over existing imaging procedures. Our technologies to enable stent and heart valve visibility are licensed exclusively to Boston Scientific (NYSE:BSX).

•  We have continued development of an MRI image compatible vena cava filter, which allows MR imaging of blood clots that may be present in the filter to help ensure the safe removal of the device. We are also developing a septal occluder device that can also be imaged and implanted under MRI guidance to treat conditions such as PFO (patent foramen ovale) and atrial septal defects, the latter being a hole in the septum between the left and right atria in the heart. This will be the first septal occluder to be visible as well as implantable under MRI.

•  Continued working under a Cooperative Research and Development Agreement (CRADA) with the FDA's Office of Science and Engineering Laboratories (OSEL) to research and define methods for measuring MRI safety of medical implants by examining the leads of cardiac rhythm management and neurostimulation devices.

We have determined that the technology that we control which is the most proven and most likely to produce revenues within the near term is the Myotech CSS. This technology is our primary areas of focus. Work on MRI visibility is centered in Europe in our Biophan Europe subsidiary.

Other programs, such as the biothermal power supply that we have been developing with NASA, will take longer to develop, and we have decided to fund these projects through either government grants, strategic partners, or other structures that do not divert focus and resources from our short-term goals of capitalizing on our core business field.

The work done to date at NASA on the biothermal power supply has indicated that it may require an additional 18 months to determine if we can develop a significant improvement in performance of thermoelectric materials over the current state of the art, adequate to generate power from the available heat in the human body. We have secured one SBIR Phase 1 grant from the Department of Homeland Security, and another from the Department of Energy, for the development of the biothermal power supply, and we are pursuing additional grant and matching fund opportunities with other Federal agencies.

RESULTS OF OPERATIONS

The following table presents the dollar amount and percentage of changes from period to period of the line-items included in our Condensed Consolidated Statements of Operations:

	Three Months Ended				Six Months Ended
	August 31,		Incr.		August 31,		Incr.
	2007	2006	(Decr.)	% change	2007	2006	(Decr.)	% change
Revenues	$160,018	$310,099	$(150,081)	(48.40)%	$332,351	655,021 $	$(322,670)	(49.26)%

Operating expenses:
Research and development	1,497,837	1,941,513	(443,676)	(22.85)%	2,817,784	4,529,921	(1,712,137)	(37.80)%
General and administrative	1,802,753	1,573,434	229,319	14.57%	3,290,423	3,659,625	(369,202)	(10.09)%
Total Expenses	3,300,590	3,514,947	(214,357)	(6.10)%	6,108,207	8,189,546	(2,081,339)	(25.41)%

Operating loss	(3,140,572)	(3,204,848)	64,276	(2.01)%	(5,775,856)	(7,534,525)	1,758,669	(23.34)%

Other income (expense)	(1,026,255)	(329,508)	(696,747)	211.45%	1,319,175	(579,100)	1,898,275	(327.80)%

Loss from continuing operations before minority interest in Myotech, LLC	(4,166,827)	(3,534,356)	(632,471)	17.89%	(4,456,681)	(8,113,625)	3,656,944	(45.07)%

Minority interest in Myotech, LLC	253,354	520,095	(266,741)	(51.29)%	725,173	1,215,920	(490,747)	(40.36)%

Net loss	$(3,913,473)	$(3,014,261)	$(899,212)	29.83%	$(3,731,508)	$(6,897,705)	$3,166,197	(45.90)%

The following comments discuss the significant factors affecting the consolidated operating results of the Company comparing the three months ended August 31, 2007 to the three months ended August 31, 2006 and the six months ended August 31, 2007 to the six months ended August 31, 2006.

Comparison of the Three Months Ended August 31, 2007 to the Three Months Ended August 31, 2006.

Revenues:
Revenues were $160,018 for the three months ended August 31, 2007 as compared to $310,099 for the three months ended August 31, 2006. The decrease was due principally to the agreed-upon schedule of license fee payments and amortization thereof from Boston Scientific Scimed ($125,000) and decreased operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers ($50,000).

Research and Development Expenses:
Research and development expenses decreased by 23%, or $444,000. After factoring out an increase in non-cash charges relating to stock options expense ($450,000) however, expenses decreased by 894,000, 51%. The decrease is attributable generally to our planned reductions in spending on our research and development projects, due to restructuring. The major areas of decreased expenses were Project Funding ($580,000), Consulting ($180,000), and Personnel ($116,000).

General and Administrative Expenses:
General and administrative expenses increased by 15%, or $229,000. After factoring out an increase in non-cash charges relating to stock options expense ($889,000) However, other expenses decreased by $660,000, or 35%. The decrease is attributable generally to our planned reductions in spending, due to restructuring. The major areas of decreased expenses were Public Relations ($263,000), Personnel ($117,000), Travel ($76,000), Shareholder Expenses ($74,000), Office Supply and Expense ($56,000) and Consulting and Outside Services ($43,000).

Other income (expense):
The major component of this category is interest expense, accounting for $1,234,622 of a net total of $1,026,255 for the three months ended August 31, 2007 compared with $380,934 of a net total of $329,508 for the three months ended August 31, 2006. Interest expense increased by $853,688. The major areas attributable to the increase were due to interest ($180,000), and discount ($905,000) related to the Senior Secured Convertible Notes and a decrease in interest ($359,000) related to the reduction of the Biomed Line of Credit.

Minority Interest in Myotech LLC:
The increase in this line-item is a direct effect of allocating the losses incurred by Myotech to the interest of the owners of Myotech other than Biophan.

Comparison of the Six Months Ended August 31, 2007 to the Six Months Ended August 31, 2006

Revenues:
Revenues were $332,351 for the six months ended August 31, 2007 as compared to $655,021 for the six months ended August 31, 2006. The decrease was due principally to the agreed-upon schedule of license fee payments and amortization thereof from Boston Scientific Scimed ($315,500) and decreased operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers ($82,000). There was also an increase in Grant revenues ($75,000).

Research and Development Expenses:
Research and development expenses decreased by 38%, or $1,712,137. After factoring out an increase in non-cash charges relating to stock options expense ($267,000) however, expenses decreased by $2,162,000, 49%. The decrease is attributable generally to our planned reductions in spending on our research and development projects, due to restructuring. The major areas of decreased expenses were Project Funding ($1,360,000), Consulting ($432,000), and Personnel ($127,000).
.

General and Administrative Expenses:
General and administrative expenses decreased by 10%, or $369,202. After factoring out an increase in non-cash charges relating to stock options expense ($889,000) However, other expenses decreased by 1,258,000, or 36%. The decrease is attributable generally to our planned reductions in spending, due to restructuring. The major areas of decreased expenses were Public Relations ($678,000), Personnel ($128,000), Travel ($100,000), Shareholder Expenses ($70,000), Legal fees ($142,000), Office Supply and Expense ($44,000), and Consulting and Outside Services ($241,000). Also, there was an increase in Accounting fees ($202,000).

Other income (expense):
The major component of this category is interest expense, accounting for $1,714,326 of a net other income of $1,319,175 for the six months ended August 31, 2007 compared with $684,407 of a net other expense of $579,100 for the six months ended August 31, 2006. The major areas attributable to the increase were due to interest ($342,000), discount ($1,910,000), and a decrease in change in fair value of derivative liability ($4,339,000) related to the Senior Secured Convertible Notes and a decrease in interest ($570,000) related to the reduction of the Biomed Line of Credit. Other items attributable to the increase in net other income is the change in the fair value of warrant liability ($3,434,000) and a decrease due to liquidated damages ($652,500).
LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of the date of our previous Quarterly Report on Form 10-Q, we disclosed and discussed certain information pertaining to our ability to continue as a going concern. We have been in the development stage since inception, incurring recurring losses from operations and, as of August 31, 2007, the Company's current liabilities exceeded its current assets by $6,123,921. In addition, as of August 31, 2007, we were in default of our obligations to make payments of principal, interest and liquidated damages to holders of our Senior Secured Convertible Notes. These factors raise potential doubt about the Company's ability to continue as a going concern.

However, on October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment and related agreements, the aforementioned defaults were cured. In addition, the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell certain intellectual property to Medtronic, Inc.. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we will received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic. On October 5, 2007, we closed the transaction contemplated by the Intellectual Property Assignment Agreement, sold the foregoing intellectual property to Medtronic and received an aggregate of $11,000,000 as the sale price.

In order to further address the current liquidity situation, management has instituted a cost reduction program that includes a reduction in quarterly operating expenses from approximately $1,950,000 at this time last year to a cap of $600,000 per quarter currently. In addition, the Company has reduced its investments in several product lines and pursued alternative funding vehicles in support of other projects.

We have also reorganized our efforts on funding the development of the Myotech Cardiac Support System device. On October 2, 2007, we entered into a revised Securities Purchase Agreement with Myotech, LLC in which we hold a 44% interest as of August 31, 2007. Pursuant to the Agreement, we agreed to purchase from Myotech an aggregate of 15,496,547 membership units for an aggregate purchase price of $3,200,000. In accordance with the Agreement, we received an additional 5,000,000 Class A Membership Units and an additional 4,316,547 Class A Membership Units upon the payment of an aggregate initial purchase price of $1,200,000. Thereafter, upon the satisfaction of certain conditions, Biophan will purchase an additional 6,180,000 Class A Membership Units of Myotech for a purchase price of $2,000,000. As a result of these investments, our ownership percentage in Myotech will increase to approximately 75%.

The proceeds from the sale of intellectual property rights to Medtronic, along with the receipt in December 2007 of our third $250,000 annual minimum payment under our license agreement with Boston Scientific, will provide adequate working capital resources for the funding of the Myotech device development and other operations for an estimated twenty-six months.

Capital Resources

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities.

We currently employ fourteen full-time individuals, twelve in the U.S. and two in Europe.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of August 31, 2007, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.

Primary Market Risk Exposures

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. For the three and six months ended August 31, 2007, foreign currency translation gains were approximately $1,594 and $2,900 respectively, as a result of consolidating the Company's foreign subsidiaries. During the periods, the Company did not engage in any foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in the Company's Form 10-K for the fiscal year ended February 28, 2007, Form S-1, Amendment No. 4, dated May 24, 2007, Form S-8 dated August 9, 2007 and form S-8 dated September 4, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors we are required to make scheduled payments of principal and interest. Beginning on December 1, 2006 we were obligated to make quarterly interest payments and monthly payments of $219,697 principal. During the six months ended August 31, 2007, we made scheduled payments in stock but remained in technical default due to non-payment of past-due principal and liquidated damages of $652,500. However, on October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment and related agreements, the aforementioned defaults were cured.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Location

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)	Filed herewith

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPHAN TECHNOLOGIES, INC.
(Registrant)

By:	/s/ John F. Lanzafame
Name: John F. Lanzafame
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Wood
Name: Robert J. Wood
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 10, 2007