Form 10-Q
period 2007-11-30
BIOPHAN TECHNOLOGIES INC
filed 2008-01-10
CIK 1084000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended: November 30, 2007

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

Class outstanding as of January 8, 2008 - Common Stock, $.005 par value: 113,072,681 shares

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets, November 30, 2007 (Unaudited) and February 28, 2007	1

Condensed Consolidated Statements of Operations, Three Months and Nine Months Ended November 30, 2007 and 2006 (Unaudited), and from August 1, 1968 (Date of Inception) through November 30, 2007 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows, Nine Months Ended November 30, 2007 and 2006 (Unaudited), and from August 1, 1968 (Date of Inception) through November 30, 2007 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4. Controls and Procedures	16

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	16

ITEM 1A. Risk Factors	16

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3. Defaults Upon Senior Securities	16

ITEM 4. Submission of Matters to a Vote of Security Holders	16

ITEM 5. Other Information	16

ITEM 6. Exhibits	16

SIGNATURES	17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2007	February 28, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,116,791	$2,418,551
Accounts receivable	55,000	21,448
Due from related parties	63,899	—
Prepaid expenses	131,054	166,171
Other current assets	31,871	25,350
Total current assets	8,398,615	2,631,520
Property and equipment, net	340,940	418,362
Other assets:
Intangible assets, net of amortization
Myotech, LLC	17,391,991	23,074,028
Other	1,192,408	1,322,777
Deferred financing costs, net of amortization of $559,050 and $186,350, respectively	973,160	1,345,860
Investment in New Scale Technologies, Inc.	37,000	100,000
Deposits	206	3,704
	19,594,765	25,846,369
	$28,334,320	$28,896,251
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of capital lease obligation	$10,290	$7,445
Current portion of senior secured convertible notes, net of discount of $1,610,504 and $2,183,580, respectively	1,494,438	672,481
Accounts payable and accrued expenses	1,508,144	1,942,033
Note payable	60,819	78,007
Line of credit - related party	1,200,000	4,430,000
Due to related parties	43,457	80,280
Deferred revenues	20,833	208,333
Total current liabilities	4,337,981	7,418,579
Long-term debt:
Capital lease obligation	18,382	19,604
Senior secured convertible notes payable, less discount of $835,755 and $3,359,354, respectively	775,523	1,034,585
Fair value of warrant liability	—	10,494,006
Total liabilities	5,131,886	18,966,774
Minority interest	7,299,664	13,139,882
Stockholders' equity (deficiency):
Common stock $.005 par value Authorized, 250,000,000 and 125,000,000 shares, respectively Issued, 110,835,881 and 83,431,699 shares , respectively	554,179	417,158
Additional paid-in capital	78,486,695	54,532,204
	79,040,874	54,949,362
Less treasury stock, 4,923,080 shares, at cost	(8,467,698)	(8,467,698)
	70,573,176	46,481,664
Deficit accumulated during the development stage	(54,670,406)	(49,692,069)
Total stockholders' equity (deficiency)	15,902,770	(3,210,405)
	$28,334,320	$28,896,251

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period from
					August 1, 1968
	Three Months Ended		Nine Months Ended		(date of
	November 30,		November 30,		inception) to
	2007	2006	2007	2006	November 30, 2007
Revenues:
Sale of intellectual property	$11,000,000	—	$11,000,000	—	$11,000,000
License fees	62,500	62,500	187,500	500,000	1,229,166
Development payments	30,000	—	30,000	—	330,000
Grant revenues	25,000	—	100,000	—	100,000
Testing services and consulting fees	42,206	163,594	174,557	381,115	942,281
	11,159,706	226,094	11,492,057	881,115	13,601,447
Operating expenses:
Research and development	945,466	1,737,351	3,763,250	6,267,272	23,973,643
General and administrative	1,614,083	1,264,228	4,904,507	4,923,853	29,670,823
Write-down of intellectual property rights	—	—	—	—	530,000
	2,559,549	3,001,579	8,667,757	11,191,125	54,174,466
Operating income (loss)	8,600,157	(2,775,485)	2,824,300	(10,310,010)	(40,573,019)
Other income(expense):
Interest income	56,031	34,697	76,462	46,303	287,834
Interest expense	(7,301,398)	(1,889,188)	(9,920,922)	(2,573,595)	(18,001,451)
Additional expense related to warrants	—	(7,304,105)	—	(7,304,105)	(7,304,105)
Change in fair value of warrant liability	—	6,722,184	4,339,214	6,722,184	10,562,475
Liquidated damages	—	—	(652,500)	—	(652,500)
Gain on sale of investment	124,500	—	124,500	—	124,500
Loss on extinguishment of debt	(3,189,187)	(670,053)	(3,189,187)	(670,053)	(3,859,240)
Gain on disposal of assets	1,500	—	9,109	—	9,109
Other income	72,460	44,499	296,406	138,200	1,149,797
Other expense	—	—	—	—	(70,528)
	(10,236,094)	(3,061,966)	(8,916,918)	(3,641,066)	(17,754,109)
Loss from continuing operations before minority interest in Myotech, LLC	(1,635,937)	(5,837,451)	(6,092,618)	(13,951,076)	(58,327,128)

Minority interest in Myotech, LLC	389,108	470,674	1,114,281	1,686,594	3,746,079
Loss from continuing operations	(1,246,829)	(5,366,777)	(4,978,337)	(12,264,482)	(54,581,049)
Loss from discontinued operations	—	—	—	—	(89,357)
Net loss	$(1,246,829)	$(5,366,777)	$(4,978,337)	$(12,264,482)	$(54,670,406)
Net loss per common share:
Basic and diluted	$(0.013)	$(0.070)	$(0.057)	$(0.157)

Weighted average shares outstanding	97,649,310	77,654,013	86,621,754	78,180,322

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			August 1, 1968
	Nine Months Ended		(date of
	November 30,		inception) to
	2007	2006	November 30, 2007
Cash flows from operating activities:
Net loss	$(4,978,337)	$(12,264,482)	$(54,670,406)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Amortization of intangible assets	1,044,853	1,093,533	2,908,339
Amortization of deferred financing costs	372,700	62,117	559,050
Depreciation and amortization	95,974	47,818	330,776
(Gain) loss on disposal of equipment	—	3,651	10,599
Additional expense related to notes and related warrants	5,657,809	7,304,105	12,961,914
Change in fair value of derivative liability	(4,339,214)	(6,722,184)	(9,657,278)
Realized and unrealized losses on marketable securities	—	—	66,948
Loss on extinguishment of debt	3,189,187	670,053	3,859,240
Accrued interest on note converted to common stock	855,722	—	887,226
Amortization of discount on convertible notes payable	3,138,290	599,148	5,896,306
Write-down of intellectual property rights		—	530,000
Amortization of discount on payable to related party	—	1,640,438	2,887,555
Issuance of common stock for services	298,398	—	705,346
Issuance of common stock for interest	—	—	468,823
Grant of stock options for services	2,182,148	1,112,726	10,190,506
Expenses paid by stockholder	—	—	2,640
Minority interest	(1,114,081)	(1,636,731)	(3,700,124)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(33,552)	(37,222)	(47,500)
(Increase) decrease in due from related parties	(63,899)	4,801	(123,199)
(Increase) decrease in prepaid expenses	35,117	22,743	(131,054)
(Increase) decrease in other current assets	(6,521)	61,961	9,467
Decrease in deposits	3,498	—	2,043
Increase (decrease) in accounts payable and accrued expenses	(433,891)	906,353	948,136
Increase (decrease) in due to related parties	(36,823)	84,984	(39)
Increase (decrease) in deferred revenues	(187,500)	(500,000)	20,833
Net cash provided (used) by operating activities	5,679,678	(7,546,188)	(25,083,853)
Cash flows from investing activities:
Purchases of property and equipment	(11,363)	(229,677)	(616,007)
Sales of marketable securities	—	—	2,432,270
Sale (purchase) of investment	63,000	—	(100,000)
Acquisition costs of intangible assets	—	—	(466,583)
Cash paid for investment in Myotech, net of cash received of $19,408	—	—	(280,594)
Cash paid for acquisition of Biophan Europe, net of cash received of $107,956	—	—	(258,874)
Purchases of marketable securities	—	—	(2,436,218)
Net cash provided (used ) by investing activities	51,637	(229,677)	(1,726,006)

See Notes to Condensed Consolidated Financial Statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			August 1, 1968
	Nine Months Ended		(date of
	November 30,		inception) to
	2007	2006	November 30, 2007
Cash flows from financing activities:
Proceeds of bridge loans	—	—	986,500
Loan from stockholder	—	—	143,570
Line of credit borrowing from related party	—	3,630,000	7,980,950
Line of credit payments	—	(2,000,000)	(2,072,500)
Proceeds (repayment) of convertible notes payable	(50,372)	7,250,000	7,199,628
Notes payable proceeds (payments)	(17,188)	55,213	(139,181)
Principal payments on capital lease obligation	(5,564)	—	(5,564)
Proceeds from sales of common stock	40,049	3,175,000	19,478,898
Exercise of options	—	13,178	658,467
Exercise of warrants	—	—	1,142,451
Swing profits	—	—	696,087
Deferred financing costs	—	(1,030,120)	(1,030,120)
Deferred equity placement costs	—	—	(112,536)
Net cash provided by (used in) financing activities	(33,075)	11,093,271	34,926,650
Net increase in cash and equivalents	5,698,240	3,317,406	8,116,791
Cash and equivalents, beginning	2,418,551	1,477,716	—
Cash and equivalents, ending	$8,116,791	$4,795,122	$8,116,791
Supplemental schedule for cash paid for:
Interest	$3,931	30,000	$208,812
Supplemental schedule of non cash investing and financing activities:
Allocation of proceeds from line of credit - related party to beneficial conversion feature and warrants	$—	$417,070	$2,812,555
Allocation of proceeds from notes and warrants	$—	$7,250,000	$7,250,000
Gain on sale of investment	$124,500	$—	$124,500
Change in fair value of warrants reclassified from equity to warrants liability	$—	$—	$755,876
Reclassification of warrants from warrant liability to equity	$6,154,792	$755,876	$6,154,792
Capital lease obligation	$6,318	$—	$33,367
Issuance of common stock upon conversion of line of credit loans	$2,180,000	$—	$4,158,450
Issuance of common stock for payment of principal and interest on Senior Secured Notes payable	$3,143,231	$—	$3,143,231
Issuance of common stock for the acquisition of a 35% interest in Myotech, LLC	$—	$—	$8,467,698
Issuance of common stock in satisfaction of accounts payable	$168,854	$—	$302,854
Common stock issued for subscription receivable	$—	$—	$—

See Notes to Condensed Consolidated Financial Statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			August 1, 1968
	Six Months Ended		(date of
	November 30,		inception) to
	2007	2006	November 30, 2007
Liabilities assumed in conjunction with acquisition of 51% interest in
Biophan Europe and certain intellectual property rights:
Fair value of assets acquired			$1,105,714
Cash paid			(366,830)
Promissory note issued			(200,000)
Restricted stock issued			(134,000)
Payables incurred			(226,500)
Liabilities assumed	$—	$—	$178,384
Issuance of common stock upon conversion of bridge loans	$—	$—	$1,142,068
Acquisition of intellectual property	$—	$—	$425,000
Intellectual property acquired through issuance of capital stock and assumption of related party payable	$—	$—	$175,000

See Notes to Condensed Consolidated Financial Statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007

1. INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of November 30, 2007 and for the three and nine months ended November 30, 2007 and 2006 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

2. BASIS OF CONSOLIDATION:

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

3. COMPANY HISTORY:

The Company was incorporated under the laws of the State of Idaho on August 1, 1968 and on January 12, 2000, changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. From the inception of the current line of business on December 1, 2000, the Company has not generated any material operating profits. Therefore, the Company is in the development stage and will remain so until the realization of significant revenues and operating profits. The Company's ability to continue in business is dependent upon maintaining sufficient financing or attaining future profitable operations.

4. PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit novel medical device technologies to improve the delivery of healthcare. The Company is developing a novel circulatory support device, through its Myotech subsidiary, to improve treatment for patients with acute heart failure. The Company also possesses technologies for enabling biomedical devices to be image compatible (allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company is also developing, in conjunction with the NASA Ames Research Center, a system for generating power from body heat, designed for implantable devices. The Company’s Biophan Europe subsidiary is developing a series of MRI compatible devices including a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX), and in 2007 the Company completed an $11 million transaction with Medtronic for the sale of a portion of Biophan’s MRI-related intellectual property.

5. DEFERRED TAXES:

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective March 1, 2007. The Company does not believe that FIN 48 had a material effect on its consolidated financial position or results of operations as the Company has no unrecognized tax benefits and has not incurred any interest or penalties in any of its tax jurisdictions. Should any such interest or penalties be assessed, they will be charged to interest expense and other expense as incurred. The Company has open tax years beginning in fiscal years ended year February 28, 2005 through 2007. None of the Company's tax returns has been examined by federal or state jurisdictions during these periods.

6. REGISTRATION RIGHTS AGREEMENT:

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

7. RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

8. INVESTMENT IN MYOTECH, LLC:

Effective November 30, 2005, we entered into a Securities Purchase Agreement for the acquisition of an initial 35% interest in Myotech, LLC ("Myotech"), a New York limited liability company, whereby we exchanged 4,923,080 shares of our common stock, par value $.005, for 3,768,488 Class A (voting) units of Myotech.

Based upon the terms of the Securities Purchase Agreement, we were obligated to purchase for cash consideration of $2.225 million an additional 811,037 Class A units and could have elected to acquire up to an additional 3,563,097 Class A units for further cash consideration of up to $9.775 million, over a 24-month period, which would have resulted in the Company owning a majority interest in Myotech. Through October 1, 2007, Biophan provided an aggregate of $4,636,040 of additional funding in exchange for 1,682,234 newly issued Class A units of Myotech, which raised our ownership percentage to 44.1%.

On October 2, 2007, we entered into a revised Securities Purchase Agreement with Myotech pursuant to which the Company agreed to purchase from Myotech an additional 15,496,547Class A membership units for an aggregate purchase price of $3,200,000. Prior to the execution of the Agreement, Biophan owned 5,450,722 Class A membership units. Upon execution of the Agreement, Biophan purchased an additional 9,316,547 Class A membership units upon the payment of an aggregate initial purchase price of $1,200,000 bringing our ownership percentage as of November 30, 2007 to 68.1%. Thereafter, upon the satisfaction of certain conditions, Biophan will purchase an additional 6,180,000 Class A membership units for a purchase price of $2,000,000, which will increase our ownership percentage to approximately 75%. The increase in our equity interest for consideration of $1,200,000 was at a per-unit price that was less than the then book value per unit. This excess of the book value over the cost, or negative goodwill, in the amount of $4,697,552 was allocated to reduce the stated value of the Myotech intellectual property in consolidation.

Prior to our obtaining a majority interest, it had been determined Myotech is a Variable Interest Entity within the meaning of FIN 46(R) and that we are the primary beneficiary (as defined in FIN 46(R)). Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.

The following is selected financial data for Myotech, LLC at November 30, 2007 and 2006 and for the three and nine-month periods then ended:

	2007	2006
Total current assets	614,277	$18,588
Intangible assets, net of amortization	22,040,864	23,418,416
Other assets	139,787	176,468
Total assets	$22,794,928	$23,613,472
Current liabilities	$27,271	$651,126
Equity	22,767,657	22,962,346
	$22,794,928	$23,613,472

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Nine Months Ended November 30, 2007	Nine months Ended November 30, 2006
Net loss from operations	$(564,091)	$(955,117)	$(2,146,494)	$(3,230,046)

9. LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed Solutions, LLC, a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line, bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election, into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time, the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at November 30, 2007.

On January 24, 2006, we entered into an additional Line of Credit Agreement (the "Line of Credit Agreement") with Biomed Solutions, LLC, pursuant to which Biomed committed to make advances to us, in an aggregate amount of up to $5,000,000. Amounts borrowed bear interest at the rate of 8% per annum and were convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expired on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) became due and payable. In connection with the establishment of the credit facility, we issued to Biomed a warrant to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company recorded a discount on the borrowings of $1,678,425 due to the beneficial conversion feature of the note as well as for the value of the warrant.

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendment reduced the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which was effective May 9, 2007. On July 19, 2007, Biomed converted $2,180,000 of principal and $195,899 of accrued interest into a total of 3,546,118 shares of our common stock leaving a balance outstanding at August 31, 2007 of $1,750,000. On November 5, 2007, Biophan and Biomed entered into a Settlement Agreement with SBI to settle all claims, causes of action and disputes between and among them. As a result, Biomed forgave $1,050,000 of the Line of Credit leaving a balance outstanding of $700,000 as of November 30, 2007. This forgiveness of debt by Biomed, a stockholder of the Company, was recorded as a credit to additional paid-in capital in stockholders’ equity.

The fair value of the notes is not readily determinable as there is a limited market for such related party debt.

10. SENIOR SECURED CONVERTIBLE NOTES:

On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with 10 private investors led by Iroquois Master Fund Ltd ("Iroquois"). Pursuant to the Purchase Agreement, on October 12, 2006 we issued $7,250,000 of Senior Secured Convertible Notes (the "Notes") to the investors and received proceeds of $6,219,880 after paying estimated fees and expenses of $1,030,120 related to the transaction. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.67 per share (the "Conversion Price"). Interest on the outstanding principal amount under the Notes is payable quarterly at a rate equal to the six-month London InterBank Overnight Rate plus 500 basis points, with a minimum rate of 10% per annum and a maximum rate of 12% per annum, payable at our option in cash or shares of our common stock registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). If we elect to make principal or interest payments in common stock, the number of shares issuable by us will be based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Principal on the Notes amortizes and payments are due in 33 equal monthly installments commencing four months following issuance of the Notes, and may be made at our option in cash or shares of our common stock registered for resale under the Securities Act. Our obligations under the Notes are secured by a first priority security interest in substantially all of our assets pursuant to a Security Agreement dated as of October 11, 2006 among us, the investors and Iroquois, as agent for the investors (the "Security Agreement").

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, it will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities. The total fair value of the warrants was $14,554,105. The Company recorded a discount on the Notes of $7,250,000 for the fair value of the related warrants. The excess of the fair value of the warrants over the carrying value of the notes, which amounted to $7,304,105, was recognized as additional expense related to warrants in the statement of operations for the year ended February 28, 2007. The discount on the Notes is being amortized over the life of the Notes using the effective interest method. The discount amortization for the three months and nine months ended November 30, 2007 amounted to $804,620 and $2,715,592 respectively, and is included in interest expense in the accompanying statements of operations.

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

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment, we agreed to amend the Notes to provide that even if we elect to make a monthly installment payment in cash, the holder will have the right to request payment in common stock of the Company. In addition, the Conversion Price was reduced to $0.15. The Amendment also amended the warrants to reduce the exercise prices of the various warrants to $0.23. In exchange for the foregoing, the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell such intellectual property. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic, Inc. For accounting purposes, these amendments as they pertain to to re-pricing of the convertible debt and warrants, have been treated as an extinguishment of the old debt. Accordingly, the remaining unamortized discount on the old debt of $3,352,581 was written off, a loss on extinguishment of $3,189,187 on the old debt was recognized, and a new discount in the amount of $2,636,612 was recorded. In addition, a beneficial conversion charge to interest expense was recorded in the amount of $3,021,197.

11. FAIR VALUE OF WARRANT LIABILITY:

In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we recorded a liability of $10,157,937 for the fair value of the warrants related to the Senior Secured Convertible Notes at February 28, 2007 in order to provide for the possibility that we would not be able to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement because we did not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, since we did not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants, if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we reclassified warrants with an approximate value of $756,000 from equity to the warrant liability. The fair value of this amount was $336,069 at February 28, 2007. The Company obtained stockholder approval to increase the authorized shares at a Special Meeting held on May 8, 2007. The total fair value of derivative liability, recorded at $10,494,006 at February 28, 2007, was adjusted by $4,339,214 to $6,154,792 at May 8, 2007 resulting in a net non-cash income adjustment of that amount. The balance of the liability of $6,154,792 was then reclassified to additional paid-in capital.

12. STOCKHOLDERS' EQUITY:

The following changes in stockholders’ equity took place during the nine months ended November 30, 2007:

Event	Number of Shares Issued	Common Stock	Additional Paid- in Capital
Balance at February 28, 2007	83,431,699	$417,159	$54,532,204
Fair value of derivative liability			6,154,792
Stock option expense			347,643
Balance at May 31, 2007	83,431,699	417,159	61,034,639
Conversion of Biomed loan principal and accrued interest	3,546,118	17,730	2,358,169
Principal and interest payments to investors	10,893,013	54,465	1,734,896
Stock issued for services	504,859	2,524	76,705
Additional equity contribution from other Myotech members			40,049
Stock option expense			1,596,986
Balance at August 31, 2007	98,375,689	$491,878	$66,841,444
Principal and interest payments to investors	11,248,942	56,245	1,297,624
Stock issued for services	1,211,250	6,056	213,113
Stock option expense			237,518
Forgiveness of debt			1,050,000
Beneficial conversion feature of new debt			3,021,197
Modification of warrants			2,636,612
Loss on extinguishment of old debt			3,189,187
Balance at November 30, 2007	110,835,881	$554,179	$78,486,695

On May 8, 2007, at a Special Meeting of Stockholders, a proposal to increase the authorized shares of common stock, $.005 par value, from 125 million to 250 million was approved by the stockholders. As a result, additional paid-in capital was increased by $6,154,792 due to the elimination of the fair value of warrant liability as of the date of the stockholder approval.

13. SHARE-BASED COMPENSATION PLANS:

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods:

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Nine Months Ended November 30, 2007	Nine Months Ended November 30, 2006
Expected volatility	155.62	115.8	78.8	115.8 - 121.8
Risk-free interest rate	4.17%	4.45%	4.8%	4.08%-4.27%
Expected life of options	8 years	5.6 - 6.4 years	8 years	10 years
Expected dividends	-0-	-0-	-0-	-0-

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At November 30, 2007, there was $567,922 of unrecognized compensation cost related to stock-based payments which is expected to be recognized over a weighted-average period of 0.92 years.

The following table represents stock option activity for the nine months ended November 30, 2007:
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life(years)
Outstanding options at 2/28/07	9,428,062	$.96
Granted	6,777,331	$.24
Exercised	-0-
Forfeited	(1,016,500)	$1.03
Expired	-0-

Outstanding options at 11/30/07	15,188,893	$.64	7.61
Outstanding exercisable at 11/30/07	13,905,560	$.59	7.56

In addition to stock option grants of 6,777,331 during the nine months ended November 30, 2007, grants of 916,109 shares of common stock with an aggregate fair value of $86,354 were awarded to certain individuals pursuant to the 2006 Incentive Stock Plan and 1,140,000 shares with an aggregate fair value of $171,000 were awarded pursuant to the 2001 Stock Option Plan.

At November 30, 2007, shares available for future stock option grants and other stock-based awards to employees and others under our 2001 Stock Option Plan were 434,481 and shares available for future stock option grants and other stock-based to employees and others under our 2006 Incentive Stock Plan were 451,583.

At November 30, 2007, the aggregate intrinsic value of option shares outstanding was $-0-, and the aggregate intrinsic value of options exercisable was $-0-. No options were exercised during the nine months ended November 30, 2007.

The following table summarizes our non-vested stock option activity for the nine months ended November 30, 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested stock options at 2/28/07	1,994,583	$.62
Granted	6,277,331	$.22
Vested	(6,492,331)	$.26
Forfeited	(746,250)	$.44
Non-vested stock options at 11/30/07	1,033,333	$.74

14. SALE OF INTELLECTUAL PROPERTY:

On October 4, 2007, we entered into an Patent Assignment Agreement with Medtronic, Inc., a Minnesota corporation, pursuant to which we agreed to transfer and sell to Medtronic all of our interest in and to certain intellectual property owned by us for an aggregate purchase price of $11,000,000, which amount would have been reduced to $10,500,000 if the closing did not occur within 60 days of the execution of the agreement. On October 5, 2007, we closed the transaction contemplated by the Intellectual Property Assignment Agreement, sold the foregoing intellectual property to Medtronic and received an aggregate of $11,000,000 as the sale price. The Company expensed $70,000 related to the intellectual property sold.

15. CONTINGENCIES:

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

On April 5, 2007, SBI Brightline LLC and SBI Brightline XI, LLC brought suit against us and Biomed Solutions, LLC in the Superior Court of Orange County, California. The suit alleges, among other things, that in September 2006 we entered into an agreement to terminate the Stock Purchase Agreement dated as of May 27, 2005 and amended on January 8, 2006, between us and SBI Brightline XI, LLC, and seeks unspecified monetary damages and an order by the Court deeming the Stock Purchase Agreement to be terminated. We believe the allegations made by SBI are without basis in fact and in response moved for dismissal of the complaint. The plaintiffs withdrew their complaint following our motion and filed an amended complaint containing nearly identical allegations, against which we likewise moved for dismissal. On November 5, 2007, we entered into a Settlement Agreement with SBI Brightline LLC, SBI Brightline XI LLC and Biomed Solutions, LLC, pursuant to which (i) a promissory note issued by the Company to Biomed Solutions, LLC, in the principal amount of $5,000,000, was reduced by $1,050,000, (ii) warrants to purchase 1,180,000 shares of common stock of the Company, issued to SBI Brightline XI, LLC, were terminated, (iii) the Stock Purchase Agreement dated as of May 27, 2005 and amended on January 8, 2006, between the Company and SBI Brightline XI, LLC was terminated, and (iv) the parties mutually released each other with respect to prior claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Our primary mission is to develop and commercially exploit novel medical device technologies to improve the delivery of healthcare. We do not currently employ our own manufacturing or distribution channels but rather rely on relationships with sub-contractors and/or partner companies. We develop technology protected by strong intellectual property targeted at specific markets within the medical technology sector.

COMPANY BUSINESS

During the three-month period ended November 30, 2007, we have accomplished the following:

•  On October 5, we closed a transaction to sell a subset of our intellectual property portfolio to Medtronic for $11 million. The portion that was sold was limited to technologies covering MRI safety of implantable devices such as pacemakers and neurostimulators. We received $500,000 upon execution on August 6, $500,000 on September 6 and the balance of the $11 million was paid upon closing on October 5. Under this agreement, we maintain our license with Boston Scientific, including the $250,000 annual minimum payments, as well as any royalties for vascular implants such as stents, as well as MRI visible devices such as catheters and guidewires.

•  We have continued collaboration with Myotech, LLC on development of the Myotech Circulatory Support System (CSS), a life-saving device that provides benefits and competitive advantages not possible with other circulatory support devices. In the past, first generation prototype versions of this technology (Direct Mechanical Ventricular Actuation) have saved human lives and hold tremendous promise of the treatment of acute heart failure. On October 5, 2007, we announced a new agreement with Myotech putting Biophan in control of Myotech, increasing our ownership to 68 percent, from 44 percent prior to the deal, in exchange for $1.2 million in funding. Upon achieving certain milestones, Biophan will commit an additional $2 million in funding in exchange for additional equity.

•  In addition to the sale of intellectual property rights to Medtronic, we recognized $159,706 in revenue from licensing, grants, development payments, MRI testing, and consulting fees.

•  Our subsidiary, Biophan Europe, has continued development of an MRI image compatible stent, capable of being imaged with MRI to detect the presence of restenosis (blood vessel narrowing) and blood clots after implantation. Biophan Europe is also developing an MRI visible heart valve, including the ability to place the valve under MRI guidance, which provides significant advantages over existing imaging procedures. Our technologies to enable stent and heart valve visibility are licensed exclusively to Boston Scientific (NYSE:BSX). Biophan Europe is also continuing development of an MRI image compatible vena cava filter, which allows MR imaging of blood clots that may be present in the filter to help ensure the safe removal of the device, in addition to an occluder device that can also be imaged and implanted under MRI guidance to treat conditions such as PFO (patent foramen ovale) and atrial septal defects.

•  We have continued working under a Cooperative Research and Development Agreement (CRADA) with the FDA's Office of Science and Engineering Laboratories (OSEL) to research and define methods for measuring MRI safety of medical implants by examining the leads of cardiac rhythm management and neurostimulation devices.

We have determined that the technology that we control which is the most proven and most likely to produce revenues within the near term is the Myotech CSS. This technology is our primary areas of focus. Work on MRI visibility is centered in Europe in our Biophan Europe subsidiary.

Other programs, such as the biothermal power supply that we have been developing with NASA, will take longer to develop, and we have decided to fund these projects through either government grants, strategic partners, or other structures that do not divert focus and resources from our short-term goals of capitalizing on our core business.

The work done to date at NASA on the biothermal power supply has indicated that it may require an additional 18 months to determine if we can develop a significant improvement in performance of thermoelectric materials over the current state of the art adequate to generate power from the available heat in the human body. We have secured one SBIR Phase 1 grant from the Department of Homeland Security, and another from the Department of Energy, for the development of the biothermal power supply, and we are pursuing additional grant and matching fund opportunities with other Federal agencies.

RESULTS OF OPERATIONS

The following table presents the dollar amount and percentage of changes from period to period of the line-items included in our Condensed Consolidated Statements of Operations:

	Three Months Ended				Nine Months Ended
	November 30,				November 30,
	2007	2006	Increase (Decrease)	% Change	2007	2006	Increase (Decrease)	% Change
Revenues	$11,159,706	$226,094	$10,933,612	4,835.87%	$11,492,057	$881,115	$10,610,942	1204.26%

Operating expenses:
Research and development	945,466	1,737,351	(791,885)	(45.58)%	3,763,250	6,267,272	(2,504,022)	(39.95)%
General and administrative	1,614,083	1,264,228	349,855	27.67%	4,904,507	4,923,853	(19,346)	(0.39)%
Total Expenses	2,559,549	3,001,579	(442,030)	(14.73)%	8,667,757	11,191,125	(2,523,368)	(22.55)%

Operating income (loss)	8,600,157	(2,775,485)	11,375,642	409.86%	2,824,300	(10,310,010)	13,134,310	127.39%

Other income (expense)	(10,236,094)	(3,061,966)	7,174,128	234.30%	(8,916,918)	(3,641,066)	5,275,852	144.90%

Loss from continuing operations before minority interest in Myotech, LLC	(1,635,937)	(5,837,451)	(4,201,514)	(71.98)%	(6,092,618)	(13,951,076)	(7,858,458)	(56.33)%

Minority interest in Myotech, LLC	389,108	470,674	(81,566)	(17.33)%	1,114,281	1,686,594	(572,313)	(33.93)%

Net loss	$(1,246,829)	$(5,366,777)	$(4,119,948)	(76.77)%	$(4,978,337)	$(12,264,482)	$(7,286,145)	(59.41)%

The following comments discuss the significant factors affecting the consolidated operating results of the Company comparing the three months ended November 30, 2007 to the three months ended November 30, 2006 and the six months ended November 30, 2007 to the nine months ended November 30, 2006.

Comparison of the Three Months Ended November 30, 2007 to the Three Months Ended November 30, 2006.

Revenues :
Revenues were $11,159,706 for the three months ended November 30, 2007 as compared to $226,094 for the three months ended November 30, 2006. The increase was due principally to the sale of intellectual property rights to Medtronics, Inc. ($11,000,000) and related transitions fees ($30,000), and grant revenues ($25,000) and decreased operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers ($120,000).

Research and Development Expenses :
Research and development expenses decreased by 46%, or $791,900. After factoring out a decrease in non-cash charges relating to stock options expense ($63,000) however, expenses decreased by $682,000 or ( 42%). The decrease is attributable generally to our planned reductions in spending on our research and development projects, due to restructuring. The major areas of decreased expenses were Project Funding ($303,500), Consulting ($198,000), Patent Attorneys ($140,000), and Personnel ($117,000).

General and Administrative Expenses :
General and administrative expenses increased by 28%, or $349,800. After factoring out an increase in non-cash charges relating to stock options expense ($27,000 however, expenses increased by $322,800, or 29%. The major area of increased expenses was Personnel ($322,000), and Legal Fees ($339,800) These increases were offset by a decreases that are attributable generally to our planned reductions in spending, due to restructuring. The major areas of decreased expenses were office supplies and expense ($111,000), accounting fees ($94,000)travel ($86,000), and public relations ($72,000).

Other income (expense) :
This category of net expense increased by $7,174,128 due principally to the increase in interest expense related to the
Senior Secured Convertible Notes ($5,581,708) and loss on extinguishment of debt ($2,519,134) related to the Senior Secured Convertible Notes financing agreement in October 2006 and the amendments to that agreement in October 2007..

Minority Interest in Myotech LLC :
The decrease in this line-item is a direct effect of allocating the decreased losses incurred by Myotech to the interest of the owners of Myotech other than Biophan and the reduction in ownership.

Comparison of the Nine Months Ended November 30, 2007 to the Nine Months Ended November 30, 2006

Revenues :
Revenues were $11,492,057 for the nine months ended November 30, 2007 as compared to $881,115 for the nine months ended November 30, 2006. The increase was due principally to the sale of intellectual property rights to Medtronics, Inc. ($11,000,000) and related development fees ($30,000), and grant revenues ($100,000), decreases were principally due to the agreed-upon schedule of license fee payments and amortization thereof from Boston Scientific Scimed ($312,500) and decreased operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers ($207,000).

Research and Development Expenses :
Research and development expenses decreased by 38%, or $2,367,000. After factoring out an increase in non-cash charges relating to stock options expense ($204,000) however, expenses decreased by $2,571,000, 44%. The decrease is attributable generally to our planned reductions in spending on our research and development projects, due to restructuring. The major areas of decreased expenses were Project Funding ($1,526,000), Consulting ($631,000), and Personnel ($243,000).

General and Administrative Expenses :
General and administrative expenses decreased by 3%, or $160,000. After factoring out an increase in non-cash charges relating to stock options expense ($814,000) However, other expenses decreased by $974,000, or 23%. The decrease is attributable generally to our planned reductions in spending, due to restructuring. The major areas of decreased expenses were Public Relations ($751,000), Travel ($186,000), Shareholder Expenses ($75,000), Office Supply and Expense ($155,000), and Consulting and Outside Services ($232,000). These were offset by an increases in Personnel ($194,000), and Accounting fees ($202,000).

Other income (expense) :
The major component of this category is interest expense relating to the Senior Convertible Notes issued in October 2006, accounting for an increase of $6,765,000 of an total increase of $5,275,852. Other components contributing to the increase in net other expense was loss on extinguishment of debt ($2,519,000) and liquidated damages ($652,500) related to the Senior Secured Convertible Notes financing agreement in October 2006 and the amendments to that agreement in October 2007. These expenses were offset by the change in the fair value of the derivative liability ($4,339,000)

Minority Interest in Myotech LLC :
The decrease in this line-item is a direct effect of allocating the decreased losses incurred by Myotech to the interest of the owners of Myotech other than Biophan and the reduction in ownership.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2007, we were in default of our obligations to make payments of principal, interest and liquidated damages to holders of our Senior Secured Convertible Notes. However, on October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment and related agreements, the aforementioned defaults were cured. In addition, the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell certain intellectual property to Medtronic, Inc. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic. On October 5, 2007, we closed the transaction contemplated by the Intellectual Property Assignment Agreement, sold the foregoing intellectual property to Medtronic and received an aggregate of $11,000,000 as the sale price. At November 30, 2007, we have a cash balance $8,116,791and a working capital position of $4,060, 637.

We have instituted a cost reduction program that includes a significant reduction in quarterly recurring operating expenses compared to a year ago to a cap of $600,000 per quarter currently. In addition, the Company has reduced its investments in several product lines and pursued alternative funding vehicles in support of other projects.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of November 30, 2007, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107.

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

On April 5, 2007, SBI Brightline LLC and SBI Brightline XI, LLC brought suit against us and Biomed Solutions, LLC in the Superior Court of Orange County, California. The suit alleges, among other things, that in September 2006 we entered into an agreement to terminate the Stock Purchase Agreement dated as of May 27, 2005 and amended on January 8, 2006, between us and SBI Brightline XI, LLC, and seeks unspecified monetary damages and an order by the Court deeming the Stock Purchase Agreement to be terminated. We believe the allegations made by SBI are without basis in fact and in response moved for dismissal of the complaint. The plaintiffs withdrew their complaint following our motion and filed an amended complaint containing nearly identical allegations, against which we likewise moved for dismissal. On November 5, 2007, we entered into a Settlement Agreement with SBI Brightline LLC, SBI Brightline XI LLC and Biomed Solutions, LLC, pursuant to which (i) a promissory note issued by the Company to Biomed Solutions, LLC, in the principal amount of $5,000,000, was reduced by $1,050,000, (ii) warrants to purchase 1,180,000 shares of common stock of the Company, issued to SBI Brightline XI, LLC, were terminated, (iii) the Stock Purchase Agreement dated as of May 27, 2005 and amended on January 8, 2006, between the Company and SBI Brightline XI, LLC was terminated, and (iv) the parties mutually released each other with respect to prior claims.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in the Company's Form 10-K for the fiscal year ended February 28, 2007.

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

Date: January 9, 2008