Form 10-K
period 2008-02-29
BIOPHAN TECHNOLOGIES INC
filed 2008-06-13
CIK 1084000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Common Stock $.005 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,”” accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price reported on the OTC Bulletin Board as of June 11, 2008 was $3,656,632.

The number of shares outstanding of the registrant's common stock, $0.005 par value, as of June 11, 2008 was 157,822,755 shares.

Documents Incorporated By Reference Not applicable.

TABLE OF CONTENTS

Item No.		Page

	PART I
1	Business	3
1A	Risk Factors	6
1B	Unresolved Staff Comments	6
2	Properties	6
3	Legal Proceedings	6
4	Submission of Matters to a Vote of Security Holders	8
	PART II
5	Market for Registrant's Common Equity; Related Stockholder
	Matters and Issued Purchases of Equity Securities	8
6	Selected Financial Data	10
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
7A	Quantitative and Qualitative Disclosures About Market Risk	14
8	Financial Statements and Supplementary Data	F-1
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	15
9A	Controls and Procedures	15
9B	Other Information	17
	PART III
10	Directors and Executive Officers of the Registrant	18
11	Executive Compensation	26
12	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	35
13	Certain Relationships and Related Transactions	36
14	Principal Accountant Fees and Services	38
15	Exhibits and Financial Statement Schedules	39

ii

CAUTIONARY STATEMENTS REGARDING

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Biophan Technologies, Inc. (“Biophan”) is a technology development and holding company focused on the creation and sale of novel, patent protected technologies and medical devices including MRI compatible implants and devices, and cardiovascular and circulatory support systems. We became a public company in December 2000 and have assembled a veteran management team with extensive experience in technology development, product development, intellectual property management and business-to-business technology licensing and sales.

Myotech Circulatory Support System (CSS).

Biophan is developing a novel circulatory support system, the Myotech CSS, through its subsidiary Myotech LLC. Myotech was formed in July 2003 to commercialize a one-of-a-kind mechanical circulatory support system that’s based on a family of technologies known as Direct Mechanical Ventricular Actuation (DMVA). Biophan took a minority interest in Myotech in November 2005, and increased its ownership to approximately 68 percent in October 2007. The consolidated financial statements of the Company include the accounts of all of its subsidiaries, including Myotech, LLC.

The Myotech CSS is aimed at the treatment of acute heart failure patients. It is a comprehensive circulatory support system that has features designed to provide safer and more effective support, and because of its unique properties, it is uniquely positioned to serve the acute resuscitation market, which is largely overlooked by existing device technologies. The advantages of the Myotech CSS include:

-	No contact with circulating blood, which reduces the problems of clotting and stroke, bleeding, repeat surgery, and infection – all are problems that plague existing support devices;

-	Comparatively simple, rapid installation; and

-	The ability to completely restore blood flow from an arrested heart, providing both systolic (emptying) and diastolic (filling) support to both ventricles.

Over the next 24 to 30 months our goal is to complete development and introduce a first generation product to the acute resuscitation market. Future generations of products will include additional functionality to broaden the market and applications for the technology.

MRI Related Technologies

Our technologies for MRI safety and image compatibility apply to a broad segment of the medical device marketplace. Existing devices have significant limitations as MRI continues to grow as the premier imaging modality. Because of its exceptional soft tissue contrast capabilities, its ability to provide functional data and its lack of ionizing radiation, MRI has clear advantages over fluoroscopy and CT imaging.

There are two primary limitations of existing medical devices with MRI. First, some devices are currently contraindicated for use with MRI, preventing patients with implants from having potentially lifesaving diagnostic MRI procedures performed. Devices that are currently contraindicated for use with MRI include pacemakers, implantable cardioverter defibrillators (ICDs) and neurostimulators.

Second, a number of medical devices are safe for use with MRI machines, but interfere with the quality of the image. This limited MRI image compatibility prevents imaging within the implant and in the area immediately around the device. Devices that have limited MRI image compatibility include stents, heart valves, vena cava filters and certain types of catheters and guidewires.

Biophan has developed solutions to the problems of both MRI safety and MRI image compatibility of medical devices and implants.

Biophan's marketing efforts are focused on business-to-business sales of our technology. Since we are focused on working with the leaders in each market segment, the number of prospective partners is approximately 25 to 30 of the leading medical device companies. Biophan's marketing and sales efforts rely on a select group of experienced business development and technology licensing executives.

We entered into our first significant license agreement with Boston Scientific Scimed Corporation in 2005 covering a range of products in exclusive and non-exclusive product segments. We also sold a portion of our intellectual property portfolio, including a number of our patents for MRI safety, to Medtronic in October 2007 for $11 million.

MARKET OPPORTUNITY

Myotech CSS

Myotech’s initial product will focus on the acute circulatory support market. This product is designed to resuscitate and sustain the circulation of patients who experience acute heart failure until they recover or can be treated with more definitive therapies. Approximately 260,000 (CDC, 2002) patients per year in the U.S. experience in-hospital cardiac arrest, and with the best treatments currently available, there is still an 80 percent mortality rate (Cardiopulmonary resusitiation of adults in the hospital: A report of 14,720 cardiac arrests from the national registry of Cardiopulmonary resuscitation, Peberdy, et al, Resuscitation, 2003). In addition, approximately 7.5% (67,200) (Cardiogenic Shock eMedicine, Sat Sharma, 2007) of the 896,000 patients who experience a heart attack in the U.S. each year have a complication known as cardiogenic shock, which has a 70 percent mortality rate (Cardiogenic Shock eMedicine, Sat Sharma, 2007) .

The potential patient population for the Company’s initial product application is therefore in excess of 300,000 patients in the U.S. alone. Patient populations outside the U.S. would double these numbers to over 600,000 patients per year. The large, poorly served patient population indicates a multibillion dollar total market opportunity for the first generation product.

MRI Related Technologies

Although there are many applications, management believes the most significant product opportunity for MRI image compatibility technologies is the coronary stent market, which is dominated by drug eluting stents. The stent market was estimated by Lehman Brothers Equity Research in its 2006 Medical Device Outlook to exceed $5.5 billion in 2006.

TECHNOLOGY

Myotech CSS

The Myotech CSS consists of a single-use polymeric cup that is designed to fit around the heart and is connected to an external electronic console. A pneumatically actuated inner membrane compresses and expands the heart, enabling the heart to restore normal blood flow to life-sustaining levels. In contrast to the complex and time-consuming installation of currently marketed circulatory assist devices such as ventricular assist devices (VADs), the Myotech CSS can be installed very rapidly, significantly improving clinical response in the vast and underserved acute resuscitation market. We believe the Myotech CSS will also offer the following competitive advantages:

-
Our device powers both the heart's ejecting (systolic) and filling (diastolic) cycles, for both the right and left ventricles. Current devices typically only provide systolic support to the left ventricle.

-
Our device does not come in contact with circulating blood, which significantly reduces the risks of clotting, stroke, internal bleeding, blood-borne infections or the need for repeat surgery - all of these are problems that are byproducts of existing circulatory support devices.

-
The CSS has the capability of being installed by a trained general surgeon, not just a cardiac specialist, so once our product is introduced, we anticipate that the CSS will be available at community hospitals, not just a limited number of transplant or specialized cardiac centers. This broader utility will enable the device to reach cardiac arrest patients where they present and to reach a much broader segment of the market.

-	The CSS can be produced in a range of sizes appropriate to treat a broad spectrum of patients, including women and children.

The Myotech CSS is designed to be a simpler, safer, and more broadly-effective product design that can be installed quickly and in more hospitals without the need for specialized cardiothoracic surgical facilities or personnel, combined with a lower total procedure cost compared to existing device therapies.

MRI Related Technologies Biophan has developed and in-licensed a number of technologies for improving MRI image compatibility of interventional devices and implants. These technologies are primarily based on methods to incorporate a resonant circuit, tuned to the resonant frequency of the MRI machine, to enhance the MRI signal and overcome the image artifact (distortion). This technology is applicable to a number of devices with limited MRI image compatibility, including stents, vena cava filters, and septal occluders.

SALES AND MARKETING

Biophan's marketing efforts are focused on business-to-business sales of our technology. For the Myotech CSS, we are developing a complete medical system; however, it is our intention to develop relationships with distribution partners rather than to build a sales and marketing force to bring this product directly into hospitals ourselves. Leveraging market leaders with established sales and distribution channels will help to speed introduction and adoption of the Myotech CSS. For our MRI related technologies, our technology must be incorporated into products designed and manufactured by other companies, such as the stent market where our technology provides a competitive advantage, but represents only one important feature of a total system.

Since we are focused on working with the leaders in each market segment, the number of prospective partners we are focused on is limited to 25 to 30 medical device companies, which we are able to address with a small and experienced business development team.

COMPETITION

Myotech CSS

In the area of circulatory support, there are several manufacturers of circulatory support systems; however, they use different technologies and focus on different market segments. These manufacturers include Abiomed, Thoratec and World Heart in the ventricular assist device market, and Datascope and others in the intraortic balloon pump market. In the area of acute heart failure, where restoration of cardiac output is needed for an arrested heart, there are no circulatory systems known to the Company that can provide full systolic and diastolic support to an arrested heart without blood contact, such as we anticipate will be provided by the Myotech circulatory support system.

PPA Technologies AG, in Germany, is developing a device that provides non-blood contacting support for acute heart failure. They are at an early stage in the development of their product, and they are targeting a different group of physicians, focusing on the needs of interventional cardiologists while the Myotech CSS is initially focused on the needs of cardiothoracic and general surgeons. Myotech has executed a memorandum of understanding with PPA to explore potential relationships between the companies, including possible joint venture or merger opportunities. In addition, Corinnova, Inc. is an early stage company affiliated with Texas A&M University, that is also exploring direct compression technology; however, their product is at an earlier stage of development and they are focused on specifically treating congestive heart failure, which is a totally different patient population.

MRI Related Technologies

The Company holds patents on its non-invasive MRI compatible solutions, specifically the use of resonant circuits, inside stents or heart valves to enable imaging. Other companies have filed patents on alternative designs, but Biophan and its licensors have the only known patents on products that have successfully demonstrated visualizing inside stents and heart valves under MRI.

INTELLECTUAL PROPERTY

Biophan has aggressively protected its technologies with broad patent protection. Our total U.S. portfolio of patents owned as well as exclusively licensed include 49 issued patents and over 40 applications at various stages of examination at the U.S. Patent and Trademark Office. Presented below are summaries of some of the key patents and a brief summary of the technology covered.

Myotech CSS

Myotech holds several patent applications covering operational, diagnostic and therapeutic features of the Myotech CSS direct mechanical ventricular actuation technology. Myotech's first patent application "Sensor-Equipped and Algorithm-Controlled Direct Mechanical Ventricular Assist Device" has published worldwide; national filing has begun in Europe, Canada, Japan, China, and India. The second patent application "Therapeutic Agent Delivery Apparatus with Direct Mechanical Ventricular Assist Capability" has published in the US, and has been filed worldwide as a PCT. These applications are being followed by five Divisional and CIP applications. "Method and Apparatus for Minimally Invasive Direct Mechanical Ventricular Actuation", originally filed as a PCT, is currently under national filing in the US and the same foreign countries identified above.

Photonics

These patents cover systems, subsystems and components for implanted devices that utilize optical fiber technology instead of electrically conductive leads that cause thermal damage and other risks to implant patients being imaged under MRI.

Nanomagnetic Thin-Film Coatings

We hold patents and applications that relate to nanomagnetic coating applications on stents and other implants, specifically thin film circuits or coatings having similar behavior, that create resonant effects that offset or eliminate unwanted MRI-induced effects.

Biothermal Power Source

TE-Bio, LLC has licensed technology that will potentially reduce or eliminate the need to remove pacemakers or other implants simply to replace their aging batteries. Our technology harnesses the electrical power generated by small temperature gradients the body already produces. And we are working with NASA's Ames Center for Nanotechnology on new coatings to improve the efficiency of thermoelectric devices.

Pulse-width Cardiac Pacing

We hold a patent that teaches the stimulation of nerve tissue with less electrical power than is currently used in implantable devices, utilizing pulse-width modulation techniques used in many types of electrical control systems

Trademarks

The name "Biophan" is a registered trademark of the Company.

Employees

As of June 1, 2008, we had 11 full-time employees, 10 of whom are in the US and 1 of whom is in Europe.

Myotech has added several key consultants as team members, including John H. Bowers, who joined the organization as a consultant serving as a senior technologist on the engineering team, and Jeanne Lesniak, who joined the organization as a consultant to lead Myotech’s regulatory affairs team. In December 2007, James Goldberg joined Myotech as interim president with a four month consulting agreement to help develop the regulatory and engineering strategy and assemble the team to execute that strategy. Having successfully completed that assignment, Mr. Goldberg’s contract was not extended after the initial four month period and Mr. Lanzafame, Biophan's CEO, now serves as Myotech president.

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

ITEM 1A. RISK FACTORS

WE ARE A BUSINESS WITH A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO  SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

We are an early-stage research and development company with limited prior business operations . We are presently engaged in the development of certain technologies for use with medical procedures and biomedical devices. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. To date, our efforts have been devoted primarily to the following:

•	organizational activities;

•	developing a business plan;

•	obtaining funding;

•	conducting research and working toward the ultimate successful development of our technologies;

•	aggressively patenting our intellectual property;

•	licensing technology from third parties related to our business; and

•	marketing to major biomedical device manufacturers.

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

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT  FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

We are a development stage company and have incurred losses since we were formed. We incurred a net loss of $5,177,891 for the year ended February 29, 2008 and incurred cumulative losses since our inception on August 11, 1968 of $54,869,960. We currently have no products ready for commercialization, have generated revenue solely from licensing and sale of our intellectual property to third parties and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, our current financial condition may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

WE WILL NEED TO RAISE CAPITAL TO FUND OUR OPERATIONS, AND OUR FAILURE TO OBTAIN FUNDING WHEN NEEDED MAY FORCE US TO DELAY, REDUCE OR ELIMINATE OUR PRODUCT DEVELOPMENT EFFORTS.

Until we are capable of generating sufficient revenues from operations to fund our operations and our capital resources are sufficient to meet future requirements, we will have to raise funds to continue the development, commercialization, marketing and sale of our products.

We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our products, obtain funds by entering into agreements on unattractive terms or restrict or cease our operations as a going concern.

THE INABILITY TO RETAIN AND ATTRACT KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS AND PLAN OF OPERATIONS.

We believe that our future success will depend on the abilities and continued service of certain of our senior management and executive officers, particularly our Chief Executive Officer and those persons involved in the research and development of our products. If we are unable to retain the services of these persons, or if we are unable to attract additional qualified employees, researchers, and consultants, we may be unable to successfully finalize and eventually market our medical devices and other products being developed, which will have a material adverse effect on our business.

OUR RESEARCH AND DEVELOPMENT EFFORTS MAY NOT RESULT IN COMMERCIALLY VIABLE PRODUCTS, WHICH COULD RESULT IN A DECLINE OF OUR STOCK PRICE AND A LOSS OF YOUR INVESTMENT.

Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or salable products. We cannot assure you, however, that our planned programs will be accomplished in the order or in the time frame set forth. We reserve the right to modify the research and development program. We may not succeed in developing commercially viable products from our technologies. Also, certain of our research and development efforts are aimed at technology that will enable certain medical procedures and biomedical devices to become compatible with MRI diagnostics. If MRI diagnostics are replaced by the healthcare industry, our technology and products, if any, may become obsolete. If we are not successful in developing commercially viable products or if such products become obsolete, our ability to generate revenues from our technologies will be severely limited. This would result in the loss of all or part of your investment.

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

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY IN THE COMPETITIVE MEDICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

Our future success depends on our ability to compete effectively with manufacturers of medical devices, including major manufacturers of pacemakers and other implantable devices that may have internal development programs. We are an early-stage research and development company engaged exclusively in developing our initial technologies. Products using our technologies have not yet been commercialized and we have generated no material revenue from operations. As a result, we may have difficulty competing with larger, established medical device companies. Most of our potential competitors will be established, well-known companies that have:

•	substantially greater financial, technical and marketing resources;

•	larger customer bases;

•	better name recognition;

•	related product offerings; and

•	larger marketing areas.

Companies such as Medtronic, Inc., Guidant Corporation, St. Jude Medical, Boston Scientific Corporation, and Johnson & Johnson are major, international providers of medical devices currently with limited compatibility for MRI. Because these companies may possibly develop MRI image compatibility solutions for their own product lines, they may ultimately be in competition with us. These companies represent a wide array of medical devices and products, technologies, and approaches. All of these companies have more resources than we do and, therefore, a greater opportunity to develop comparable products and bring those products to market more efficiently than we can. If we do not compete effectively with current and future competitors, our future growth and operating results will be adversely affected.

WE MAY NOT BE ABLE TO OBTAIN NECESSARY GOVERNMENT APPROVAL TO MARKET OUR TECHNOLOGY WHICH WILL LIKELY CAUSE OUR STOCK PRICE TO DECLINE AND OUR BUSINESS TO FAIL.

Our marketing partners must obtain the approval of the U.S. Food and Drug Administration in order to market our MRI image compatibility technology and Myotech CSS technology. If these approvals are not obtained, or are significantly delayed, our ability to generate revenues may be adversely affected and our development and marketing efforts inhibited. This would most likely cause our stock price to decline and result in the loss of all or part of your investment.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS. OUR INABILITY TO PROTECT OUR RIGHTS COULD IMPAIR OUR BUSINESS AND CAUSE US TO INCUR SUBSTANTIAL EXPENSE TO ENFORCE OUR RIGHTS.

Proprietary rights are critically important to us. We currently have 49 issued U.S. patents and over 40 U.S. and international patents pending. Although we intend to aggressively pursue additional patent protection for our technologies as we continue to develop them, we cannot assure you that any additional patents will be issued. Although we will seek to defend our patents and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement by us of their patents and other proprietary rights.

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

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, whether at the then current market price or below the then current market price, could adversely affect prevailing market prices for our common stock. For example, in connection with our issuance of $7,250,000 of senior secured amortizing convertible notes on October 12, 2006, of which $3,588,545 in principal is currently outstanding ,the holders of the notes may elect to convert the notes at any time into shares of our common stock at a price of $0.15 per share (the “Conversion Price”). Payments of interest and principal on the notes may be made, at our option, in cash or shares of our common stock registered for resale under the Securities Act, and if we elect to make payments on the notes in shares, those payments will be based on the lower of (i) the Conversion Price or (ii) 80% of the volume weighted trailing average price per share of our common stock for the 20 trading days ending 23 trading days prior to the date we make a payment. As additional consideration to the purchasers of the notes, we issued five-year warrants that currently permit the investors to purchase an aggregate of 18,034,830 shares of our common stock at an exercise price of $0.23 per share. As further consideration to the purchasers of the notes, we issued one-year warrants expiring May 7, 2008 to purchase up to 10,820,896 shares of our common stock at a price of $0.23 per share. If the purchasers elect to exercise this one-year warrant, they will also receive additional five-year warrants to purchase our common stock equal to the number of shares purchased under this one-year warrant, with 50% of the additional warrants having an exercise price of $0.85 per share and the remaining 50% of the additional five-year warrants having an exercise price of $0.92 per share. In addition, if we issue additional shares of our common stock for sale in future financings, our stockholders would experience additional dilution.

BECAUSE OUR CEO IS AN AFFILIATE OF OTHER ENTITIES WITH WHOM BIOPHAN HAS SIGNIFICANT BUSINESS RELATIONSHIPS, THERE MAY BE CONFLICTS OF INTEREST THAT YOU SHOULD CONSIDER BEFORE INVESTING IN OUR COMMON STOCK.

John Lanzafame, our Chief Executive Officer, is on the Board of NaturalNano, Inc., the largest stockholder of which is Technology Innovations, LLC, which is a 57% equity member of Biomed Solutions, LLC, a company engaged in the business of identifying and acquiring technologies in the biomedical field for exploitation. Biomed holds an aggregate of $1,200,000 face amount of our convertible promissory note. NaturalNano has entered into a research and development agreement with us for drug eluting technology.

Because of the nature of our business and the business of these other entities, the relationships of Mr. Lanzafame with these other entities may give rise to conflicts of interest with respect to certain matters affecting us. Potential conflicts may not always be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation.

THE PRICE AND TRADING VOLUME OF OUR COMMON STOCK IS SUBJECT TO CERTAIN FACTORS BEYOND OUR CONTROL THAT MAY RESULT IN SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

Factors beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	the development of a future market for our products;

•	changes in market valuations of similar companies;

•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the OTCBB and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this prospectus is not necessarily an indicator of what the trading price of our common stock might be in the future.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF INVESTORS IN OUR COMPANY TO SELL THEIR SECURITIES IN THE PUBLIC MARKETS.

Although our common stock trades on the OTCBB, a regular trading market for our common stock may not be sustained in the future. The National Association of Securities Dealers (the “NASD”) limits quotation on the OTCBB to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, our common stock will not be able to be traded on the OTCBB.  The OTCBB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock may be influenced by a number of factors, including:

•	the issuance of new equity securities;
•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company and the technologies industries generally; and
•	general economic and other national conditions.

OUR LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;
•	market visibility for our common stock may be limited; and
•	lack of visibility for our common stock may have a depressive effect on the market for our common stock.

OUR COMMON STOCK IS A "PENNY STOCK."

Our common stock is a “low-priced” security, or a penny stock, under rules promulgated under the Exchange Act. A stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.   Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FAILURE TO ACHIEVE AND MAINTAIN INTERNAL CONTROLS IN ACCORDANCE WITH SECTIONS 302 AND 404(A) OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending February 29, 2008, and noted weaknesses that need to be addressed during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

BECAUSE WE HAVE NO PLANS TO PAY DIVIDENDS ON OUR COMMON STOCK, STOCKHOLDERS MUST LOOK SOLELY TO APPRECIATION OF OUR COMMON STOCK TO REALIZE A GAIN ON THEIR INVESTMENTS.

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, our senior credit facility limits the payment of dividends without the prior written consent of the lenders. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located at 15 Schoen Place, Pittsford, New York 14534 with approximately 4,470 square feet of office space and approximately 1,000 square feet of laboratory space. Myotech also leases space at the same location with approximately 2,300 square feet of office space and approximately 1,000 square feet of laboratory space. Both leases for this facility extend to February 28, 2022, subject to our right to terminate at any time after January 31, 2009 upon 90 days' notice. For the lease years commencing March 1, 2007 and 2008, Biophan will pay an annual base rent of $89,558. The Myotech lease for the year commencing March 1, 2007 has an annual base rent of $10,000 and increases to an annual base rent of $50,000 for the year commencing March 1, 2008. Terms for Biophan and Myotech are the same for subsequent years. For each year commencing on March 1, 2009 and continuing through February 28, 2011, the base rent will increase by 5% over the previous year's rent. For each year commencing on March 1, 2011 and continuing through February 28, 2017, the base rent will increase by 3% over the previous year's rent. The landlord will be responsible for all real property taxes for the first 38 months of the lease term; thereafter, the landlord will absorb the first 3% of any increase in the real property taxes on the premises in which our facility is located and two-thirds of the remaining 97% of any such increase, while we will reimburse the landlord for our proportionate share (48%) of the remaining one-third of such 97%. We will bear our own gas, electric, water and other utility charges and our proportionate share of utility charges for the premises' interior common areas. We believe that this facility will be adequate for our current and anticipated future needs through the lease expiration date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Quarter Ended	High	Low
May 31, 2006	$1.750	$1.030
August 31, 2006	$1.330	$.640
November 30, 2006	$.950	$.400
February 28, 2007	$.670	$.400
May 31, 2007	$.450	$.190
August 31, 2007	$.430	$.120
November 30, 2007	$.250	$.070
February 29, 2008	$.120	$.040

HOLDERS

As of February 29, 2008, we had 119,128,504 shares of our common stock outstanding which were held by 237 stockholders of record and approximately 9,400 beneficial stockholders.

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

EQUITY COMPENSATION PLANS

The following chart sets forth information regarding our equity compensation plans as of February 29, 2008:

Plan Category	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,503,891	$0.59	71,046
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	15,503,891	$0.59	71,046

RECENT SALES OF UNREGISTERED SECURITIES

The following securities were issued or sold by Biophan during the year ended February 29, 2008, without registration under the Securities Act of 1933, and have been modified since previously reported on a quarterly report on Form 10-Q:

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

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors elect to exercise these one-year warrants, they will also receive additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. These one year warrants expire May 7, 2008. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allow for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities.

We further agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the warrants and any shares of common stock we may issue to the holders of the Notes in connection with payments of interest and principal, or which we are obligated to issue upon any conversion of the Notes at the option of the holders.

On February 21, 2007, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the investors pursuant to which the investors agreed that, during the period commencing on February 16, 2007 and ending on the earlier of (i) March 31, 2007 or (ii) the date on which any Termination Event (as defined in the Forbearance Agreement) first occurs (the "Forbearance Period"), they will forbear from exercising any and all of the rights and remedies which they may have against us or any of our assets under the Notes or the Purchase Agreement or at law or in equity as a result of any default under the Notes or as a result of the occurrence of certain events with respect to the Purchase Agreement. In exchange for entering into the Forbearance Agreement, we issued pro rata to the investors three-year warrants for the purchase of an aggregate of 60,000 shares of our common stock at an exercise price of $0.51 per share (the "Fee Warrants"). In consideration for a payment of $652,500 on October 9, 2007 all the existing defaults under the Notes or Purchase Agreement were remedied.

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

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment, we amended the Notes to provide that even if we elect to make a monthly installment payment in cash, the holder will have the right to request payment in common stock of the Company. In addition, the Conversion Price was reduced to $0.15. The Amendment also amended the warrants to reduce the exercise prices of the various warrants to $0.23. In exchange for the foregoing, the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell such intellectual property. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic, Inc.

On February 7, 2008, the Securities Purchase Agreement was amended further to, among other things, allow the Company to withdraw the Registration Statement on Form S-1 (SEC File Number 333-146930) which was filed with the Securities and Exchange Commission on October 25, 2007 on behalf of the Investors, without any liquidated damages or penalties or further obligations to file a registration statement in connection with any securities held by the Investors. While the Registration Statement was pending, in order to continue to satisfy its payment obligations to the Investors under the Agreement, the Company issued 11,869,235 shares of its common stock from November 30, 2007 through February 29, 2008. The shares were issued without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of such Act. In exchange, we agreed to change the definition of Market Price if the average for the 20 Trading Days ending immediately prior to the applicable Principal Payment Date is below $0.15 (the conversion price). Market Price will be calculated on 80% of the arithmetic average of the VWAP for each of the 20 Trading Days ending immediately prior to the applicable Principal Payment Date.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

Overview

We are a technology development and holding company with a strong focus on solving real-world technical challenges facing the medical device industry, focused on MRI compatible device, and cardiovascular and circulatory support devices. We currently have 49 issued U.S. patents and over 40 U.S. and international patents pending. We believe that a strong intellectual property portfolio is vital to our ability to achieve and maintain royalties and product sales to major industrial partners across our product lines.

We are continuing development of a new circulatory support device, the Myotech CSS, in our subsidiary with Myotech, LLC.

The following table presents the dollar amount and percentage of changes from period to period of the line-items included in our Consolidated Statements of Operations:

	Year Ended
	February 29, 2008	February 28, 2007	Increase (Decrease)	% Change	February 28, 2006	Increase (Decrease)	% Change
Revenues	$11,685,684	$989,529	$10,696,155	1080.93%	$1,044,861	$(55,332)	-5.30%
Operating expenses:
Research and development	4,234,932	7,190,975	(2,956,043)	-41.11%	6,829,142	361,833	5.30%
General and administrative	5,030,558	6,824,945	(1,794,387)	-26.29%	8,451,886	(1,626,941)	-19.25%
Total Expenses	9,265,490	14,015,920	(4,750,430)	-33.89%	15,281,028	(1,265,108)	-8.28%

Operating income (loss)	2,420,194	(13,026,391)	15,446,585	-118.55%	(14,236,167)	1,209,776	-8.50%

Other income (expense)	(8,995,535)	(6,721,659)	2,273,876	-33.83%	(854,376)	5,867,283	-686.73%
Loss from continuing operations before minority interest in Myotech, LLC	(6,575,341)	(19,748,050)	13,172,709	-66.70%	(15,090,543)	4,657,507	-30.86%

Minority interest in Myotech, LLC	1,397,450	2,025,639	(628,189)	-31.01%	606,159	1,419,480	234.18%

Net loss	$(5,177,891)	$(17,722,411)	$(12,544,520)	-70.78%	$(14,484,384)	$(3,238,027)	22.36%

Revenue

We currently derive revenue from license fees from Boston Scientific Scimed, payments from a technology transfer agreement with Medtronic, and operating revenues from our European subsidiary, consisting primarily of MRI-related testing and consulting services to medical device manufacturers.

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

Comparison of the Years Ended February 29, 2008 and February 28, 2007

Revenues

Revenues for the year ended February 29, 2008 were $11,686,000 compared to $990,000 in 2007. The increase was due principally to the sale of intellectual property rights to Medtronic, Inc. ($11,000,000) and payments from a related technology transfer agreement with Medtronic ($75,000), license fees from Boston Scientific Scimed, Inc. (250,000), grant revenues ($100,000) and decreased operating revenues from our European subsidiary, which consisted primarily of MRI-related testing and consulting services to medical device manufacturers ($260,600). The Company anticipates revenues to be generated from grants, licensing and distribution deals, and related fees for the near future. The Company anticipates that it may begin to see revenues generated from medical devise sales of the Myotech CSS within the next 24 to 30 months, assuming regulatory approval.

Operating Expenses

Research and development expenses decreased by 41%, or $2,956,000. After factoring out an increase in non-cash charges relating to stock options expense ($150,000) however, expenses decreased by $3,106,000 or (43%). The decrease is attributable generally to our planned reductions in spending on our research and development projects, due to restructuring. The major areas of decreased expenses were Project Funding ($1,348,000), Consulting ($742,000), Patent Attorneys ($289,000), and Personnel ($470,000). The Company anticipates that its research and development expenditures for the coming year will decrease slightly for our early stage technologies, which will largely be paced by our grant and partnering activities, while expenditures on the development of the Myotech CSS will increase as the Company focuses more of its effort on preparation of the Myotech CSS for market launch. These expenditures are dependent on the Company having sufficient working capital to fund these activities.

General and Administrative

General and administrative expenses decreased by 26%, or $1,794,000. After factoring out an increase in non-cash charges relating to stock options expense ($18,000), expenses decreased by $1,775,971, or 30%. These decreases are attributable generally to our planned reductions in spending, due to restructuring. The major areas of decreased expenses were Public Relations ($738,000), Consulting ($321,500), Office Supplies and Expense ($288,000), Travel ($185,000) and Personnel ($77,000). The Company plans to maintain our general and administrative expenses at the lower levels achieved following our restructuring.

Other Income and Expense

The net increase in this category ($2,273,876) is primarily interest expense relating to the Senior Secured Convertible Notes ($4,132,000). This was offset by a decrease in the Fair Value Derivative Liability ($4,339,000) and the increase in liquidated damages ($652,500), both related to the Senior Secured Convertible Notes financing agreement in October 2006 and the amendments to that agreement in October 2007. Other components contributing to the net change in other income and expense was loss on extinguishment of debt ($2,509,000) offset by net miscellaneous income ($527,500). Due to the lower level of debt remaining on the note, the Company believes that the interest expenses related to Senior Secured Convertible Notes will decrease this coming year.

Minority Interest in Myotech LLC

The decrease in this line-item is a direct effect of allocating the decreased losses incurred by Myotech to the interest of the owners of Myotech other than Biophan and the reduction in ownership by minority shareholders in Myotech. This minority interest in the losses of Myotech will continue to decrease as the Company increases its planned equity ownership in Myotech to 75%.

Comparison of the Years Ended February 28, 2007 and 2006

Revenues

Revenues for the year ended February 28, 2007 were $990,000 compared to $1,045,000 in 2006. Our 2007 revenues pertain to $563,000 in license fees from our licensing agreement with Boston Scientific Scimed, Inc. and $427,000 from our MRI testing services and consulting fees in Biophan Europe.

Operating Expenses

Research and Development. These expenses primarily consist of the personnel-related, technical consulting, professional fees for patent attorneys, and license fees. For the year ended February 28, 2007, these expenses increased by 5.3%, or $362,000, to $7,191,000 compared to $6,829,000. Because we consolidated Myotech, LLC at November 30, 2005, the fourth quarter of 2006 included $443,000 of Myotech operational expenses and $344,000 of Myotech intangible assets amortization. We consolidated Myotech LLC as required by FIN 46(R). The most significant changes in this category of expenses include a decrease in non-cash stock option compensation expense of $1,500,000 due primarily to a 2006 expense of $1,948,000 of non-cash expense from the vesting of contingent stock options that vested upon the achievement of specified performance-based milestones, which was partially offset by $100,000 for additional professional staff and salary increases. In addition, we increased our funding of various research and development projects by $1,300,000 and we incurred $1,000,000 of increased non-cash patent amortization expense related to the Myotech intangible assets, which was partially offset by $600,000 of decreased spending for outside professional services related to licenses and patent maintenance.

General and Administrative.

General and administrative expenses include the costs of personnel-related expenses for the administrative, legal, finance, information technology, and communications functions. For the year ended February 28, 2007, these expenses declined by 19%, or $1,627,000 to $6,825,000 compared to $8,452,000 for 2006. Because we consolidated Myotech LLC at November 30, 2005, the fourth quarter of 2006 included $165,000 of Myotech operational expenses. We consolidated Myotech LLC for the fiscal year 2007. The most significant changes in this category of expenses include a decrease in non-cash stock option compensation expense of $1,700,000 due primarily to a 2006 expense of $ 2,296,000 of non-cash expense from the vesting of contingent stock options that vested upon the achievement of specified performance-based milestones, which was partially offset by $500,000 for additional professional staff and salary increases; increased outside professional services of $600,000 primarily related to audit, first-year Sarbanes Oxley compliance, and financial consulting. These cost increases were offset by decreased spending by $1,000,000 for other expenses.

Other Income (Expense)

Interest Expense. We incurred interest expense amounting to approximately $4,304,000 for the year February 28, 2007 compared to $1,141,000 of expense for the year ended February 28, 2006. The increased expense (non-cash) is attributed to $2,300,000 in interest under provisions of the $7,250,000 Senior Secured Convertible Notes held by Iroquois Master Fund Ltd and other investors; the write-off of $1,100,000 of the remaining unamortized discount on a note to Biomed Solutions, LLC; and approximately $900,000 of interest payable on borrowings under lines of credit with Biomed Solutions, LLC.

Change in Fair Value of Warrant Liability. We adjusted this liability of $10,494,000 primarily related to the Senior Secured Convertible Notes at February 28, 2007, or a decrease in expense of $5,318,000 from our initial recording of this derivative liability of $15,309,000 at the closing date of October 12, 2006.

Loss on Extinguishment of Debt. We incurred a loss on the extinguishment of the note (non-cash) to Biomed Solutions, LLC due to the substantial amendment to the note to Biomed, amounting to $670,000.

Minority Interest in Myotech LLC.

The loss of $2,026,000 is a pro rata share of the loss incurred by Myotech, LLC attributable to minority interests for the year ended February 28, 2007. The loss of $606,000 is the pro rata share of the loss incurred by Myotech from November 30, 2005 (date of acquisition) through February 28, 2006. As further described under the heading "Business Combinations" in the "Notes to Consolidated Financial Statements" the Company held a 43.7% interest in Myotech LLC, valued on our balance sheet at February 28, 2007 at $12,687,000, which required consolidation as a variable interest entity since the Company was deemed to be the primary beneficiary in the relationship with Myotech.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2008. See Note 19 to the consolidated financial statements for additional information regarding the impact of adopting the provisions of FIN 48 and the related disclosures.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of adoption of FAS 157 on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted this EITF in the first quarter of 2007 in connection with the issuance of the Senior Secured Convertible Notes and related warrants. See Note 10, "Senior Secured Convertible Notes" in the accompanying financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are permited to adopt SFAS No. 159 on March 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159, if any, on our financial position, results of operations and cash flows.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, which clarifies the method and timing for recognition of nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In particular, it addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The consensus in this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company does not expect the adoption of this Issue to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS Nos. 141(R) and SFAS 160 will be applied prospectively to business combinations with an acquisition date after the effective date. The adoption of SFAS Nos. 141(R) and 160 are expected to have a impact on the Company’s financial statements for current and future subsidiary investments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOPHAN TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Biophan Technologies, Inc

We have audited the consolidated balance sheets of Biophan Technologies, Inc. and Subsidiaries (a development stage company) as of February 29, 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for year ended February 29, 2008, and the amounts in the cumulative column in the consolidated statements of operations, stockholders’ equity (deficiency) and cash flows from March 1, 2007 to February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biophan Technologies, Inc. and Subsidiaries as of February 29, 2008, and the results of their operations and their cash flows for the year ended February 29, 2008, in conformity with United States generally accepted accounting principles. Additionally, the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2007 to February 29, 2008 are fairly presented, in all material respects, in conformity with United States generally accepted accounting principles.

The financial statements of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2007, and for the year then ended were audited by other auditors. As described in Note 19, the Company adjusted the components and balances of its deferred tax assets and liabilities, valuation allowance and income tax rate reconciliation. We audited the adjustments that were applied to restate the disclosures for income taxes. In our opinion, such adjustments are appropriate and properly applied. However, we were not engaged to audit, review or apply any procedures to the February 28, 2007 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the February 28, 2007 financial statements taken as a whole.

/s/ Freed, Maxick & Battaglia, CPAs, PC.

Buffalo, New York
June 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Biophan Technologies, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 19, the consolidated balance sheet of Biophan Technologies, Inc. and Subsidiaries (a development stage company) as of February 28, 2007, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and the amounts in the cumulative column in the consolidated statements of operations, stockholders' deficiency, and cash flows for the period from March 1, 2000 to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the error described in Note 19, the 2007 consolidated financial statements present fairly, in all material respects, the financial position of Biophan Technologies, Inc. and Subsidiaries as of February 28, 2007, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles. Additionally, the amounts included in the cumulative column in the consolidated statements of operations and cash flows for the period from March 1, 2000 to February 28, 2007 are fairly presented, in all material respects, in conformity with United States generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 19 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Freed Maxick & Battaglia, CPAs, P.C.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17 to the consolidated financial statements, effective March 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 4, 2007

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$6,970,205	$2,418,551
Accounts receivable	114,566	21,448
Prepaid expenses	103,212	166,171
Other current assets	44,437	25,350
Total current assets	7,232,420	2,631,520
Property and equipment, net	309,692	418,362
Other assets:
Intangible assets, net of amortization:
Myotech, LLC	17,120,242	23,074,028
Other	1,320,128	1,322,777
Deferred financing costs, net of amortization of $683,283 and $186,350, respectively	848,927	1,345,860
Investment in New Scale Technologies, Inc.	—	100,000
Deposits	206	3,704
	19,289,503	25,846,369
Total assets	$26,831,615	$28,896,251
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of capital lease obligation	$10,885	$7,445
Current portion of senior secured convertible notes payable, net of discount of $1,297,913 and $2,183,580, respectively	1,428,251	672,481
Accounts payable and accrued expenses	1,110,680	1,942,033
Note payable	58,864	78,007
Line of credit - former related party	1,200,000	4,430,000
Due to related parties	126,717	80,280
Deferred revenue	208,333	208,333
Total current liabilities	4,143,730	7,418,579
Long-term debt:
Capital lease obligation	14,795	19,604
Senior secured convertible notes payable, net of discount of $853,599 and $3,359,354	345,628	1,034,585
Fair value of warrant liability	—	10,494,006
Total liabilities	4,504,153	18,966,774

Minority interest	7,053,950	13,139,882

Stockholders' equity:
Common stock, $.005 par value:
Authorized, 250,000,000 and 125,000,000 shares, respectively
Issued, 119,128,504 and 83,431,699
shares, respectively	595,643	417,158
Additional paid-in capital	78,015,527	54,532,204
	78,611,170	54,949,362
Less treasury stock, 4,923,080 shares	(8,467,698)	(8,467,698)
	70,143,472	46,481,664
Deficit accumulated during the development stage	(54,869,960)	(49,692,069)
Total stockholders' equity (deficiency)	15,273,512	(3,210,405)
Total liabilities and stockholders'
equity	$26,831,615	$28,896,251

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from August
	Year Ended	Year Ended	1, 1968 (date of
	February 29,	February 28,	inception) to
	2008	2007	February 29, 2008
Revenues:
Sale of intellectual property	$11,000,000	$—	$11,000,000
Development payments	75,000	—	375,000
License fees	250,000	562,500	1,291,666
Grant revenues	100,000	—	100,000
Testing services and
consulting fees	260,684	427,029	1 ,028,408
	11,685,684	989,529	13,795,074
Operating expenses:
Research and development	4,234,932	7,190,975	24,445,326
General and administrative	5,030,558	6,824,945	29,796,875
Write-down of intellectual
property rights	—	—	530,000
	9,265,490	14,015,920	54,772,201
Operating profit (loss)	2,420,194	(13,026,391)	(40,977,127)
Other income (expense):
Interest income	144,478	82,224	355,850
Interest expense	(10,421,552)	(4,303,543)	(17,596,884)
Additional expense related to
warrants	—	(7,304,105)	(7,304,105)
Change in fair value of warrant
liability	4,339,214	5,318,064	9,657,278
Liquidated damages	(652,500)	—	(652,500)
Gain on sale of investment	337,250	—	337,250
Loss on extinguishment of debt	(3,189,187)	(670,053)	(3,859,240)
Other income	446,762	161,196	1,300,155
Other expense	—	(5,442)	(70,528)
	(8,995,535)	(6,721,659)	(17,832,724)
Loss from continuing operations
before minority interest in
subsidiaries	(6,575,341)	(19,748,050)	(58,809,851)
Minority interest in
subsidiaries	1,397,450	2,025,639	4,029,248
Loss from continuing operations	(5,177,891)	(17,722,411)	(54,780,603)
Loss from discontinued operations	—	—	(89,357)
Net loss	(5,177,891)	(17,722,411)	$(54,869,960)
Loss per common share - basic
and diluted	$(.06)	$(0.23)
Weighted average shares
outstanding	92,182,931	77,864,738

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 29, 2008

						Deficit
						Accumulated
	Number		Additional		Stock	During the	Stockholders'
	of Shares	Common	Paid-in	Treasury	Subscription	Development	Equity
	Outstanding	Stock	Capital	Stock	Receivable	Stage	(Deficiency)
1969-1993 - 382,130 shares issued for
services for $.05 per share	382,130	$1,911	$17,196	—	—	—	$19,107
1970 - 1,405,000 shares issued for
mining rights for $.05 per share	1,405,000	7,025	63,225	—	—	—	70,250
Net loss from inception through
February 28, 1998	—	—	—	—	—	(89,357)	(89,357)
Balance at February 28, 1998	1,787,130	8,936	80,421	—	—	(89,357)	—
1999 - 10,000 shares issued for
services for $.05 per share	10,000	50	450	—	—	—	500
1999 - 1,000,000 shares issued for
services for $.005 per share	1,000,000	5,000	—	—	—	—	5,000
Net loss for the year ended
February 28, 1999	—	—	—	—	—	(5,500)	(5,500)
Balance at February 28, 1999	2,797,130	13,986	80,871	—	—	(94,857)	—
2000 - 1,000,200 shares issued
for services for $.005 per share	1,000,200	5,001	—	—	—	—	5,001
Net loss for the year ended
February 29, 2000	—	—	—	—	—	(5,001)	(5,001)
Balance at February 29, 2000	3,797,330	18,987	80,871	—	—	(99,858)	—
2000 - 250,000 shares issued for
services for $.005 per share	250,000	1,250	—	—	—	—	1,250
2000 - Expenses paid by stockholder			2,640	—	—	—	2,640
2000 - 10,759,101 shares issued for
acquisition of Antisense Technology, Inc	10,759,101	53,795	121,205	—	—	—	175,000
2000 - 10,759,101 shares issued for
cash for $.005 per share	10,759,101	53,796	121,204	—	—	—	175,000
Net loss for the year ended
February 28, 2001	—	—	—	—	—	(729,130)	(729,130)
Balance at February 28, 2001	25,565,532	127,828	325,920	—	—	(828,988)	(375,240)
2001 - 2,399,750 shares issued for
cash for $1.00 per share	2,399,750	11,999	2,387,751	—	—	—	2,399,750
2001 - 468,823 shares issued for interest	468,823	2,344	466,479	—	—	—	468,823
2001 - Redemption of 200,000 shares	(200,000)	(1,000)		—	—	—	(1,000)

CONTINUED ON FOLLOWING PAGE

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 29, 2008

						Deficit
						Accumulated
	Number		Additional		Stock	During the	Stockholders'
	of Shares	Common	Paid-in	Treasury	Subscription	Development	Equity
	Outstanding	Stock	Capital	Stock	Receivable	Stage	(Deficiency)
2001 - 1,315,334 shares issued upon
conversion of bridge loans at $.75
per share	1,315,334	6,576	979,924	—	—	—	986,500
2001 - Offering costs associated with
share issuances for cash	—	—	(254,467)	—	—	—	(254,467)
2002 - Grant of stock options for services	—	—	702,800	—	—	—	702,800
Net loss for the year ended
February 28, 2002	—	—	—	—	—	(3,705,917)	(3,705,917)
Balance at February 28, 2002	29,549,439	147,747	4,608,407	—	—	(4,534,905)	221,249
2002 - Shares issued for cash for
$.34 per share	993,886	4,969	337,461	—	—	—	342,430
2002 - Shares issued for cash for
$.15 per share	1,192,874	5,964	167,002	—	—	—	172,966
2002 to 2003 - Shares issued for cash for
$.25 per share	5,541,100	27,706	1,357,569	—	—	—	1,385,275
2002 to 2003 - Shares issued as commissions
on offerings	357,394	1,787	(1,787)	—	—	—	—
2002 to 2003 Cash commissions on offerings	—	—	(119,488)	—	—	—	(119,488)
Offering costs	—	—	(45,644)	—	—	—	(45,644)
Grant of stock options for services	—	—	485,000	—	—	—	485,000
Intrinsic value of beneficial conversion
feature of note payable and MRI liability	—	—	800,000	—	—	—	800,000
Net loss for the year ended
February 28, 2003	—	—	—	—	—	(3,438,252)	(3,438,252)
Balance at February 28, 2003	37,634,693	188,173	7,588,520	—	—	(7,973,157)	(196,464)
2003 - Shares issued upon conversion of
related party loans at $.14 per share	1,268,621	6,343	177,607	—	—	—	183,950
2003 - Shares issued upon conversion of
stockholder loan plus accrued interest
at $.20 per share	775,000	3,875	151,693	—	—	—	155,568
2003 - Shares issued for cash pursuant to
equity line of credit at prices from
$.11 to $.23 per share	3,325,757	16,629	474,561	—	—	—	491,190
2003 - Shares issued for option exercises
at $.14 per share	3,000,000	15,000	412,847	—	—	—	427,847

CONTINUED ON FOLLOWING PAGE

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 29, 2008

						Deficit
						Accumulated
	Number		Additional		Stock	During the	Stockholders'
	of Shares	Common	Paid-in	Treasury	Subscription	Development	Equity
	Outstanding	Stock	Capital	Stock	Receivable	Stage	(Deficiency)
2004 - Shares issued for warrant exercises
at $.25 and $.50 per share	995,940	4,980	327,864	—	—	—	332,844
2004 - Shares issued for cash pursuant to
stock purchase agreement at prices from
$.15 to $.40 per share	11,000,000	55,000	2,845,000	—	—	—	2,900,000
2004 - Shares issued upon conversion of
related party loans at $.10 per share	7,945,000	39,725	754,775	—	—	—	794,500
Offering costs	—	—	(209,528)	—	—	—	(209,528)
Grant of stock options for the year	—	—	565,000	—	—	—	565,000
Beneficial conversion
feature of note payable	—	—	250,950	—	—	—	250,950
Net loss for the year ended February 29, 2004	—	—	—	—	—	(3,718,570)	(3,718,570)
Balance at February 29, 2004	65,945,011	329,725	13,339,289	—	—	(11,691,727)	1,977,287
2004 - Shares issued for option exercise
at $.32 per share	70,000	350	22,050	—	—	—	22,400
2004 - Shares issued for option exercise
at $.50 per share	24,999	125	12,375	—	—	—	12,500
2004 - Shares issued upon exercise of
warrants at $.25 per share	868,700	4,343	212,832	—	—	—	217,175
2004 - Shares issued upon exercise of
warrants at $.50 per share	926,700	4,634	458,716	—	—	—	463,350
2004 - Shares issued upon exercise of
warrants at $1.00 per share	108,375	542	107,833	—	—	—	108,375
2004 - Shares issued upon cashless exercise
of warrants	74,047	370	(370)	—	—	—	—
2004 - 2005 - Shares issued for cash pursuant
to stock purchase agreement at prices from
$.60 to $.70 per share	6,000,000	30,000	3,870,000	—	—	—	3,900,000
2005 - Restricted shares issued in connection
with employment agreements at
$1.34 per share	200,000	1,000	267,000	—	—	—	268,000
2005 - Restricted shares issued in
connection with acquisition of Biophan
Europe at $1.34 per share	100,000	500	133,500	—	—	—	134,000
Offering costs	—	—	(41,998)	—	—	—	(41,998)

CONTINUED ON FOLLOWING PAGE

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 29, 2008

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Stockholders' Equity(Deficiency)
Grant of stock options for services	-	-	201,000	-	-	-	201,000
Section 16(b) short swing profits	-	-	400,725	-	-	-	400,725
Stock subscription receivable	-	-	-	-	(150,000)	-	(150,000)
Net loss for the year ended February 28, 2005	-	-	-	-	-	(5,793,547)	(5,793,547)
Balance at February 28, 2005	74,317,832	371,589	18,982,952	-	(150,000)	(17,485,274)	1,719,267
2005 - Shares issued for option
exercise at $.50 per share	74,998	375	66,206	-	-	-	66,581
2005 - Shares issued for option
exercise at $.67 per share	12,500	63	8,312	-	-	-	8,375
2005 - Shares issued for option
exercise at $1.00 per share	136,667	683	106,901	-	-	-	107,584
2005 - Shares issued upon exercise of
warrants at $.16 per share	54,054	270	8,379	-	-	-	8,649
2005 - Shares issued upon exercise of
warrants at $.39 per share	12,500	62	4,813	-	-	-	4,875
2005 - Shares issued upon exercise of
warrants at $.41 per share	17,520	88	7,095	-	-	-	7,183
2006 - Restricted shares issued in
connection with acquisition of
Biophan Europe at $1.34 per share	100,000	500	133,500	-	-	-	134,000
2005 - Shares issued for acquisition
of minority interest in Myotech,
LLC at $1.72 per share	4,923,080	24,615	8,443,083	-	-	-	8,467,698
2005 - Treasury shares	(4,923,080)	-	8,467,698	(8,467,698)	-	-	-
2006 - Shares issued pursuant to
investment agreement with Boston
Scientific at $3.02 per share	1,653,193	8,266	4,991,734	-	-	-	5,000,000
2006 - 22,000 Restricted shares
issued for services at $1.72 per
share	22,000	110	37,730	-	-	-	37,840
2006 - Shares issued upon conversion
of related party loans at $2.12 per
share	480,899	2,405	1,017,101	-	-	-	1,019,506
Beneficial conversion feature of
note payable	-	-	2,395,485	-	-	-	2,395,485
Stock options issued for services	-	-	4,609,778	-	-	-	4,609,778
Section 16(b) short swing profits	-	-	295,362	-	-	-	295,362
Stock subscription receivable	-	-	-	-	150,000	-	150,000
Net loss for the year ended
February 28, 2006	-	-	-	-	-	(14,484,384)	(14,484,384)
Balance at February 28, 2006	76,882,163	409,026	49,576,129	(8,467,698)	-	(31,969,658)	9,547,799
Shares issued for option exercises
in the range of $.18 to $.67 per
share	38,956	195	12,984	-	-	-	13,179
Shares issued for cash pursuant to
stock purchase agreement with SBI at $2.00 per share	1,587,500	7,937	3,167,063	-	-	-	3,175,000
Extinguishment of debt on related
party notes payable	-	-	670,053	-	-	-	670,053
Allocation of beneficial conversion
feature of related party notes
payable	-	-	417,070	-	-	-	417,070
Allocation of proceeds to warrants	-	-	7,250,000	-	-	-	7,250,000
Reclassification of warrants	-	-	(8,005,875)	-	-	-	(8,005,875)
Stock options expense	-	-	1,444,780	-	-	-	1,444,780
Net loss for the year ended
February 28, 2007	-	-	-	-	-	(17,722,411)	(17,722,411)
Balance at February 28, 2007	78,508,619	$417,158	$54,532,204	$(8,467,698)	$-	$(49,692,069)	$(3,210,405)
Shares issued for principal and
interest on convertible notes	30,434,578	152,173	3,511,693	-	-	-	3,663,866
Shares issued for services	1,716,109	8,581	248,773	-	-	-	257,354
Line of credit conversion	3,546,118	17,731	2,358,168	-	-	-	2,375,899
Stock option expense	-	-	1,312,901	-	-	-	1,312,101
Fair value warrant liability	-	-	6,154,792	-	-	-	6,154,792
Gain on forgiveness of debt	-	-	1,050,000	-	-	-	1,050,000
Loss on extinguishment of debt	-	-	3,189,187	-	-	-	3,189,187
Beneficial conversion
feature of senior secured convertible notes	-	-	3,021,197	-	-	-	3,021,197
Allocation of proceeds to warrants	-	-	2,636,612	-	-	-	2,636,612
Net loss for the year ended
February 29, 2008	-	-	-	-	-	(5,177,891)	(5,177,891)
Balance at February 29, 2008	114,205,424	$595,643	$78,015,527	$(8,467,698)	$-	$(54,869,960)	$15,273,512

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 1,
			Year Ended 1968 (date of
	Year Ended	Year Ended	inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,177,891)	$(17,722,411)	$(54,869,960)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of intangible assets	1,338,883	1,458,045	3,202,369
Amortization of deferred financing costs	496,933	186,350	683,283
Depreciation and amortization	141,856	95,368	376,658
Loss on disposal of equipment	7,082	9,094	17,681
Gain on sale of investment	(337,250)	-	(337,250)
Non-cash charge related to warrants	-	7,304,105	7,304,105
Change in fair value of warrant liability	(4,339,214)	(5,318,064)	(9,657,278)
Realized and unrealized losses on marketable
securities	-	-	66,948
Loss on extinguishment of debt	3,189,187	670,053	3,859,240
Amortization of discount on senior secured convertible notes	6,028,035	1,707,066	8,786,051
Write -down of intellectual property rights	-	-	530,000
Amortization of discount on payable to related
party	-	1,740,991	2,887,555
Issuance of common stock for services	257,354	-	664,302
Fair value of beneficial conversion feature of debt	3,021,197	-	3,021,197
Issuance of common stock for interest	922,375	-	1,422,702
Grant of stock options for services	1,312,901	1,444,780	9,321,259
Expenses paid by stockholder	--	-	2,640
Change in investment in subsidiary, net	79,070	-	79,070
Minority interest	(1,397,450)	(2,049,227)	(3,983,293)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(93,118)	148,610	(107,066)
(Increase) decrease in due from related parties	-	4,801	(59,300)
(Increase) decrease in prepaid expenses	62,959	(18,968)	(103,212)
(Increase) decrease in other current assets	(19,087)	55,698	(3,099)
(Increase) decrease in deposits	3,498	2,345	2,043
Increase (decrease) in accounts payable and
accrued expenses	(831,353)	750,221	550,674
Increase (decrease) in due to related parties	46,437	53,732	83,221
Increase (decrease) in deferred revenues	-	(312,500)	208,333
Net cash provided by (used in) operating activities	4,712,404	(9,789,911)	(26,051,127)

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
			Period from
			August 1
			1968 (date of
	Year Ended	Year Ended	inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
Cash flows from investing activities:
Purchases of property and equipment	(40,273)	(369,434)	(644,917)
Sales of marketable securities	-	-	2,369,270
Purchase of investment	-	-	(100,000)
Proceeds from sale of investment	437,250	-	437,250
Acquisition costs of intangible assets	(150,000)	-	(616,583)
Cash paid for investment in Myotech,
net of cash received of $19,408	-	-	(280,594)
Cash paid for acquisition of Biophan Europe,
net of cash received of $107,956	-	-	(258,874)
Purchases of marketable securities	-	-	(2,436,218)
Net cash provided by (used in) investing activities	246,977	(369,434)	(1,530,666)
Cash flows from financing activities:
Proceeds of bridge loans	-	-	986,500
Loan from stockholder	-	-	143,570
Line of credit borrowing from related party	-	3,130,000	7,980,950
Line of credit payments	-	(1,500,000)	(2,072,500)
Proceeds of convertible notes payable	-	7,250,000	7,250,000
Proceeds (payments) on debt and notes payable	(406,358)	62,121	(528,351)
Payments of capital lease obligation, net	(1,369)	-	(1,369)
Proceeds from sales of capital stock	-	3,175,000	19,438,849
Exercise of options	-	13,179	658,467
Exercise of warrants	-	-	1,142,451
Swing profits	-	-	696,087
Deferred financing costs	-	(1,030,120)	(1,030,120)
Deferred equity placement costs	-	-	(112,536)
Net cash provided by (used in) financing activities	(407,727)	11,100,180	34,551,998
Net increase in cash and equivalents	4,551,654	940,835	6,970,205
Cash and equivalents, beginning	2,418,551	1,477,716	--
Cash and equivalents, ending	$6,970,205	$2,418,551	$6,970,205

CONTINUED ON FOLLOWING PAGE

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
			Period from
			August 1,
			1968 (date of
	Year Ended	Year Ended	inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
Supplemental schedule of cash paid for:
Interest	$206,249	$30,000	$246,049
Supplemental schedule of non-cash investing and
financing activities:
Allocation of proceeds from line of credit - related party
to beneficial conversion feature and warrants	$-	$417,070	$2,812,555
Allocation of proceeds from notes payable and warrants	$-	$7,250,000	$7,250,000
Change in fair value of warrants reclassified from equity
to warrants liability	$-	$755,876	$755,876
Capital lease obligation	$7,186	$27,049	$34,235
Change in fair value of derivative liability	$6,154,792	$-	$6,154,792
Discount on senior secured convertible notes	$2,636,612	$-	$2,636,612
Forgiveness of debt - line of credit	$1,050,000	$-	$1,050,000
Issuance of common stock upon conversion
of line of credit loans	$2,180,000	$-	$4,158,450
Issuance of common stock for principal payments
for senior secured convertible notes	$2,937,394	$-	$2,937,394
Issuance of common stock for the acquisition of
initial 35% interest in Myotech, LLC	$-	$-	$8,467,698
Issuance of common stock in satisfaction
of accounts payable	$168,854	$-	$302,854
Liabilities assumed in conjunction with acquisition of 51%
interest in Biophan Europe and certain intellectual
property rights	$-	$-	$178,384
Issuance of common stock upon conversion
of bridge loans	$-	$-	$1,142,068
Acquisition of intellectual property	$-	$-	$425,000
Intellectual property acquired through issuance of
capital stock and assumption of related party payable	$-	$-	$175,000

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc.("Antisense") and Nanolution, LLC, formerly MRIC Drug Delivery Systems, LLC, ("Nanolution"), its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), formerly aMRIs GmbH, TE Bio LLC ("TE Bio"), and Myotech, LLC ("Myotech"), collectively referred to as the "Company". All significant inter-company accounts and transactions have been eliminated in consolidation.

COMPANY HISTORY:

The Company was incorporated under the laws of the State of Idaho on August 1, 1968 and on January 12, 2000, changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. From the inception of the current line of business on December 1, 2000, the Company has not generated any material revenues and operating profits from its planned principal business activities. Therefore, the Company is in the development stage and will remain so until the realization of significant revenues and operating profits. The Company's ability to continue in business is dependent upon maintaining sufficient financing or attaining future profitable operations.

PRINCIPAL BUSINESS ACTIVITIES:

The Company's primary mission is to develop and commercially exploit technologies for improving the performance of medical devices manufactured by third party companies, including the creation, protection and sale of intellectual property. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe and image compatible with MRI (magnetic resonance imaging). The Company is also developing and marketing a system for generating power for implantable devices from body heat, and a series of implantable devices including MRI-visible vascular implants such as a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of the heart. The Company's first licensee for several of these technologies was Boston Scientific (NYSE: BSX). The Company is also a majority owner of Myotech (accounted for as a variable interest entity prior to October 2, 2007) the developer of the Myotech CSS, a circulatory support system that does not contact circulating blood and utilizes technology that the Company believes has the potential to become a standard of care for treating acute heart failure including sudden cardiac arrest.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times throughout the year, the Company has balances on account in excess of insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has historically experienced insignificant amounts of bad debt. Accordingly, the Company has determined that an allowance for doubtful allowance is not required.

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

INTANGIBLE ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Such intangible assets are deemed to be impaired if their net book value exceeds their estimated fair value.
All other intangible assets are evaluated for impairment in accordance with SFAS No. 144 as described above.

The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. At February 29, 2008 the Company has determined that no impairment of intangible assets exist.

INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply when the differences are expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization (see Note 19).

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective March 1, 2007. Refer to Note 19 for a discussion regarding the impact of adopting FIN48 on the Company's financial statements. It is the Company policy to charge interest and penalties incurred on the underpayment of income taxes to interest expense and other expense, respectively. The Company has open tax years beginning in fiscal years ended February 28, 2005 through February 29, 2008. The Company is currently being audited by certain state tax authorities for the 2006 tax year.

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share, as the effect would be antidilutive. If the Company had generated earnings during the year ended February 29, 2008, approximately 451,673 common stock equivalent shares would have been added to the weighted average shares outstanding. These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

REGISTRATION RIGHTS AGREEMENT

In December 2006, the FASB issued Staff Position No. EITF 00-19-2 ("FSP"). This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted this FSP as it pertains to the issuance of the Senior Secured Convertible Notes and related warrants (see Note 10).

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLANS

On March 1, 2006 the Company adopted the fair value based method of accounting prescribed in FASB Statement of Financial Accounting Standards No. 123R (Share-Based Payment) for its employee stock option plans (see Note 17).

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

ADVERTISING

The Company expenses advertising as incurred. These amounts were not significant for the periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its current and long term debt, the fair value approximates its carrying amount.

ESTIMATES

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2008. See Note 19 for additional information regarding the impact of adopting the provisions of FIN 48 and the related disclosures.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of adoption of FIN 157 on our financial position, result of operations and cash flows.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted this EITF in the first quarter of 2007 in connection with the issuance of the Senior Secured Convertible Notes and related warrants (see Note 10).

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are permited to adopt SFAS No. 159 on March 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159, if any, on our financial position, results of operations and cash flows.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, which clarifies the method and timing for recognition of nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In particular, it addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The consensus in this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company does not expect the adoption of this Issue to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS Nos. 141(R) and SFAS 160 will be applied prospectively to business combinations with an acquisition date after the effective date. The adoption of SFAS Nos. 141(R) and 160 are expected to have a impact on the Company’s financial statements for current and future subsidiary investments.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. BUSINESS COMBINATIONS

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

On October 2, 2007, we entered into a revised Securities Purchase Agreement with Myotech pursuant to which the Company agreed to purchase from Myotech an additional 15,496,547 Class A membership units for an aggregate purchase price of $3,200,000. Prior to the execution of the Agreement, Biophan owned 5,408,194 Class A membership units. Upon execution of the Agreement, Biophan purchased an additional 9,316,547 Class A membership units upon the payment of an aggregate initial purchase price of $1,200,000 bringing our ownership percentage as of November 30, 2007 to 68.02%. Thereafter, upon the satisfaction of certain conditions, Biophan will purchase an additional 6,180,000 Class A membership units for a purchase price of $2,000,000, which will increase our ownership percentage to approximately 75%. The increase in our equity interest for consideration of $1,200,000 was at a per-unit price that was less than the then book value per unit. This excess of the book value over the cost, or negative goodwill, in the amount of $4,697,552 was allocated to reduce the stated value of the Myotech intellectual property in consolidation.

Subsequent to February 29, 2008, Myotech has satisfied the conditions to begin the next phase of funding and to date we have funded $400,000 of the $2,000,000.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to our obtaining a majority interest, it had been determined Myotech was a Variable Interest Entity within the meaning of FIN 46(R) and the Company is the primary beneficiary (as defined in FIN 46(R)). Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.

The following is selected financial data for Myotech, LLC:

	For the	For the
	Year Ended	Year Ended
	February 29, 2008	February 28, 2007
Total current assets	$392,069	$338,548
Intangible assets, net of amortization	17,120,242	23,074,028
Other assets	123,077	196,915
Total assets	$17,635,388	23,609,491
Current liabilities	$170,909	$352,072
Equity	17,464,479	23,257,419
	$17,635,388	$23,609,491
Net loss from operations	$(2,878,583)	$(4,163,326)

The following are commitments made by Myotech:

Myotech entered into a consulting agreement with Peer Portner, a director of Myotech. Mr. Portner receives $10,000 per month for advisory services at the Program, Management and Board level. This agreement expires November 14, 2008 and may be terminated with a 60-day notice. Renewal is dependent on mutual written consent.

Myotech has a research and development agreement with Wright State University (WSU) that provides for quarterly payments of $37,500 to WSU. This agreement expires July 30, 2009 and may be terminated with a 60 day written notice.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PREPAID EXPENSES:

Prepaid expenses consist of the following:

	February 29,	February 28,
	2008	2007
Prepaid insurance	$35,828	$36,812
Prepaid legal fees	33,600	30,000
Prepaid license fees - related company	-	10,000
Prepaid rent	-	22,492
Prepaid royalties - related company	-	35,000
Prepaid interest	29,784	-
Other	4,000	31,867
	$103,212	$166,171

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:
	February 29,	February 28,
	2008	2007
Furniture and Equipment	$369,015	$349,298
Computers	128,374	143,543
Internet Website	54,159	54,159
Leasehold Improvements	80,478	75,700
	632,026	622,700
Less accumulated depreciation	(322,334)	(204,338)
	$309,692	$418,362

Property and equipment includes amounts acquired under capital leases of $7,186 and $27,049 at February 29, 2008 and February 28, 2007, respectively, with accumulated depreciation of approximately $6,847 and $5,400, respectively.

Depreciation and amortization expense for the years ended February 29, 2008 and February 28, amounted to $141,856 and $95,368 respectively. Depreciation expense for the period from August 1, 1968 (date of inception) to February 29, 2008 was $376,658.

5. INTANGIBLE ASSETS:

Certain intellectual property rights were acquired on December 1, 2000 in connection with the merger that established the Company in its present form. These rights were sold on October 2, 2007 for $11,000,000 to Medtronic Corp (See Note 13). Additional intangible assets were acquired on February 24, 2005 in connection with the acquisition of Biophan-Europe, on November 30, 2005 in connection with the investment in Myotech, LLC and on December 26, 2007 in connection with the Nanoset, LLC agreement. Such rights encompass the utilization of new proprietary technology to prevent implantable cardiac pacemakers and other critical and life-sustaining medical devices from being affected by MRI and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference and the development of a cardiac assist device. These assets are being amortized over the estimated 14.5 to 18 year economic lives of the underlying patents and core technology. Estimated amortization expense for the next five years is approximately $1,176,000 per year.

Amortization expense for the years ended February 29, 2008 and February 28, 2007 was $1,338,883 and $1,458,045 respectively. Amortization expense for the period from August 1, 1968 (date of inception) to February 29, 2008 was $3,202,369.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENT:

The investment in New Scale Technologies, Inc. at February 28, 2007 represents a 10% investment in its common stock, a non-public company, stated at cost. During the year ended February 29, 2008 the Company sold its investment and realized a gain on the sale of $337,250.

7. LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement with Biomed Solutions, LLC, at the time a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Upon Mr. Weiner's resignation on October 3, 2007 Biomed was no longer deemed a related party. Borrowings under the line bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants which was valued utilizing the Black-Scholes Option Pricing Model. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at February 29, 2008 and February 28, 2007.

On January 24, 2006, we entered into an additional Line of Credit Agreement (the "Line of Credit Agreement") with Biomed Solutions, LLC, pursuant to which Biomed committed to make advances to us, in an aggregate amount of up to $5,000,000. Amounts borrowed bear interest at the rate of 8% per annum, and principal and interest were convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expired on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) became due and payable. In connection with the establishment of the credit facility, we issued to Biomed a warrant to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company recorded a discount on the borrowings of $1,678,425 due to the beneficial conversion feature of the note as well as for the value of the warrant.

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendment reduced the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which was effective May 9, 2007. On July 19, 2007, Biomed converted $2,180,000 of principal and $195,899 of accrued interest into a total of 3,546,118 shares of our common stock leaving a balance outstanding at August 31, 2007 of $1,750,000. On November 5, 2007, Biophan and Biomed entered into a Settlement Agreement with SBI to settle all claims, causes of action and disputes between and among them. As a result of SBI’s forgiveness of Biomed’s debt, Biomed forgave $1,050,000 of the Biophan’s Line of Credit leaving a balance outstanding of $700,000 as of February 29, 2008 and $3,930,000 at February 28, 2007. This forgiveness of debt by Biomed, a stockholder of the Company, was recorded as a credit to additional paid-in capital in stockholders’ equity.

The fair value of the notes is not readily determinable as there is a limited market for such related party debt.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:
	February 29,	February 28,
	2008	2007
Accounts payable	$499,118	$1,010,060
Bonuses - Biophan-Europe	85,911	75,000
Accrued payroll and related expenses	99,057	152,395
Accounting fees	8,320	75,000
Consulting fees	-	30,000
Interest payable	331,548	504,078
Other	86,727	95,500
	$1,110,681	$1,942,033

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CAPITAL LEASE OBLIGATION:

The Company leases equipment under capital leases that expire in 2010. These leases require monthly payments totaling $1,223 including interest at 14.75% and 19.34% per annum.

Future minimum lease payments required under the capital lease are as follows:

Year Ending
February 28,	Amount
2009	$14,680
2010	14,680
2011	1,813
$31,173
Less amount representing interest	(5,493)
25,680
Less current maturities	(10,885)
Long-term debt, less maturities	$14,795

10. SENIOR SECURED CONVERTIBLE NOTES:

On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with 10 private investors led by Iroquois Master Fund Ltd ("Iroquois"). Pursuant to the Purchase Agreement, on October 12, 2006 we issued $7,250,000 of Senior Secured Convertible Notes (the "Notes") to the investors and received proceeds of $6,219,880 after paying estimated fees and expenses of $1,030,120 related to the transaction. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.67 per share (the "Conversion Price"). Interest on the outstanding principal amount under the Notes is payable quarterly at a rate equal to the six-month London InterBank Overnight Rate plus 500 basis points, with a minimum rate of 10% per annum and a maximum rate of 12% per annum, payable at our option in cash or shares of our common stock registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). If we elect to make principal or interest payments in common stock, the number of shares issuable by us will be based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Principal on the Notes amortizes and payments are due in 33 equal monthly installments commencing four months following issuance of the Notes, and may be made at our option in cash or shares of our common stock registered for resale under the Securities Act. If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Our obligations under the Notes are secured by a first priority security interest in substantially all of our assets pursuant to a Security Agreement dated as of October 11, 2006 among us, the investors and Iroquois, as agent for the investors (the "Security Agreement"). The scheduled maturity date of the notes is October 2009.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors had elected to exercise these one-year warrants, they would have received additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. These one year warrants expire May 7, 2008. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allowed for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allowed for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, it will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities. The total fair value of the warrants was $14,554,105 which was calculated utilizing the Black-Scholes Option Pricing Model. The Company recorded a discount on the Notes of $7,250,000 for the fair value of the related warrants. The excess of the fair value of the warrants over the carrying value of the notes, which amounted to $7,304,105, was recognized as additional expense related to warrants in the statement of operations for the year ended February 28, 2007. The discount on the Notes is being amortized over the life of the Notes using the effective interest method. The discount amortization for the year ended February 29, 2008 and February 28, 2007 amounted to $3,200,692 and $1,707,066, respectively and is included in interest expense in the accompanying statements of operations.

On February 21, 2007, we entered into a Forbearance Agreement (the "Forbearance Agreement") with the investors pursuant to which the investors agreed that, during the period commencing on February 16, 2007 and ending on the earlier of(i) March 31, 2007 or (ii) the date on which any Termination Event (as defined in the Forbearance Agreement) first occurs (the "Forbearance Period"), they will forbear from exercising any and all of the rights and remedies which they may have against us or any of our assets under the Notes or the Purchase Agreement or at law or in equity as a result of any default under the Notes or as a result of the occurrence of certain events with respect to the Purchase Agreement. In exchange for entering into the Forbearance Agreement, we issued pro rata to the investors three-year warrants for the purchase of an aggregate of 60,000 shares of our common stock at an exercise price of $0.51 per share (the "Fee Warrants"). The warrants were valued at $19,980, utilizing the Black-Scholes Option Pricing Model and charged to expense. In consideration for a payment of $652,500 on October 9, 2007 all the existing defaults under the Notes or Purchase Agreement were waived.

Upon the issuance of the Fee Warrants, the exercise prices of the five-year warrants issued to the investors pursuant to the Purchase Agreement (the "Original Warrants") for the purchase of an aggregate of 10,820,896 shares of our common stock were automatically adjusted from $0.81 per share and $0.89 per share, respectively, to $0.51 per share, and the number of shares of our common stock issuable upon exercise of the Original Warrants was automatically adjusted, proportionately, to an aggregate of 18,034,830 shares. In the Forbearance Agreement, the investors waived, with respect to the issuance of the Fee Warrants, application of similar anti-dilution adjustments contained in the Notes and in a third series of warrants for the purchase, on or before October 12, 2007, of an aggregate of 10,820,896 additional shares of our common stock at an exercise price of $0.67 per share (the "One Year Warrants"). C.E. Unterberg Towbin, which holds a warrant for the purchase of 865,672 shares of our common stock at an exercise price of $0.67 per share, issued to it in connection with its services as exclusive placement agent under the Purchase Agreement, separately agreed to waive, with respect to the issuance of the Fee Warrants, application of the anti-dilution provisions set forth in that warrant. Because the anti-dilution adjustment to the Original Warrants is accounted for as a modification of the Original Warrants, we recorded an expense in the amount of $5,318,064 for this modification in the period ended February 28, 2007.

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment, we agreed to amend the Notes to provide that even if we elect to make a monthly installment payment in cash, the holder will have the right to request payment in common stock of the Company. In addition, the Conversion Price was reduced to $0.15. As of February 29, 2008 2,440,000 shares have been converted at $0.15. The Amendment also amended the warrants to reduce the exercise prices of the various warrants to $0.23. In exchange for the foregoing, the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell such intellectual property. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic, Inc. For accounting purposes, these amendments as they pertain to to re-pricing of the convertible debt and warrants, have been treated as an extinguishment of the old debt. Accordingly, the remaining unamortized discount on the old debt of $3,352,581 was written off, a loss on extinguishment of $3,189,187 on the old debt was recognized, and a new discount in the amount of $2,636,612 was recorded. In addition, a beneficial conversion charge to interest expense was recorded in the amount of $3,021,197.

On February 7, 2008, the Securities Purchase Agreement was amended further to, among other things, allow the Company to withdraw the Registration Statement on Form S-1 (SEC File Number 333-146930) which was filed with the Securities and Exchange Commission on October 25, 2007 on behalf of the Investors, without any liquidated damages or penalties or further obligations to file a registration statement in connection with any securities held by the Investors. While the Registration Statement was pending, in order to continue to satisfy its payment obligations to the Investors under the Agreement, the Company issued 11,869,235 shares of its common stock from November 30, 2007 through February 29, 2008. The shares were issued without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of such Act. In exchange, we agreed to change the definition of Market Price if the average for the 20 Trading Days ending immediately prior to the applicable Principal Payment Date is below $0.15 (the conversion price). Market Price will be calculated on 80% of the arithmetic average of the VWAP for each of the 20 Trading Days ending immediately prior to the applicable Principal Payment Date.

Future maturity of the senior secured convertible notes and the debt discount amortization subsequent to fiscal 2008 will be:

Year Ending February 28,	Debt	Amortization
2009	$2,726,164	$1,297,913
2010	1,199,227	853,599
Total	$3,925,391	$2,151,512

11. FAIR VALUE OF WARRANT LIABILITY

In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we recorded a liability of $10,157,937 for the fair value of the warrants related to the Senior Secured Convertible Notes at February 28, 2007 in order to provide for the possibility that we would not be able to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement because we did not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, since we did not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants, if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we reclassified warrants with an approximate value of $756,000 from equity to the warrant liability. The fair value of this amount was $336,069 and was determined utilizing the Black-Scholes Option Pricing Model at February 28, 2007. The Company obtained stockholder approval to increase the authorized shares at a Special Meeting held on May 8, 2007. The total fair value of derivative liability, in the amount of $10,494,006 was recorded at February 28, 2007, and was adjusted by $4,339,214 to $6,154,792 at May 8, 2007 resulting in a net non-cash income adjustment of that amount. The balance of the liability of $6,154,792 was then reclassified to additional paid-in capital.

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

While most of these factors changed during the period of October 12, 2006 to February 28, 2007, the most significant factor impacting the change in fair value were the change in stock price and the repricing of the original warrants to $0.51 per share as further described in Note 10.

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

12. STOCKHOLDERS' EQUITY:

On February 5, 2004 the Company entered into a stock purchase agreement with SBI Brightline Consulting, LLC ("SBI") that obligated SBI to purchase, upon the Company's election, up to 17,750,000 shares of common stock for an aggregate purchase price of $25 million. Only 6,000,000 shares covered by this stock purchase agreement were registered for resale. SBI was not obligated to purchase the remaining shares covered by the stock purchase agreement unless and until the Company had registered the resale of such shares by SBI. During the year ended February 28, 2005, the Company elected to sell the 6,000,000 shares to SBI for an aggregate of $3,900,000. On May 27, 2005, this stock purchase agreement was cancelled and a new agreement was executed with SBI. The agreement provided a $30 million fixed price financing for up to 10,000,000 shares at prices ranging from $2 to $4 a share. The sales of stock were required be taken in tranches of 1 million shares each and the financing agreement required the shares to be registered for resale by SBI. There were no resets, warrants, finder's fees or commissions associated with this financing transaction. Registration of the shares for resale by SBI was effective on May 18, 2006. The Company elected to put the first tranche of 1 million shares at $2 per share on May 23, 2006 and received the entire proceeds. The Company elected to put the second tranche of 1 million shares at $2 per share on July 21, 2006. Under this second tranche, only $1,175,000 was received to date and only 587,500 additional shares were issued to SBI. On October 11, 2006, the Company elected to put the entire remaining tranches, at a weighted average price of $2.60 per share, to SBI. SBI failed to meet its obligation to purchase these shares and the Company did not issue the shares.

On April 5, 2007, SBI Brightline LLC and SBI Brightline XI, LLC brought suit against us and Biomed Solutions, LLC in the Superior Court of Orange County, California, related to the above transactions.On November 5, 2007, we entered into a Settlement Agreement with SBI Brightline LLC, SBI Brightline XI LLC and Biomed Solutions, LLC, pursuant to which (i) a promissory note issued by the Company to Biomed Solutions, LLC, in the principal amount of $5,000,000, was reduced by $1,050,000, (ii) warrants to purchase 1,180,000 shares of common stock of the Company, issued to SBI Brightline XI, LLC, were terminated, (iii) the Stock Purchase Agreement dated as of May 27, 2005 and amended on January 8, 2006, between the Company and SBI Brightline XI, LLC was terminated, and (iv) the parties mutually released each other with respect to prior claims.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended February 29, 2008 and February 28, 2007, the Company issued no shares of stock upon the exercise of warrants. As of February 29, 2008 and February 28, 2007 warrants to purchase 73,836,319 and 33,229,318 shares of our common stock were outstanding, respectively. The exercise prices for these warrants range from $.15 per share to $2.49 per share, and the weighted-average exercise price for all of the outstanding warrants is $.263 per share. In addition, during the years ended February 29, 2008 and February 28, 2007, -0- and 38,956 shares of stock were issued upon the exercise of options for total proceeds of $0 and $13,179, respectively.

Also, during the year ended February 29, 2008 the Company issued shares for various uses:
1.	23,966,808 shares of stock for payment of $2,937,394 of principal related to the Senior Secured Convertible Notes.
2.	6,467,770 shares of stock for payment of $726,472 of interest related to the Senior Secured Convertible Notes.
3.	3,546,118 shares were issued in settlement of principal and interest in the amount of $2,375,899 related to the related party line of credit.
4.	1,716,109 shares valued at $257,354 were issued for accounts payable and certain services.

Additional paid-in capital was further increased by $1,312,901 and $1,444,780 related to stock options issued for services and recorded as compensation expense during the years ended February 29, 2008 and February 28, 2007 respectively.

13. SALE OF INTELLECTUAL PROPERTY:

On October 4, 2007, we entered into a Patent Assignment Agreement with Medtronic, Inc., a Minnesota corporation, pursuant to which we agreed to transfer and sell to Medtronic all of our interest in and to certain intellectual property owned by us for an aggregate purchase price of $11,000,000, which closed on October 5, 2007. The Company expensed $60,667 of net book value related to the capitalized value of the intellectual property sold and is included as a component of research and development expense.

14. RESEARCH AND DEVELOPMENT COSTS:

Expenditures for research activities relating to intellectual property development and improvement are charged to expense as incurred. Such expenditures amounted to $4,234,932 and $7,190,975 for the years ended February 29, 2008 and February 28, 2007, respectively.

15. COMMITMENTS:

Lease Obligation

The Company was obligated under an operating lease for office space originally expiring January 30, 2008, which the Company had the right to terminate upon ninety days prior written notice to the landlord. The notice of termination was given to the landlord and the Company continued on a month-to-month basis until it vacated the premises on February 9, 2007. The Company has entered into new operating leases for office space commencing March 2007 and expiring February 28, 2022, subject to our right to terminate at any time after January 31, 2009 upon 90 days notice.

The following is a schedule of future minimum rental payments, included annual increases, required under the operating lease agreements assuming continued renewal through the expiration date of February 2022:

Year Ending
February 28,	Amount
2009	136,228
2010	146,536
2011	153,866
2012	158,472
2013	163,226
Thereafter	1,927,339
$2,685,667

Rent expense, net of subrentals, charged to operations under these operating lease aggregated $94,776 and $113,161 for the years ended February 29, 2008 and February 28, 2007, respectively. Rent expense, net of subrentals, charged to operations for the period from August 1, 1968 (Date of Inception) to February 29, 2008 was $463,402.

Cooperative Research and Development Agreement (CRADA):

In March 2006, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the Food and Drug Administration to evaluate the safety of medical implants in the presence of electromagnetic fields from magnetic resonance imaging for a term of 2.5 years. Pursuant to the Agreement, the Company is committed to a total of $187,500 of which $150,000 has been paid at February 29, 2008.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements

The Company is obligated under two license or royalty agreements for patents that expire at various dates through 2021. These agreements may be terminated by the Company with 60 days written notice. Aggregate minimum future payments over the remaining life of the patents under these agreements total $1,255,000. License/royalty expense charged to operations was $331,290 and $152,410 for the years ended February 29, 2008 and February 28, 2007, respectively.

Employment Agreements

Biophan has employment agreements with its executive officers that renew annually unless terminated by either party. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained.

Also, Biophan Europe has an employment agreement with a key employee that expires on February 24, 2009. This agreement provides for base salaries, bonuses based on attaining certain milestones, a restricted stock grant and stock options. The aggregate commitment for future base salaries at February 29, 2008, excluding bonuses and other awards approximates $60,000.

16. RELATED PARTY TRANSACTIONS:

The Company had affiliations with two entities, Biomed and Technology Innovations ("TI") that were related by virtue of common senior management personnel and stock ownership. During the years ended February 29, 2008 and February 28, 2007, the Company charged Biomed and TI for services of certain Company personnel. The total of these charges was $91,939 and $197,362, respectively. The Company also charges Biomed and TI for expenses allocable to and paid on their behalf. During the years ended February 29, 2008 and February 28, 2007, expenses paid by the Company on their behalf was approximately $85,445 and $175,220, respectively. At February 29, 2008 and February 28, 2007, the combined balance due from these related parties was $34,625 and $16,301, respectively. The amounts do not bear interest and the Company received payment within forty-five days. Upon Mr. Weiner’s resignation on October 3, 2007, Biomed and Technology Innovations were no longer deemed related parties. Any billings for expenditures paid on their behalf are now included in trade accounts receivable.

During the years ended February 29, 2008 and February 28, 2007, the Company was billed $40,173 and $35,290, respectively, for legal services provided by Bramson & Pressman of which Robert S. Bramson, a former director of the Company, is a partner. Mr. Bramson resigned July 18, 2006.

Steven Katz & Associates, Inc. of which Steven Katz, a former director of the Company is an owner, billed the Company $-0-, and $183,500 during the years ended February 29, 2008 and February 28, 2007, respectively, for consulting services. Mr. Katz resigned March 9, 2007.

Katan Associates, Inc. of which Stan Yakatan, a director of the Company is an owner, billed the Company $30,000 during the year ended February 29, 2008 for consulting services.

Wood and Company CPA, PC of which Robert J. Wood, the Chief Financial Officer of the Company is an owner, billed the Company $98,000 during the year ended February 29, 2008 for consulting services.

17. STOCK-BASED COMPENSATION PLANS:

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $1,312,901 and $1,444,780 for the years ended February 29, 2008 and February 28, 2007, respectively. The related impact on basic and diluted earnings per share for the years ended February 29, 2008 and February 28, 2007 was a reduction of $.014 and $.015, respectively. The impacts on the Company's cash flow for 2008 were not material.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stock incentive plans consist of the Biophan Technologies, Inc. 2001 Stock Option Plan and Biophan Technologies, Inc. 2006 Incentive Stock Plan (the "Plans") which are shareholder approved. In March 2008, the Board of Directors approved and adopted the 2008 Incentive Stock Plan reserving 7,000,000 which has not yet been approved by stockholders. The Plans provide for the grant of incentive and non-qualified stock options to selected employees, and the grant of non-qualified options and other stock-based awards to selected consultants and to directors and advisory board members. The Plans are administered by the Compensation Committee of the Board and authorizes the grant of options or restricted stock awards for 13,000,000 shares under the 2001 Plan, 7,500,000 shares under the 2006 Plan and 10,000,000 shares under the 2008 Plan. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plans, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans. The Company tends to fund exercised options with previously unissued shares. Non-employee directors also receive periodic restricted stock grants pursuant to the automatic grant program in effect for them under the 2008 Plan. Some of the Company's outstanding option agreements contain performance milestones as a condition for vesting. In accordance with Statement of Accounting Standard No. 123(r), "Share Based Payments," the Compensation Committee periodically evaluates the probability these milestones will be met and records compensation expense when it is determined that the condition is probable of being satisfied. In March 2008, 600,000 shares of restricted stock were awarded to non-employee directors.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock, management's estimate of implied volatility of the Company's stock, and other factors. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company uses historical data to estimate forfeitures.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

	For the Year Ended
	2008	2007
Weighted-average risk-free interest rate	4.7%	4.9% *
Risk-free interest rates	2.3% -4.8%	4.5% - 5.4%
Weighted-average expected option lives	7.95 years	6.14 years *
Expected option lives	4 - 8 years	4 - 8 years
Weighted-average volatility	86.67%	109.06% *
Expected volatilities	75.2% - 166.5%	71.% - 122%
Weighted-average expected dividend yield	0.0%	0.0% *
Expected dividend yields	0.0%	0.0%

*Unaudited

Further information relating to stock options is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding options at 2/28/06	9,594,020	$0.95
Granted	354,997	$0.96
Exercised	(38,956)	$0.34
Forfeited/expired	(481,999)	$0.48
Outstanding options at 2/28/07	9,428,062	$0.96
Granted	7,027,328	$0.28
Exercised	-	$0.00
Forfeited/expired	(951,499)	$1.50
Outstanding options at 2/29/08	15,503,891	$0.59	7.38

Exercisable on February 28, 2007	7,433,479
Exercisable on February 29, 2008	13,562,224

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options as of February 29, 2008:

	Outstanding			Exercisable
		Wt'd Average
		Remaining	Wt'd Average		Wt'd Average
Range of Exercise Prices	Options	Contractual Term	Exercise Price	Options	Exercise Price
$.01 - $1.00	13,530,868	6.57	$0.46	12,052,118	$0.45
$1.01 - $2.00	1,643,023	6.04	$1.60	1,330,106	$1.62
$2.01 - $3.00	330,000	4.00	$2.72	180,000	$2.82
	15,503,891			13,562,224

The following table summarizes our non-vested stock option activity for the year ended February 29, 2008

Non-vested stock option activity
		Wt'd Avg Grant-Date
	No of Shares	Fair Value
Non-vested stock options at 2/28/07	1,994,583	$0.62
Granted	668,750	$0.21
Vested	(457,083)	$0.76
Forfeited/expired	(264,583)	$1.30
Non-vested stock options at 2/28/08	1,941,667	$0.73

At February 29, 2008, shares available for future stock option grants to employees and others under our 2001 Stock Option Plan and our 2006 Incentive Stock Plan were 44,480 and 26,566, respectively. At February 28, 2007, shares available for future stock option grants to employees and other under our 2001 Stock Option Plan and our 2006 Incentive Stock Plan were 597,981 and 7,265,003, respectively.

The options have contractual terms ranging from five to ten years. The aggregate intrinsic value of shares outstanding and exercisable was $302,550 and $302,550, respectively at February 28, 2007, and $0 and $0 at February 29, 2008 as the market price of the Company's common stock was below the weighted-average exercise price of options. Total intrinsic value of options exercised was $0 and $17,223 for the years ended February 29, 2008 and February 28, 2007, respectively.

The weighted-average fair value per option granted in 2008 and 2007 was $0.09 and $.83, respectively.

As of February 29, 2008 approximately $152,000 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 5.51 years.

18. 401(K) SAVINGS PLAN

The Company maintains a tax-qualified retirement plan that provides all eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) Plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the Plan subject to applicable annual Internal Revenue Code limits. Pre-tax contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participants' directions. Employee elective deferrals are 100% vested at all times. The 401(k) Plan provides for matching contributions to be made by the Company which vests immediately. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan and all contributions are deductible by the Company when made. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For eligible employees, our 401(k) Savings Plan likewise uses base and lump-sum merit pay as components of "eligible compensation" under the applicable plans (incentive plan awards are not part of "eligible compensation"). In addition, our "qualified" plans are subject to applicable IRS limits.

Company matching contributions to the Plan totaled $51,919 and $51,892 for the years ended February 29, 2008, February 28, 2007, respectively. No discretionary contributions were made in 2008 or 2007.

19. INCOME TAXES:

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS Statement No. 109" ("FIN 48"), on March 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the March 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. At February 29, 2008 the total unrecognized tax benefits of $792,000 have been netted against the related deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $746,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at March 1, 2007	$746,000
Gross increase for tax positions of prior years	-
Gross decrease for tax positions of prior years	-
Gross increase for tax positions of current year	46,000
Gross decrease for tax positions of current year	-
Settlements	-
Lapses in statues of limitations	-
Balance as of February 29, 2008	$792,000

For the years ended February 29, 2008 and February 28, 2007, the Company had no taxable income and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. As of February 29, 2008, the Company had net operating loss carryforwards of approximately $23,397,000 and research credit carryforwards of approximately $885,000 for federal income tax purposes,which expire through 2028 if not utilized.

The Company has adjusted the disclosures related to the February 28, 2007 deferred tax components and Federal Statutory Rate Reconciliation based on additional facts and circumstances that were discovered during fiscal 2008. The adjustments did not have an impact on the Company’s financial position, operations or cash flow.

The components of the Company’s deferred taxes are as follows:

	February 29, 2008	February 28, 2007 (Restated)
Deferred tax assets:
Net operating loss carry forwards	$9,359,000	$13,012,000
Deferred stock option deductions	2,789,000	2,422,000
Research credit carry forwards	885,000	981,000
Other	240,000	191,000
Total	13,319,000	16,606,000
Less valuation allowance	(10,954,000)	(14,010,000)
Gross deferred tax assets	$2,318,000	$2,596,000

Deferred tax liabilities:
Investment in Myotech, LLC	$2,318,000	$2,596,000
Gross deferred tax liabilities	$2,318,000	$2,596,000
Net deferred tax asset	$–	$–

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at February 29, 2008 and February 28, 2007.

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations as follows:

	February 29, 2008	February 28, 2007 (Restated)
Federal statutory rates	(34)%	(34)%
State income taxes net of federal transfer	9	(6)
Interest expense	68	8
Loss on extinguishment of debt	21	1
Change in fair value of warrant liability	(28)	(10)
Cancellation of indebtedness	7	–
Other	16	22
Change in valuation allowance	(59)	19
	–%	–%

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2004. The Company is currently being audited by certain state tax authorities for the 2006 tax year. Although management believes that adequate provision has been made for such audit issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 10, 2007, Biophan Technologies, Inc. dismissed Goldstein Golub Kessler LLP as its principal independent accountants. Effective September 10, 2007, we engaged Freed Maxick & Battaglia, CPAs, PC as our new principal independent accountants. Our Board of Directors has approved the dismissal of Goldstein Golub Kessler LLP and the appointment of Freed Maxick & Battaglia, CPAs, PC as our new principal independent accountants.

From the date of Goldstein Golub Kessler LLP's appointment through the date of their dismissal on September 10, 2007, there were no disagreements between our company and Goldstein Golub Kessler LLP on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Goldstein Golub Kessler LLP would have caused Goldstein Golub Kessler LLP to make reference to the matter in their reports on our financial statements.

No accountant's report issued by Goldstein Golub Kessler LLP on the financial statements of Biophan Technologies, Inc. for either of the past two fiscal years or any subsequent interim period contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following:

a) an explanatory paragraph was included in Goldstein Golub Kessler LLP's report dated May 4, 2007 regarding Biophan Technologies, Inc. ability to continue as a going concern as referenced to Note 2 of its financial statements for the year ended February 28, 2007.

b) Biophan Techologies, Inc.'s financial statements at February 28, 2006 and for the year then ended were restated and a paragraph noting this restatement was included in Goldstein Golub Kessler LLP's report dated April 26, 2006, except for Note 8 as to which the date was May 12, 2006 and Note 7 as to which the date was January 23, 2007. In addition, Goldstein Golub Kessler's report dated January 23, 2007 (as restated) on the effectiveness of the Biophan Technologies, Inc.'s internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, expressed an adverse opinion thereon.

Prior to engaging Freed Maxick & Battaglia, CPAs, PC, we did not consult Freed Maxick & Battaglia, CPAs, PC regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered our financial statements, and neither a written report was provided to our company nor oral advice was provided that Freed Maxick & Battaglia, CPAs, PC concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging Freed Maxick & Battaglia, CPAs, PC, Freed Maxick & Battaglia, CPAs, PC has not provided our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our company's new principal independent accountants from Goldstein Golub Kessler LLP to Freed Maxick & Battaglia, CPAs, PC.

 We provided Goldstein Golub Kessler LLP with a copy of the Current Report on Form 8-K on September 12, 2007, prior to its filing with the SEC on September 13, 2007, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in the Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided by Goldstein Golub Kessler LLP, dated September 13, 2007, was attached to Form 8-K as Exhibit 16.1, filed September 13, 2007.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of February 29, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission ("SEC") reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management's Annual Report on Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed by, or under the supervision of, a public company's principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP") including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting described above, management has identified the following material weakness in the Company's internal control over financial reporting as of February 29, 2008:

The company did not maintain effective controls over accounting for income taxes, specifically the application of Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes” (As Amended), which requires management to: 1.) identify and evaluate the tax implications of non-routine transactions, including those related to the acquisition of interest in subsidiaries and the senior secured convertible debt, among others, 2.) evaluate net operating loss carry forwards, 3.) prepare the provision for income taxes and income taxes payable (where applicable) including tax reserves, return to provision adjustments; and 4.) reconcile all differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. Company management does not possess the requisite knowledge or experience to adequately address the financial statement risks associated with certain complex transactions and as a consequence adjusted its disclosures regarding income taxes and relied on the help of outside advisors (other than their independent auditors) to properly state the Company’s financial statements.

As a result of the material weakness described above, our management concluded that as of February 29, 2008, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Plan for Remediation of Material Weakness

In response to the identified material weakness, management, with oversight from the company's audit committee, plans to improve internal controls over accounting for income taxes by formalizing a periodic tax accounting review process that includes the development of formalized policies and procedures, required periodic consultation with qualified outside advisors, documentation standards and workpaper review and approval guidelines. In addition, the Company intends to provide tax training and educational opportunities to Company employees to enhance internal awareness of tax-specific matters.

Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been a number of changes made to our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the three months ended February 29, 2008. Specifically, the Company added two individuals to the audit committee, and the Company began using the services of a third party consultant to improve the Company's monitoring and review process over financial reporting, and reorganized certain organizational roles that in order to improve internal communication and related internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors. Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified.

Name	Age	Position
Stan Yakatan	64	Director and Chairman of the Board
John F. Lanzafame	40	Director, Chief Executive Officer
Theodore A. Greenberg	48	Director
Bonita L. Labosky	65	Director
Guenter Jaensch	69	Director
Travis E. Baugh	53	Director
Harold Gubnitsky	45	Director
Stuart G. MacDonald	58	Vice-President — Research and Development

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

John F. Lanzafame joined Biophan in 2004 and was named Interim Chief Executive Officer in October 2007. Previously Mr. Lanzafame served as Vice President - Business Development and President of Nanolution, LLC, the drug delivery division of Biophan. In 2006, Mr. Lanzafame was promoted to Chief Operating Officer of Biophan and to lead operations and business development for the Company. From 1989 to 2004, Mr. Lanzafame was employed by STS Biopolymers, Inc., a privately held medical device company that marketed high performance polymer-based coatings for the medical device industry, including drug eluting surfaces for devices such as coronary stents and indwelling catheters, serving in a variety of positions from 1989 to 2003 and as President beginning in 2003. Mr. Lanzafame left STS Biopolymers in 2004, following sale of the company to Angiotech Pharmaceuticals. Mr. Lanzafame is a member of the Board of Directors of NaturalNano, Inc.
Robert J. Wood is a Certified Public Accountant with extensive experience in public accounting and business consulting. He began his career at Price Waterhouse & Co. in 1962 after graduating from St. John Fisher College with a B.B.A. in Accounting. From 1973 to 2000, he was consecutively owner/partner of Metzger, Wood & Sokolski, CPAs (through December 1985), Mengel, Metzger, Barr & Co., LLP (through December 1990), and Wood & Company, CPAs, P.C. (through November 2000), all in Rochester, New York. In December 2000, his practice was acquired by a regional CPA firm, Eldredge, Fox and Porretti, LLP and he was engaged in business consulting until joining Biophan as full-time Chief Financial Officer (CFO) in August 2001. Effective March 1, 2004, Mr. Wood was appointed Secretary. Mr. Wood retired January 20, 2006 and continued to consult through July 9, 2007. At that time Mr. Wood returned as CFO when his successor resigned. Mr. Wood is a member of the New York State Society of Certified Public Accountants.

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

Travis E. Baugh is currently the founder, president and chief executive officer of Lifecap Resources, LLC, a consulting firm providing early stage life sciences companies with expertise in a wide range of areas, including capital formation, accounting and finance, evaluation of new technologies, formulating FDA strategy / clinical trial design, and international regulatory strategy. In 1995, he co-founded MicroMed Cardiovascular, Inc., a medical device company focused on the development and marketing of a miniaturized blood pump known as the DeBakey VAD® that is used to treat congestive heart failure.  As CFO, Mr. Baugh raised seed funding, venture capital, and bank financing totaling over $60 million.  In 2005, he became CEO and took the company public, raising an additional $25 million through three secondary PIPE transactions.  Mr. Baugh has served on numerous boards and is currently serving on the board of DFB Pharmaceuticals Inc., a private diversified pharmaceutical company based in Texas.

Harold Gubnitsky is executive vice president of XL Techgroup, Inc., a unique value creation company focused on inventing and growing new companies in the biotech, ecotech, and medtech business sectors.  Mr. Gubnitsky is a seasoned executive who has worked with and within several large, medium, and small corporations with a wide range of responsibilities spanning executive management and operations. In 2001, Mr. Gubnitsky founded Semtor Corporation, a technology services company, serving as its CEO.  Prior to Semtor, he was an officer and senior executive of Proxicom, a technology business consulting firm with a market capitalization in excess of $1.5 billion.  Previously, Mr. Gubnitsky served as vice president of Cambridge Technology Partners where he led numerous vendor/partner relationships and was responsible for selling and managing several Fortune 100 relationships.  Prior to Cambridge, Mr. Gubnitsky served as part of the management team at Accenture.

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

Board Determination of Independence

Under NASDAQ and AMEX rules, generally speaking, a director will only qualify as an "independent director" if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that none of Dr. Jaensch, Mr. Greenberg, Mr. Yakatan, and Ms. Labosky, Mr. Baugh and Mr. Gubnitsky has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that, consequently, each of these directors is an "independent director" as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules and similar AMEX rules.

The Board held twenty-one meetings during our fiscal year ended February 29, 2008. The standing committees of the Board are the Audit Committee and the Compensation Committee. The Board does not currently have a nominating committee and has not established any specific procedure for selecting candidates for director. Directors are currently nominated by a majority vote of the Board. There is also no established procedure for stockholder communications with members of the Board or the Board as a whole. However, stockholders may communicate with our investor relations department, and such communications are either responded to immediately or are referred to the chief executive officer or chief financial officer for a response. During fiscal 2008, each of the incumbent directors, during his period of service, attended at least 75% of the total number of meetings held by the Board.

Audit Committee

The Audit Committee is composed of Dr. Jaensch and Mr. Greenberg. The responsibilities of the Audit Committee as more fully set forth in the Audit Committee Charter adopted in July 2003 and posted on our website at www.biophan.com, include appointing, retaining, replacing, compensating and overseeing the work of the independent accountants, who report to, and are directly accountable to, the Committee. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally five (5) times during our fiscal year ended February 29, 2008. Each member of the Audit Committee attended all of the meetings. The Board has determined that each of Dr. Jaensch and Mr. Greenberg meets the qualifications as an "audit committee financial expert". Each member of the Audit Committee is "independent".

Compensation Committee

The Compensation Committee is composed of Ms. Labosky and Mr. Yakatan. The responsibilities of the Compensation Committee as more fully set forth in the Compensation Committee Charter adopted in June 2005 and posted on our website at www.biophan.com, include reviewing our compensation policies, establishing executive officer compensation, and administering our stock option plans. The Compensation Committee met informally several times during our fiscal year ended February 29, 2008. Each member of the Compensation Committee attended all of the meetings during the year. None of our executive officers serves as a member of the Board or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee. None of the members of our Compensation Committee has ever been our employee.

Director Compensation

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, receive an annual cash fee of $8,000. Dr. Jaensch received an additional $7,500 and $30,000 for serving as Chairman of the Board during years ended February 29, 2008 and February 28, 2007, respectively. In addition, non-employee directors receive options under our 2006 Incentive Stock Plan. All directors receive reimbursement for their reasonable expenses incurred in attending Board meetings. An additional $3,000 per year is paid to the Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. We maintain directors and officers liability insurance.

The following table shows compensation to directors for the fiscal years ended February 29, 2008 and February 28, 2007:

DIRECTOR COMPENSATION (1)

Name	Fiscal Year	Fees Earned or Paid in Cash ($)		Option Awards ($) (2)		All Other Compensation ($)		Total ($)
Guenter H. Jaensch	2008	$15,500	(19)	$130,546	(24)	$0		$146,046
	2007	$38,000	(3)	$24,834	(9)	$0		$62,834
Steven Katz	2008	0		16,366	(10)	0	(16)	16,366
	2007	8,000	(4)	24,834	(10)	183,500	(16)	216,334
Theodore A. Greenberg	2008	11,000	(20)	36,886	(25)	0		47,886
	2007	6,000	(5)	24,834	(11)	0		30,834
Stan Yakatan	2008	8,000	(21)	96,835	(26)	10,000	(28)	114,835
	2007	2,000	(6)	5,165	(12)	0		7,165
Michael Friebe	2008	0		0		0	(17)	0
	2007	0	(7)	0	(13)	27,984	(17)	27,984
Robert S. Bramson	2008	0		0		0	(18)	0
	2007	2,000	(7)	0	(14)	34,607	(18)	36,607
Ross B. Kenzie	2008	0		0		0		0
	2007	6,000	(8)	24,834	(15)	0		30,834
Bonita L. Labosky	2008	8,000	(22)	43,280	(27)	0	(17)	51,280
	2007	0		0	(13)	27,984	(17)	27,984
Travis E. Baugh	2008	0	(23)	0		0	(18)	0
	2007	0		0		0	(18)	0
Harold Gubnitsky	2008	0	(23)	0		0		0
	2007	0		0		0	(18)	0

(1) Certain columnar information required by Item 402(k)(2) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal years ended February 29, 2008 and February 28, 2007.

(2) The reported amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended February 29, 2008 and February 28, 2007, in accordance with FAS 123R, of awards pursuant to our Stock Incentive Plan and may include amounts from awards granted both in and prior to the fiscal years ended February 29, 2008 and February 28, 2007. As required, the amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company's performance, stock price fluctuations and applicable vesting.

(3) Includes a $30,000 fee for service as Chairman of the Board and an $8,000 fee for service on the Board.

(4) Resigned in March 2007.

(5) Elected to the Board in April 2006.

(6) Elected to the Board in December 2006.

(7) Term expired in July 2006.

(8) Resigned in October 2006.

9) An option for the purchase of 40,000 shares of common stock at an exercise price of $1.06 per share was granted to Dr. Jaensch on July 18, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. The expense for this option is pro-rated over the vesting period. This option has a termination date of July 18, 2016. At February 28, 2007, Dr. Jaensch held options for the purchase of an aggregate of 715,000 shares of common stock, of which options for the purchase of 627,500 shares were exercisable.

(10) An option for the purchase of 40,000 shares of common stock at an exercise price of $1.06 per share was granted to Mr. Katz on July 18, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. The expense for this option is pro-rated over the vesting period. This option has a termination date of July 18, 2016. At February 28, 2007, Mr. Katz held options for the purchase of an aggregate of 420,000 shares of common stock, of which options for the purchase of 332,500 shares were exercisable.

(11) An option for the purchase of 40,000 shares of common stock at an exercise price of $1.06 per share was granted to Mr. Greenberg on July 18, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. The expense for this option is pro-rated over the vesting period. This option has a termination date of July 18, 2016. At February 28, 2007, Mr. Greenberg held options for the purchase of an aggregate of 40,000 shares of common stock, none of which were exercisable.

(12) An option for the purchase of 40,000 shares of common stock at an exercise price of $0.45 per share was granted to Mr. Yakatan on December 1, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. The expense for this option is pro-rated over the vesting period. This option has a termination date of December 1, 2016. At February 28, 2007, Mr. Yakatan held options for the purchase of an aggregate of 40,000 shares of common stock, none of which were exercisable.

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

(19) Includes a $7,500 fee for service as Chairman of the Board and an $8,000 fee for service on the Board; resigned as Chairman of the Board December 2007.

(20) Includes a $3,000 fee for services as Chairman of the Audit Committee.

(21) Named Chairman of the Board January 2007.

(22) Elected to the Board in March 2007.

(23 Elected to the Board in February 2008.

(24) An option for the purchase of 403,500 shares of common stock at an exercise price of $0.28 per share was granted to Dr. Jaensch on July 27, 2008. At February 29, 2008, Dr. Jaensch held options for the purchase of an aggregate of 1,118,500 shares of common stock, of which options for the purchase of 1,071,000 shares were exercisable.

(25) An option for the purchase of 69,000 shares of common stock at an exercise price of $0.28 per share was granted to Mr. Greenberg on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017. At February 29, 2008, Mr. Greenberg held options for the purchase of an aggregate of 109,000 shares of common stock, all of which were exercisable.

(26) An option for the purchase of 300,000 shares of common stock at an exercise price of $0.28 per share was granted to Mr. Yakatan on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017. At February 29,2008, Mr. Yakatan held options for the purchase of an aggregate of 340,000 shares of common stock, all of which were exercisable.

(27) An option for the purchase of 40,000 shares of common stock at an exercise price of $0.42 per share was granted to Ms. Labosky on March 9, 2007. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. This option has a termination date of March 9, 2017. In addition, an option for the purchase of 66,000 shares of common stock at an exercise price of $0.28 per share was granted to Ms. Labosky on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017. At February 29, 2008, Ms. Labosky held options for the purchase of an aggregate of 106,000 shares of common stock, of which options for the purchase of 66,000 shares were exercisable.

(28) Other compensation consists of fees for consulting services performed by Mr. Yakatan.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

POTENTIAL CONFLICTS OF INTEREST

None

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on representations from certain reporting persons, we believe that, with respect to the year ended February 29, 2008, all required Section 16(a) forms were timely filed with one exception. On July 19, 2007, Biomed Solutions, LLC, a related entity, managed by our Chief Executive Officer at the time, converted $2,180,000 of Convertible Promissory Notes and accrued interest thereon of $195,899 into 3,546,118 shares of Biophan common stock. This event was reported on September 17, 2007.

ITEM 11. EXECUTIVE COMPENSATION

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

(2) Long Term Incentive Compensation

(i) Stock Options, Restricted Stock, and Restricted Stock Units.

As of February 29, 2008, the Company has two equity-based compensation plans, entitled Biophan Technologies, Inc. 2001 Stock Option Plan and Biophan Technologies, Inc. 2006 Incentive Stock Plan (the "Plans"), which are stockholder approved. The Plans provide for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plans. The Plans are administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plans, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans. Under the 2006 Plan, non-employee directors receive automatic grants of options for the purchase of 40,000 shares of common stock (i) upon the initial election to the Board of Directors and (ii) at each successive Annual Meeting at which they are re-elected to the Board. Under the 2001 Plan, 13,000,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at February 29, 2008, 491,980 shares were available for future option grants and awards. Under the 2006 Plan, 7,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at February 29, 2008, 26,586 shares were available for future option grants and awards.

To date, option awards have been solely in the form of non-qualified stock options granted under the Plans. The Compensation Committee grants these stock-based incentive awards from time to time for the purpose of attracting and retaining key executives, motivating them to attain the Company's long-range financial objectives, and closely aligning their financial interests with long-term stockholder interests and share value.

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

(iii) Broad-based Employee Benefits

As employees, our Named Executive Officers have the opportunity to participate in a number of benefits programs that are generally available to all eligible employees. These benefits include:

o Healthcare Plans— includes medical benefits, dental benefits, behavioral health program, vision and hearing care program, and wellness programs.

o Disability Plans— includes short-term and long-term disability income plans.

o Investing Plans— includes a 401(k) plan.

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

SUMMARY COMPENSATION TABLE (1)

The table set forth below summarizes the compensation paid to our named executive officers during the years February 28, 2007 and February 29, 2008.

Name and Principal Position	Year	Salary	Bonus(2)		Stock Awards(3)	Option Awards(4)		All Other Compensation(5)		Total
Michael L. Weiner	2008	$185,400	0		0	$280,000	(7)	$238,471	(10)	$788,471
President and CEO	2007	$260,000	0		0	0		$11,758		$271,758

John F. Lanzafame, CEO	2008	$188,419	$100,000	(6)	0	$335,600	(8)	0		$623,919
Vice-President and COO	2007	$188,077	0		0	0		0		$188,077

Stuart G. MacDonald
Vice-President -	2008	$175,000	0		0	$152,600	(9)	0		$327,600
Research	2007	$175,000	0		0	0		0		$175,000

(1) Certain columnar information required by Item 402(c)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during fiscal year ended February 29, 2008.
(2) No bonus was paid to any named executive officer, except as noted. The Company does not have a formal bonus plan, but the Compensation Committee has, from time to time on the recommendation of management, awarded cash bonuses to employees in recognition of exceptional service.
(3) The Company did not issue any stock awards to named executive officers in the fiscal years ended February 29, 2008 and February 28, 2007.
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
(6) A bonus was awarded to Mr. Lanzafame for his efforts in concluding the Medtronics and Myotech Agreements
(7) An option for the purchase of 1,000,000 shares of common stock at an exercise price of $0.28 per share was granted to Mr. Weiner on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017.
(8) An option for the purchase of 895,000 shares of common stock at an exercise price of $0.28 per share was granted to Mr. Lanzafame on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017. Mr. Lanzafame also received an option for the purchase of 500,000 shares of common stock at an exercise price of $0.17 on September 10, 2007 with 250,000 vesting immediately. The remaining options vested and became exercisable on September 10, 2008. This option has a termination date of September 10, 2017.
(9) An option for the purchase of 545,000 shares of common stock at an exercise price of $0.28 per share was granted to Mr. MacDonald on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017.
(10) Mr. Weiner resigned effective October 3, 2007. Upon resignation, he received $100,000 and approximately $125,000 of stock.

Grants of Plan Based Awards

The following table summarizes information concerning stock options granted to the named executive officers during the last completed fiscal year ended February 29, 2008:

Name	Number of Securities Underlying Options/SARS Granted (#)	Percent of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Michael L. Weiner	1,000,000	14.23%	$.28	7/27/17

John F. Lanzafame	1,395,000	19.85%	$.17 to $.28	7/27/17 to 9/10/17

Stuart G. MacDonald	545,000	7.76%	$.28	7/2717

Outstanding Equity Awards at Fiscal Year End

The following table presents the number and values of exercisable and unexercisable options at February 29, 2008:

	Option Awards (1)
	Number of		Number of
	Securities		Securities
	underlying		underlying
	Unexercised		Unexercised
	Options		Unearned Options		Option
	(#)		(#)		Exercise	Option
	Exercisable		Unexercisable		Price	Expiration
Name	(Vested)		(Unvested)		($)	Date
Michael L. Weiner	250,000	(2)	0		$0.50	01/01/2011
	300,000	(3)	0		0.18	10/31/2013
	800,000	(4)	0		0.97	05/10/2014
	1,000,000	(14)	0		0.28	07/27/2017

John F. Lanzafame	100,000		0	(5)	0.67	07/19/2014
	150,000		0	(6)	0.74	09/03/2014
	240,000		60,000	(7)	1.80	3/15/2015
	183,334		91,666	(8)	1.56	01/06/2016
	895,000	(14)	0.28			07/27/2017
	250,000		250,000	(9)	.17	09/10/2017

Stuart G. MacDonald	100,000	(10)	0		0.50	01/01/2011
	100,000	(11)	0		0.43	07/16/2012
	200,000	(3)	0		0.18	10/31/2013
	340,000		85,000	(12)	0.97	05/10/2014
	25,000	(13)	0		2.60	05/27/2015
	545,000	(14)	0.28			07/27/2017

(1) Certain columnar information required by Item 402(n) (2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during fiscal year ended February 29, 2008.

(2) These stock options were granted on January 1, 2001, with 100,000 vesting and becoming exercisable immediately. The remaining options vested and became exercisable in three equal annual installments with the first installment vesting on January 1, 2002.

(3) These stock options were granted on October 31, 2003. This option vested and became exercisable in four equal annual installments with the first installment vesting on October 31, 2003.

(4) These stock options were granted on May 10, 2004. This option becomes vested and exercisable after the following contingencies were met.
a. 400,000 options upon completion of a financing deal, and,
b. 400,000 options upon completion of a substantial licensing and/or strategic transaction.

(5) These stock options were granted on July 19, 2004. This option becomes vested and exercisable in four equal annual installments with the first installment vesting July 19, 2004.

(6) These stock options were granted September 3, 2004. This option becomes vested and exercisable in four equal annual installments with the first installment vesting September 3, 2004.

(7) These stock options were granted on March 10, 2005. This option becomes vested and exercisable after the following contingencies are met.

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

(8) These stock options were granted on January 6, 2006. This option becomes vested and exercisable in three equal annual installments with the first installment vesting on January 6, 2007.

(9) These stock options were granted on September 10, 2007. One-half vest and become exercisable immediately and the remainder vest and become exercisable in one year.

(10) These stock options were granted January 1, 2001. This option vested and became exercisable in five equal annual installments with the first installment vesting January 1, 2002.

(11) These stock options were granted July 16, 2002. This option vested and became exercisable on December 31, 2002.

(12) These stock options were granted on May 10, 2004. This option becomes vested and exercisable after the following contingencies are met.

a. 127,500 options upon completion of a financing deal,
b. 212,500 options upon completion of a substantial licensing and/or strategic transaction, and
c. 85,000 options upon completion of a listing on a major exchange.

(13) These stock options were granted May 27, 2005. This option vested and became exercisable on May 27, 2005.

(14) These stock options were granted July 27, 2007. They vested and became exercisable immediately.

Options Exercised and Stock Vested

No named executive officer exercised options in the fiscal years ended February 29, 2008 or February 28, 2007. Options held by the following named executive officers vested during the years ended:

	February 29,	February 28,
	2008	2007
Michael L. Weiner	800,000	0
John F. Lanzafame	1,299,167	154,127
Stuart G. MacDonald	545,000	50,000

Employment Agreements

Each of John F. Lanzafame, Chief Executive Officer , former Chief Operating Officer and Vice President of Business Development; Michael L. Weiner, former President and former Chief Executive Officer; and Stuart G. MacDonald, Vice President of Research and Development has entered into an employment agreement with Biophan.

Mr. Weiner resigned effective October 3, 2007. Upon his resignation Mr. Weiner received $100,000 severance payment, $25,000 of accrued vacation benefits and stock valued at approximately $125,000. In addition, Mr. Weiner became immediately vested in any options, warrants, retirement plan or agreements then in effect. Mr. Weiner's vested warrants and options remain exercisable for the life of the applicable agreement.

The employment agreements for Messrs. Lanzafame and MacDonald are terminable by either us or the employee upon 30 days' notice or immediately by us for cause (as defined in their employment agreements) or upon the death or disability of the employee. However, Messrs. Lanzafame and MacDonald are entitled to receive severance equal to six months' base salary, payable in three equal installments within fifteen (15), thirty (30) and sixty (60) days following termination in the event that the employee is terminated by us within ninety (90) days following a change in control. In addition, under such circumstances each of them will be immediately vested in any options, warrants, retirement plan or agreements then in effect. Mr. Helfer is entitled to receive severance equal to six months' base salary, payable in six equal monthly installments for Voluntary Termination with Good Reason. Each will receive benefit continuation for the period equal to their severance.

For purposes of the employment agreements for Messrs. Lanzafame and MacDonald "change in control" means (1) on the date of the merger or consolidation of Biophan with another entity where the members of the Board of Directors, immediately prior to the merger or consolidation, would not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation; (2) on the date Michael L. Weiner is terminated as CEO of the Company; or (3) on the date of the sale or other disposition of all or substantially all of the assets of Biophan.

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

"Involuntary Termination—Disability" means entitlement to long-term disability benefits under the Company Disability Income Plan, as amended and any successor plan, or a determination of a permanent and total disability under a state workers compensation statute.

"Involuntary Termination— For Cause" means the occurrence of one or more of the following events (i) the Executive willfully refuses to obey reasonable and lawful orders of the CEO or the Board of Directors; (ii) the Executive has willfully breached or habitually neglected his duty and has failed to correct his behavior within five (5) days following receipt of written notice of such concerns; (iii) the Executive has been convicted in a court of law of a crime or offense which involves dishonesty or fraud; (iv) the Executive has breached any of the Executive's obligations pursuant to this Agreement; or (v) the Executive has committed an intentional tort against the Company or its Executives.

"Involuntary Termination— Not for Cause" means an involuntary termination for reasons other than "For Cause" as defined above.

"Involuntary Termination for Change-in-Control" occurs when a named executive is terminated after the completion of change in control as described above in Employment Contracts.

No Named Executive Officer is entitled to a payment in connection with Involuntary Termination—For Cause.

John F. Lanzafame
Vice-President - Chief Executive Officer (Former Business Development, Chief Operating Officer)

	Voluntary
	Termination
Executive Benefits and Payments Upon	Good Reason or	Disability or	Involuntary Termination		Change in
Termination(1)	Retirement	Death	For Cause	Not For Cause	Control
Compensation
Severance(2)	0	0	0	0	$99,000
Benefits and Perquisites(3)
401(k) Match(4)	0	0	0	0	3,960
Health Insurance(5)	0	0	0	0	4,600
Long-Term Disability premiums(5)	0	0	0	0	240

Stuart G. MacDonald
Vice-President - Research and Development

	Voluntary
	Termination
Executive Benefits and Payments Upon	Good Reason or	Disability or	Involuntary Termination		Change in
Termination(1)	Retirement	Death	For Cause	Not For Cause	Control
Compensation	0	0	0	0	$87,500
Severance(2)
Benefits and Perquisites(3)	0	0	0	0	3,500
401(k) Match(4)
Health Insurance (5)	0	0	0	0	1,600
Long-Term Disability premiums(5)	0	0	0	0	640

(1) For purposes of this analysis, we assume that the Named Executive Officer's compensation is as follows: John Lanzafame’s current base salaries are $199,000; Stuart MacDonald's current base salary is $175,000.
(2) Severance is calculated as follows: John Lanzafame and Stuart MacDonald receive six (6) months of base salary for Involuntary Termination-Change in Control.
(3) Payments associated with benefits and perquisites are limited to the items listed. No other continuation of benefits or perquisites occurs under the termination scenarios listed.
(4) 401(k) Employer Match is calculated on salary paid as per Safe Harbor provision of the 401(k) Plan up to the maximum allowable contribution.
(5) Health Insurance and Long-Term Disability continuation is calculated as follows: John Lanzafame and Stuart MacDonald at six (6) months.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF COMMON STOCK BY DIRECTORS,OFFICERS AND PRINCIPAL STOCKHOLDERS

The following table sets forth the beneficial ownership information of our common stock at June 11, 2008, for:

o each person known to us to be the beneficial owner of more than 5% of our common stock

o each named executive officer;

o each of our directors; and

o all of our named executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned. We have based our calculation of the percentage of beneficial ownership on 157,822,755 shares of common stock outstanding on June 11, 2008.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 11, 2008. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

			Beneficially
	Shares		Owned
Beneficial Owner	Number		Percent
Directors:
Travis E. Baugh
5483 Partridge Hill Road
Great Valley, NY 14741
	150,000	(1)	*
Theodore A. Greenberg
530 F Grand Street
New York, NY 10002	259,000	(1)	*

Harold R.Gubnitsky
17351 SW 58th Street
Southwest Ranches, FL 33331	150,000	(1)

Guenter H. Jaensch	1,521,500	(2)	1.05%
16065 Bristol Isle Way
Delray Beach, FL 33446

Bonita L. Labosky	256,000	(1)	*
3067 East Lake Road
Skaneateles, NY 13152

Stan Yakatan	500,000	(3)	*
155 Lyndon Street - First Court
Hermosa Beach, CA 90524

Named Executives:
Michael L. Weiner	2,452,361	(4)	1.53%
3349 Monroe Avenue
Rochester, NY 14618

John F. Lanzafame	1,818,334	(5)	1.14%
605 French road
Fairport, NY 14450

Stuart G. MacDonald	1,400,000	(6)	*
4663 East Lake Road
Pultneyville, NY 14538

Other:
Myotech, LLC	4,923,080		3.12%
15 Schoen Place
Pittsford, NY 14534

All Directors and Named Executive Officers as a Group (9 persons)	8,617,195	(7)	5.25%

(1) Includes shares issuable upon exercise of currently-exercisable options and includes 150,000 shares of restricted stock awarded in March 2008.

(2) Includes 1,071,500 shares issuable upon exercise of currently-exercisable options and 150,000 shares of restricted stock awarded in March 2008. Also includes 225,000 shares owned by Dr. Jaensch's wife. Dr. Jaensch disclaims beneficial ownership of the shares held by his wife.

(3) Includes 340,000 shares issuable upon exercise of currently-exercisable options and 150,000 shares of restricted stock awarded in March 2008, held by Mr. Yakatan.

(4) Includes 2,350,000 shares issuable upon exercise of currently-exercisable options held by Mr. Weiner, our former Chief Executive Officer who resigned on October 3, 2007.

(5) Issuable upon exercise of currently-exercisable options held by Mr. Lanzafame.

(6) Includes 1,310,000 shares issuable upon exercise of currently-exercisable options held by Mr. MacDonald.

(7) Includes shares issuable upon exercise of options, and restricted stock as described in notes 1 through 3 above. Also includes shares as to which beneficial ownership is disclaimed, as described in note (1) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Michael L. Weiner, our former President and Chief Executive Officer, who resigned on October 3, 2007, was the Manager and a 42.7% equity member of Technology Innovations, LLC., a 57% equity member of Biomed Solutions, LLC. Mr. Weiner was also the Manager of Biomed which was the record owner of 656,756 shares of our common stock and Technology Innovations which was the record owner of 300,644 shares of our common stock. As Manager of Technology Innovations and Biomed, Mr. Weiner had control over these entities. Mr. Weiner was also on the board of Nanoset, LLC, an entity owned in part by Biomed Solutions, and with which we have entered into a technology license agreement. Mr. Weiner was also on the Board of Myotech, LLC which was the owner of 4,923,080 shares of our common stock. We beneficially own 43.7% of Myotech, LLC.

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

On May 27, 2005, we entered into an unsecured loan agreement with Biomed, whereby Biomed agreed to provide us with a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum (compounded monthly) and are payable on demand on or after November 27, 2005. In June 2005, the entire facility was drawn down. The outstanding principal and interest are convertible into shares of our Common Stock at 90% of the average market closing price per share of our Common Stock for the 20 trading days preceding the date of borrowings under the line ($2.12 per share for the first $1 million and $2.19 per share for the second $1 million). Additionally, Biomed received warrant coverage of 500,000 shares, with the warrants priced at 110% of the average market closing price per share of our Common Stock for the 20 trading days preceding the date of execution of the loan agreement ($2.49 per share). On August 31, 2005, Biomed elected to convert $1,000,000 of the outstanding debt plus accrued interest into 480,899 shares of our Common Stock. On October 7, 2005, we repaid $500,000 of the outstanding debt plus the entire accrued interest to date, leaving an outstanding principal balance of $500,000.

On January 24, 2006, we entered into a Line of Credit Agreement (the "Line of Credit Agreement") with Biomed pursuant to which Biomed ha committed to make advances to us, in an aggregate amount of up to $5,000,000. Our obligations with respect to borrowings under the credit facility are governed by a Convertible Promissory Note issued by us to Biomed on January 24, 2006. Under the Line of Credit Agreement, advances were permitted to be drawn down in such amounts and at such times as we determine upon 15 days' prior notice to Biomed, except that we may not draw down more than $1,500,000 in any 30-day period. As of February 29, 2008, $700,000 was owed under the Line of Credit Agreement. Amounts borrowed bear interest at the rate of 8% per annum and were originally convertible into shares of our Common Stock at the rate of $1.46 per share. On October 11, 2006, in connection with Biomed's agreement to subordinate its rights under the Convertible Promissory Note to the interests of the investors acquiring the Notes, we amended the Line of Credit Agreement to reduce the conversion price to $0.67 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expired on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) became due and payable. However, payment is subject to the Subordination and Standstill (See Note 7). In connection with the establishment of the credit facility under the Line of Credit Agreement, on January 24, 2006 we issued to Biomed a Stock Purchase Warrant (the "Warrant") entitling Biomed to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. Biomed's purchase rights under the Warrant expire on January 23, 2011.

Therefore, through the date of Mr. Weiner’s resignation, we had related party affiliations with two entities, Biomed, Technology Innovations (TI), that were related by virtue of common senior management personnel and stock ownership. During the years ended February 29, 2008 and February 28, 2007, the Company charged Biomed and TI for services of certain Company personnel. The total of these charges was $91,895 and $197,362, respectively. The Company also charges Biomed and TI for expenses allocable to and paid on their behalf. During the years ended February 29, 2008 and February 28, 2007, expenses paid by the Company on their behalf was approximately $85,353 and  $175,220, respectively. At February 29, 2008 and February 28, 2007, the combined balance due from these related parties was $34,625 and $16,301, respectively. The amounts do not bear interest. Upon Mr. Weiner’s resignation on October 3, 2007, Biomed and Technology Innovations were no longer deemed related parties. Any billings for expenditures paid on their behalf are now included in trade accounts receivable.

During the year ended February 28, 2007, we were billed $35,290, for legal services provided by Bramson & Pressman. Robert S. Bramson, at the time a member of our Board of Directors, is a partner in Bramson & Pressman.

During the year ended February 28, 2007, we were billed $183,500 for consulting services provided by Steven Katz, at the time a member of our Board of Directors. These services, and the amount of fees billed by Mr. Katz for each, are described below:

Service	Fee
Assistance with audit of Biophan Europe GmbH	$7,500
Assistance with acquisition of interest in Myotech LLC	32,500
Assistance with October 2006 convertible note and warrant financing	131,000
General management assistance	12,500

Katan Associates, Inc. of which Stan Yakatan, a director of the Company is an owner, billed the Company $30,000, and $42,500 during the years ended February 29, 2008 and February 28, 2007, respectively, for consulting services.

Wood and Company CPA, PC of which Robert J. Wood, the Chief Financial Officer of the Company is an owner, billed the Company $98,000 and $90,000 during the years ended February 29, 2008 and February 28, 2007, respectively, for consulting services.

Pursuant to a policy adopted by resolution of our Board of Directors, all transactions with affiliates must be approved by the disinterested members of our Board of Directors, based on a determination that such transactions are on terms no less favorable to us than would prevail in arms-length transactions with unaffiliated parties under similar circumstances. All transactions with our affiliates during the fiscal year ended February 29, 2008 were approved in accordance with this policy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective September 14, 2007, for the filing of the August 31, 2007 Form 10-Q, Freed, Maxick & Battaglia, CPAs, PC (FMB) became our independent auditors. The fees billed to us for services were as follows:

Audit Fees

This category consists of fees for the audit of financial statements included in our annual report Form 10-K, the review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditor in connection with the statutory and regulatory filings or engagement for the fiscal periods indicated above. For the year ended February 28, 2009, FMB's estimated fees for the audit and review of the quarterly reports is approximately $150,000.

Audit-Related Fees

This category consists if assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statement and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents to related SEC registration statements, our current reports on Form 8-K . For the year ended February 29, 2008, FMB billed us $8,409.

Tax Fees

The Company did not engage its principal accountant to provide tax compliance, tax advice and tax planning services during the last fiscal year.

All Other Fees

This category consists of fees not covered by Audit Fees, Audit Related Fees, and Tax Fees. FMB did not provide us any services beyond those described under audit fees, audit related fees, and tax fees.

Pre-approval Policies and Procedures

In accordance with its charter, the Audit Committee is required to approve all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services proscribed by law or regulation.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(2)

3.3	Certificate of Amendment to Articles of Incorporation	(3)

3.4	Certificate of Amendment to Articles of Incorporation	(62)

3.5	Bylaws	(4)

4.1	Stock Purchase Agreement dated May 27, 2005 between Biophan and SBI Brightline XI, LLC	(5)

4.2	Amendment No. 1, dated January 8, 2006, to Stock Purchase Agreement by and between Biophan and SBI Brightline XI, LLC	(6)

4.3	Line of Credit Agreement dated as of May 27, 2005 between Biophan and Biomed Solutions, LLC	(7)

4.4	First Amendment to Line of Credit Agreement between Biophan and Biomed Solutions, LLC	(8)

4.5	Convertible Promissory Note of Biophan in the face amount of $2,000,000 payable to the order of Biomed Solutions, LLC dated May 27, 2005	(9)

4.6	First Amendment to Convertible Promissory Note	(10)

4.7	Stock Purchase Warrant issued to Biomed Solutions, LLC dated May 27, 2005	(11)

4.8	Rights Agreement among Myotech, LLC, the Members of Myotech, LLC and Biophan	(12)

4.9	Line of Credit Agreement dated as of January 24, 2006 between Biophan and Biomed Solutions, LLC	(13)

4.10	Amendment No. 1, dated October 11, 2006, to Line of Credit Agreement by and between Biophan Technologies, Inc. and Biomed Solutions, LLC	(14)

4.11	Convertible Promissory Note of Biophan in the face amount of $5,000,000 payable to the order of Biomed Solutions, LLC dated January 24, 2006	(15)

4.12	Amended and Restated Convertible Promissory Note of Biophan Technologies, Inc., in the principal amount of $5,000,000, dated October 11, 2006, payable to the order of Biomed Solutions, LLC	(16)

4.13	Stock Purchase Warrant for the Purchase of up to 1,198,630 Shares of Common Stock issued to Biomed Solutions, LLC	(17)

4.14	Subordination and Standstill Agreement dated October 11, 2006, by and among Biophan Technologies, Inc., Biomed Solutions, LLC, and those Purchasers named therein	(18)

4.15	Form of Senior Secured Convertible Notes due October 11, 2009 issued pursuant to the Securities Purchase Agreement, dated October 11, 2006, by and among Biophan Technologies, Inc. and those Purchasers named therein	(19)

4.16	Form of Senior Secured Convertible Notes due October 11, 2009 issued pursuant to the Securities Purchase Agreement, dated October 11, 2006, by and among Biophan Technologies, Inc. and those Purchasers named therein	(20)

4.17	Form of One-Year Warrants issued pursuant to the Securities Purchase Agreement, dated October 11, 2006, by and among Biophan Technologies, Inc. and those Purchasers named therein	(21)

Exhibit Number	Description of Exhibit	Location
4.18	Form of Three-Year Warrants issued pursuant to the Forbearance Agreement dated as of February 16, 2007 by and among Biophan Technologies, Inc. and the Note Holders named therein.	(22)

4.19**	Amended and Restated 2001 Stock Option Plan	(23)

4.20**	2006 Incentive Stock Plan	(24)

4.21	Amendment No. 1 to Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement, by and among Biophan Technologies, Inc. and those Purchasers named therein.	(55)

4.22	Consent and Authorization Agreement, dated October 3, 2007.	(55)

4.23	2008 Incentive Stock Plan	(60)

4.24	Settlement Agreement with SBI Brightline LLC, SBI Brightline XI LLC and Biomed Solutions LLC, dated November 5, 2007	(63)

5.1	Opinion of Sichenzia Ross Friedman Ference LLP	(61)

10.1	Agreement dated as of February 24, 2005 among Biophan, aMRIs GmbH, Dr. Michael Friebe, Tomovation GmbH, Prof. Dr. Andreas Melzer, Dipl-Ing. Gregor Schaefers, and Dipl. Betriebsw. Andreas Pieper	(25)

10.2	Note and Pledge Agreement dated November 24, 2005 between Biophan, Tomovation GmbH and Prof. Dr. Andreas Melzer	(26)

10.3	Termination of Stock Purchase Agreement between Biophan and SBI Brightline Consulting, LLC	(27)

10.4	Investment Agreement dated June 30, 2005 between Biophan and Boston Scientific Scimed, Inc.	(28)

10.5	Securities Purchase Agreement, dated October 11, 2006, by and among Biophan Technologies, Inc. and those Purchasers named therein.	(29)

10.6	Security Agreement, dated as of October 11, 2006, by and among Biophan Technologies, Inc., the Purchasers named therein and Iroquois Master Fund Ltd., as agent for the Purchasers	(30)

10.7	Forbearance Agreement dated as of February 16, 2007 by and among Biophan Technologies, Inc. and the Note Holders named therein.	(31)

10.8	License Agreement between Biophan, Xingwu Wang and Nanoset, LLC dated January 15, 2004	(32)

10.9	Development Agreement between Biophan and Greatbatch Enterprises, Inc. dated February 28, 2001	(33)

10.10	License Agreement between Biophan and Johns Hopkins University	(34)

10.11	AMP-Biophan License Agreement dated February 24, 2005 between Biophan and aMRIs Patent GmbH (Confidential treatment has been granted with respect to certain positions of this Agreement. This Agreement has been filed separately with the SEC)	(35)

10.12	License Agreement dated June 30, 2005 between Biophan and Boston Scientific Scimed, Inc.	(36)

10.13	Capital Pledge Agreement dated February 24, 2005 among Biophan, TomoVation GmbH, and Prof. Dr. Andreas Melzer	(37)

10.14	Securities Purchase Agreement between Biophan and Myotech, LLC, dated November 30, 2005	(38)

10.15	Letter Agreement, Amendment and Waiver of Certain Conditions to Closing, between Biophan and Myotech, LLC, dated December 21, 2005	(39)

Exhibit Number	Description of Exhibit	Location
10.16	Amendment No. 2 to Securities Purchase Agreement dated as of November 28, 2006 between Myotech LLC and Biophan	(40)

10.17	Letter Agreement dated August 19, 2002 between Biomed Solutions, LLC and Biophan	(41)

10.18	Payment Agreement dated June 3, 2004 between Biophan and TE Bio LLC	(42)

10.19	Joint Research Agreement between Nanolution, LLC and NaturalNano Inc. dated as of May 25, 2005, together with Non-Disclosure Agreement	(58)

10.20	Lease Agreement between Biophan and High Technology of Rochester, Inc.	(43)

10.21	Lease between Schoen Place LLC and Biophan Technologies, Inc.	(44)

10.22	Amendment No. 1 to Lease between Schoen Place LLC and Biophan Technologies, Inc.	(45)

10.23	Severance and Covenants Agreement between Biophan and Michael L. Weiner dated October 3, 2007	(46)

10.24	** Executive Employment Agreement between Biophan and Jeffrey L. Helfer dated June 6, 2002	(47)

10.25	** Executive Employment Agreement between Biophan and Stuart G. MacDonald dated June 6, 2002	(48)

10.26	** Executive Employment Agreement between Biophan and John F. Lanzafame effective as of September 9, 2004	(49)

10.27	** Amendment to Executive Employment Agreement, between Biophan and John F. Lanzafame, dated September 10, 2007	(50)

10.28	** Executive Employment Agreement dated as of January 1, 2006 between Biophan and Jeffrey L. Helfer	(51)

10.29	** Employment Agreement dated February 24, 2005 among aMRIs GmbH, Dr. Michael Friebe and Biophan	(52)

10.30	Intellectual Property Assignment Agreement, dated August 6, 2007, by and between Biophan Technologies, Inc. and with Medtronic, Inc.	(53)

10.31	Amendment to Executive Employment Agreement by and between Biophan Technologies, Inc. and John F. Lanzafame, dated September 10, 2007.	(54)

10.32	Securities Purchase Agreement, dated October 2, 2007, by and between Biophan Technologies, Inc. and Myotech, LLC	(56)

10.33	Severance and Covenants Agreement dated October 3, 2007	(57)

16.1	Letter regarding change in accountant from Goldstein Golub Kessler LLP	(64)

21.1	Subsidiaries	(59)

23.1	Consent of Sichenzia Ross Friedman Ference LLP (See Exhibit 5.1)

23.2	Consent of Goldstein Golub Kessler LLP	*

23.3	Consent of Freed Maxick & Battaglia, PC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	*

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	*

* Filed herewith
** May be deemed a compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended February 29, 2000 (the "2000 10-KSB").

(2) Incorporated by reference to Exhibit 3.1(i) to Form 8-K filed on December 15, 2000.

(3) Incorporated by reference to Exhibit 3.1(i) to Form 8-K filed on August 27, 2001.

(4) Incorporated by reference to Exhibit 3.4 to Form S-1/A filed on May 24, 2007.

(5) Incorporated by reference to Exhibit 3.2 to Form 10-SB filed on May 13, 1999.

(6) Incorporated by reference to Exhibit 4.21 to Form 10-KSB/A for the year ended February 28, 2005 (the "2005 10-KSB").

(7) Incorporated by reference to Exhibit 4.1 to Form 8-K filed January 9, 2006.

(8) Incorporated by reference to Exhibit 10.50 to the 2005 10-KSB.

(9) Incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended November 30, 2005 (the "Q3'05 10-Q").

(10) Incorporated by reference to Exhibit 4.22 to the 2005 10-KSB.

(11) Incorporated by reference to Exhibit 4.3 to the Q3'05 10-Q.

(12) Incorporated by reference to Exhibit 4.23 to the 2005 10-KSB.

(13) Incorporated by reference to Exhibit 4.1 to the Q3'05 10-Q.

(14) Incorporated by reference to Exhibit 4.1 to Form 8-K filed January 25, 2006 (the "January 25, 2006 8-K").

(15) Incorporated by reference to Exhibit 10.2 to Form 8-K filed October 13, 2006 (the "October 13, 2006 8-K").

(16) Incorporated by reference to Exhibit 4.2 to the January 25, 2006 8-K.

(17) Incorporated by reference to Exhibit 10.3 to the October 13, 2006 8-K.

(18) Incorporated by reference to Exhibit 4.3 to the January 25, 2006 8-K.

(19) Incorporated by reference to Exhibit 10.4 to the October 13, 2006 8-K.

(20) Incorporated by reference to Exhibit 4.2 to the October 13, 2006 8-K.

(21) Incorporated by reference to Exhibit 4.3 to the October 13, 2006 8-K.

(22) Incorporated by reference to Exhibit 4.4 to the October 13, 2006 8-K.

(23) Incorporated by reference to Exhibit 4.1 to Form 8-K filed February 27, 2007 (the "february 27,2007 8-K")

(24) Incorporated by reference to Appendix A to Proxy Statement filed on Schedule 14A on June 28, 2005.

(25) Incorporated by reference to Appendix A to Proxy Statement filed on Schedule 14A on June 21, 2006.

(26) Incorporated by reference to Exhibit 2.4 to the 2005 10-KSB.

(27) Incorporated by reference to Exhibit 4.10 to the 2005 10-KSB.

(28) Incorporated by reference to Exhibit 4.20 to the 2005 10-KSB.

(29) Incorporated by reference to Exhibit 4.5 to Form 10-Q for the period ended August 31, 2005.

(30) Incorporated by reference to Exhibit 4.1 to the October 13, 2006 8-K.

(31) Incorporated by reference to Exhibit 10.1 to the October 13, 2006 8-K.

(32) Incorporated by reference to Exhibit 10.1 to the February 27, 2007 8-K.

(33) Incorporated by reference to Exhibit 10.50 to Registration Statement on Form SB-2 (File No. 333-109592) filed on October 9, 2003.

(34) Incorporated by reference to Exhibit 10.28 to Amendment No. 2 to Registration Statement on Form SB-2/A (File No. 333-102526) filed on May 1, 2003.

(35) Incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form SB-2/A (File No. 333-102526) filed on March 14, 2003.

(36) Incorporated by reference to Exhibit 10.46 to the amended 2005 10-KSB.

(37) Incorporated by reference to Exhibit 10.2 to Amended Form 10-Q for the period ended August 31, 2005, filed January 9, 2006.

(38) Incorporated by reference to Exhibit 10.48 to the 2005 10-KSB.

(39) Incorporated by reference to Exhibit 10.1 to the Q3'05 10-Q.

(40) Incorporated by reference to Exhibit 10.2 to the Q3'05 10-Q.

(41) Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 8, 2006.

(42) Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-112678) filed on April 9, 2004.

(43) Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 3, 2004.

(44) Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form SB-2/A (File No. 333-102526) filed on March 14, 2003.

(45) Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 9, 2006.

(46) Incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 8, 2007.

(47) Incorporated by reference to Exhibit 10.7 to Form 10-QSB for the period ended May 31, 2002 (the "Q1'02 10-QSB").

(48) Incorporated by reference to Exhibit 10.8 to the Q1'02 10-QSB.

(48) Incorporated by reference to Exhibit 10.9 to the Q1'02 10-QSB.

(49) Incorporated by reference to Exhibit 10.49 to the 2005 10-KSB.

(50) Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 13, 2007.

(51) Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 26, 2006.

(52) Incorporated by reference to Exhibit 10.47 to the 2005 10-KSB.

(53) Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2007.

(54) Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 13, 2007.

(55) Incorporated by reference to Exhibit 4.5 and 4.6 to Form 8-K filed October 5, 2007.

(56) Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 5, 2007.

(57) Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 9, 2007.

(58) Incorporated by reference to Exhibit 10.16 to Form S-1 filed November 13, 2006.
(59) Incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended February 28, 2007 filed on May 8, 2007.
(60) Incorporated by reference to Exhibit 10.1 to Form S-8, filed March 24, 2008.
(61) Incorporated by reference to Exhibit 5.1 to Form S-8, filed March 24, 2008.
(62) Incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, filed October 25, 2007.
(63) Incorporated by reference to Exhibit 10.1 to Form 8-K, Filed November 9, 2007.
(64) Incorporated by reference to Exhibit 16.1 to Form 8-K, filed on September 13, 2007.