Form 10-Q
period 2008-05-31
BIOPHAN TECHNOLOGIES INC
filed 2008-07-14
CIK 1084000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

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

Class outstanding as of July 10, 2008 - Common Stock, $.005 par value: 174,040,411

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets, May 31, 2008 (Unaudited) and February 29, 2008	1

Condensed Consolidated Statements of Operations, Three Months Ended May 31, 2008 and 2007 (Unaudited), and from August 1, 1968 (Date of Inception) through May 31, 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows, Three Months Ended May 31, 2008 and 2007 (Unaudited), and from August 1, 1968 (Date of Inception) through May 31, 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4. Controls and Procedures	16

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	18

ITEM 1A. Risk Factors	18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3. Defaults Upon Senior Securities	18

ITEM 4. Submission of Matters to a Vote of Security Holders	18

ITEM 5. Other Information	18

ITEM 6. Exhibits	18

SIGNATURES	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	February 29,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,652,497	$6,970,205
Accounts receivable	179,858	114,566
Prepaid expenses	73,705	103,212
Other current assets	81,120	44,437
Total current assets	5,987,180	7,232,420
Property and equipment, net	277,531	309,692
Other assets:
Intangible assets, net of amortization:
Myotech, LLC	16,602,279	17,120,242
Other	1,297,419	1,320,128
Deferred financing costs, net of amortization of $807,516 and $683,283, respectively	724,694	848,927
Deposits	206	206
	18,624,598	19,289,503
Total assets	$24,889,309	$26,831,615
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of capital lease obligation	$11,423	$10,885
Current portion of senior secured convertible notes payable, net of discount of $1,462,230 and $1,297,913, respectively	1,033,151	1,428,251
Accounts payable and accrued expenses	1,216,210	1,110,680
Note payable	58,290	58,864
Line of credit - former related party	1,200,000	1,200,000
Due to related parties	137,247	126,717
Deferred revenue	145,833	208,333
Total current liabilities	3,802,154	4,143,730
Long-term debt:
Capital lease obligation	11,471	14,795
Senior secured convertible notes payable, net of discount of $383,095 and $853,599	270,679	345,628
Total liabilities	4,084,304	4,504,153

Minority interest	6,670,405	7,053,950

Stockholders' equity:
Common stock, $.005 par value:
Authorized, 250,000,000
Issued, 146,814,918 and 119,128,504 shares, respectively	734,075	595,643
Additional paid-in capital	78,990,503	78,015,527
	79,724,578	78,611,170
Less treasury stock, 4,923,080 shares, at cost	(8,467,698)	(8,467,698)
	71,256,880	70,143,472
Deficit accumulated during the development stage	(57,122,280)	(54,869,960)
Total stockholders' equity	14,134,600	15,273,512
Total liabilities and stockholders' equity	$24,889,309	$26,831,615

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Period from August 1, 1968 (date of inception) to
	May 31, 2008		May 31, 2007	May 31, 2008
Revenues:
Sale of intellectual property		$-	$-	$11,000,000
Development fees		45,000	-	420,000
License fees		62,500	62,500	1,354,166
Grant revenues		-	50,000	100,000
Testing services and consulting fees		114,214	59,833	1,142,622
		221,714	172,333	14,016,788
Operating expenses:
Research and development		1,028,315	1,319,947	25,473,641
General and administrative		1,033,139	1,487,670	30,830,014
Write-down of intellectual property rights		-	-	530,000
		2,061,454	2,807,617	56,833,655
Operating loss		(1,839,740)	(2,635,284)	(42,816,867)
Other income(expense):
Interest income		32,910	15,441	388,760
Interest expense		(762,172)	(1,384,901)	(18,359,056)
Additional expense related to warrants		-	-	(7,304,105)
Change in fair value of warrant liability		-	4,339,214	9,657,278
Loss on extinguishment of debt		-	-	(3,859,240)
Gain on sale of investment		-	-	337,250
Liquidated damages		-	(652,500)	(652,500)
Other income		46,962	28,175	1,347,117
Other expense		(7,177)	-	(77,705)
		(689,477)	2,345,429	(18,522,201)
Loss from continuing operations before minority interest in subsidiaries		(2,529,217)	(289,855)	(61,339,068)
Minority interest in subsidiaries		276,897	471,819	4,306,145
Income (loss) from continuing operations		(2,252,320)	181,964	(57,032,923)
Loss from discontinued operations		-	-	(89,357)
Net income (loss)		$(2,252,320)	$181,964	$(57,122,280)

Net income (loss) per common share:
Basic		$(0.02)	$0.00
Diluted	$	n/a	$0.00
Weighted average shares outstanding:
Basic		131,071,518	78,508,619
Diluted		n/a	78,886,445

See Notes to Condensed Consolidated Financial Statement

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended May 31,		Period from August 1, 1968 (date of inception) to May 31,
	2008	2007	2008
Cash flows from operating activities:
Net income (loss)	$(2,252,320)	$181,964	$(57,122,280)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization of intangible assets	293,141	368,011	3,495,510
Amortization of deferred financing costs	124,233	124,233	807,516
Depreciation and amortization	26,053	31,066	402,711
Loss on disposal of equipment	7,177	-	24,858
Gain on sale of investment	-	-	(337,250)
Non-cash charge related to warrants	-	-	7,304,105
Change in fair value of warrant liability	-	(4,339,214)	(9,657,278)
Realized and unrealized losses on marketable securities	-	-	66,948
Loss on extinguishment of debt	-	-	3,859,240
Amortization of discount on senior secured convertible notes	306,187	1,005,774	9,092,2381
Write-down of intellectual property rights	-	-	530,000
Amortization of discount on payable to related party	-	-	2,887,555
Issuance of common stock for services	59,544	-	724,302
Fair value of beneficial conversion feature of debt	-	-	3,021,197
Issuance of common stock for interest	224,214	-	1,646,460
Grant of stock options for services	53,414	347,643	9,374,673
Expenses paid by stockholder	-	-	2,640
Change in investment in subsidiary, net	140,883	-	265,908
Minority interest	(276,897)	(482,611)	(4,306,145)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(65,292)	9,021	(172,358)
(Increase) decrease in due from related parties	-	27,2461	(59,300)
(Increase) decrease in prepaid expenses	29,507	57,321	(73,705)
(Increase) decrease in other current assets	(36,683)	(20,414)	(39,782)
(Increase) decrease in deposits	-	3,498	2,043
Increase (decrease) in accounts payable and accrued expenses	105,530	1,124,670	656,204
Increase (decrease) in due to related parties	10,530	(28,096)	93,751
Increase (decrease) in deferred revenues	(62,500)	(62,500)	145,833
Net cash used in operating activities	(1,313,279)	(1,652,388)	(27,364,406)

(Continued on Following Page)

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended May 31,		Period from August 1, 1968 (date of inception) to May 31,
	2008	2007	2008
Cash flows from investing activities:
Purchases of property and equipment	(1,069)	(6,984)	(645,986)
Sales of marketable securities	-	-	2,369,270
Purchase of investment	-	-	(100,000)
Proceeds from sale of investment	-	-	437,250
Acquisition costs of intangible assets	-	-	(616,583)
Cash paid for investment in Myotech, net of cash received of $19,408	-	-	(280,594)
Cash paid for acquisition of Biophan Europe, net of cash received of $107,956	-	-	(258,874)
Purchases of marketable securities	-	-	(2,436,218)
Net cash used in investing activities	(1,069)	(6,984)	(1,531,735)
Cash flows from financing activities:
Proceeds of bridge loans	-	-	986,500
Loan from stockholder	-	-	143,570
Line of credit borrowing from related party	-	-	7,980,950
Line of credit payments	-	-	(2,072,500)
Proceeds of convertible notes payable	-	-	7,250,000
Proceeds (payments) on debt and notes payable	(574)	(17,957)	(528,925)
Payments of capital lease obligation, net	(2,786)	(868)	(4,155)
Proceeds from sales of capital stock	-	-	19,438,849
Exercise of options	-	-	658,467
Exercise of warrants	-	-	1,142,451
Swing profits	-	-	696,087
Deferred financing costs	-	-	(1,030,120)
Deferred equity placement costs	-	-	(112,536)
Net cash provided by (used in) financing activities	(3,360)	(18,825)	34,548,638
Net increase in cash and equivalents	(1,317,708)	(1,678,197)	5,652,497
Cash and equivalents, beginning	6,970,205	2,418,551	—
Cash and equivalents, ending	$5,652,497	$740,354	$5,652,497

(Continued on Following Page)

See Notes to Condensed Consolidated Financial Statements

 BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended May 31,		Period from August 1, 1968 (date of inception) to May 31,
	2008	2007	2008
Supplemental schedule of cash paid for:
Interest	$5,489	$-	$251,538
Supplemental schedule of non-cash investing and financing activities:

Allocation of proceeds from line of credit - related party to beneficial conversion feature and warrants	$-	$-	$2,812,555
Allocation of proceeds from notes payable and warrants	$-	$-	$7,250,000
Change in fair value of warrants reclassified from equity to warrants liability	$-	$-	$755,876
Capital lease obligation	$-	$7,186	$34,235
Change in fair value of derivative liability	$-	$6,154,792	$6,154,792
Discount on senior secured convertible notes	$-	$-	$2,636,612
Forgiveness of debt - line of credit	$-	$-	$1,050,000
Issuance of common stock upon conversion of line of credit loans	$-	$-	$4,158,450
Issuance of common stock for principal payments for senior secured convertible notes	$776,236	$-	$3,713,630
Issuance of common stock for the acquisition of initial 35% interest in Myotech, LLC	$-	$-	$8,467,698
Issuance of common stock in satisfaction of accounts payable	$-	$-	$302,854
Liabilities assumed in conjunction with acquisition of 51% interest in Biophan Europe and certain intellectual property rights	$-	$-	$178,384
Issuance of common stock upon conversion of bridge loans	$-	$-	$1,142,068
Acquisition of intellectual property	$-	$-	$425,000
Intellectual property acquired through issuance of capital stock and assumption of related party payable	$-	$-	$175,000

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of May 31, 2008 and for the three months ended May 31, 2008 and 2007 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply when the differences are expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective March 1, 2007. The adoption of FIN48 did not have a material effect on it’s consolidated financial position or results of operations as the Company has no unrecognized tax liabilities and has not incurred any interest or penalties in any of its tax jurisdictions. It is the Company policy to charge interest and penalties incurred on the underpayment of income taxes to interest expense and other expense, respectively. The Company has open tax years beginning in fiscal years ended February 28, 2005 through February 29, 2008. The Company is currently being audited by certain state tax authorities for the 2006 tax year.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

RECENT ACCOUNTING PRONOUNCEMENTS:

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company chose not to apply the provisions of SFAS No. 159.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, which clarifies the method and timing for recognition of nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In particular, it addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted the consensus in this Issue on March 1, 2008

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS Nos. 141(R) and SFAS 160 will be applied prospectively to business combinations with an acquisition date after the effective date. The adoption of SFAS Nos. 141(R) and 160 are expected to have an impact on the Company’s financial statements for current and future subsidiary investments.

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
MAY 31, 2008

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

On May 1, 2008 Biophan purchased an additional 618,000 units for $200,000 increasing ownership to 68.9%. Subsequent to the quarter ended May 31, 2008 Biophan purchased an additional 1,236,000 units for $400,000 increasing ownership to 70.6%.

Prior to our obtaining a majority interest, we determined Myotech was a Variable Interest Entity within the meaning of FIN 46(R) and the Company is the primary beneficiary (as defined in FIN 46(R)). Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.

The following is selected financial data for Myotech, LLC for the three months ended:

	May 31,
	2008	2007
Total current assets	$128,448	$46,594
Intangible assets, net of amortization	21,352,088	22,729,640
Other assets	112,487	178,907
Total assets	$21,593,023	22,955,141
Current liabilities	$153,676	$375,341
Equity	21,439,346	22,579,800
	$21,593,023	$22,955,141
Net loss from operations	$(869,438)	$(956,632)

LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement (LOC #1) with Biomed Solutions, LLC, at the time a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Upon the resignation of Biophan’s former CEO, Michael Weiner, on October 3, 2007 Biomed was no longer deemed a related party. Borrowings under the line bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants which was valued utilizing the Black-Scholes Option Pricing Model. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at May 31, 2008 and 2007.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

On January 24, 2006, we entered into an additional Line of Credit Agreement (the "Line of Credit Agreement")(LOC #2) with Biomed Solutions, LLC, pursuant to which Biomed committed to make advances to us, in an aggregate amount of up to $5,000,000. Amounts borrowed bear interest at the rate of 8% per annum, and principal and interest were convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expired on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) became due and payable. In connection with the establishment of the credit facility, we issued to Biomed a warrant to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company recorded a discount on the borrowings of $1,678,425 due to the beneficial conversion feature of the note as well as for the value of the warrant.

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendment reduced the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which was effective May 9, 2007. On July 19, 2007, Biomed converted $2,180,000 of principal and $195,899 of accrued interest into a total of 3,546,118 shares of our common stock leaving a balance outstanding at August 31, 2007 of $1,750,000. On November 5, 2007, Biophan and Biomed entered into a Settlement Agreement with SBI to settle all claims, causes of action and disputes between and among them. As a result of SBI’s forgiveness of Biomed’s debt, Biomed forgave $1,050,000 of the Biophan’s Line of Credit leaving a balance outstanding of $700,000 as of May 31, 2008 and $3,930,000 at May 31, 2007. This forgiveness of debt by Biomed, a stockholder of the Company at that time, was recorded as a credit to additional paid-in capital in stockholders’ equity.

The total balance of borrowings on the lines of credit was $1,200,000 and $4,430,000 at May 31, 2008 and 2007, respectively.

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

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors had elected to exercise these one-year warrants, they would have received additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. These one year warrants expired May 7, 2008. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allowed for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allowed for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, it will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities. The total fair value of the warrants was $14,554,105 which was calculated utilizing the Black-Scholes Option Pricing Model. The Company recorded a discount on the Notes of $7,250,000 for the fair value of the related warrants. The excess of the fair value of the warrants over the carrying value of the notes, which amounted to $7,304,105, was recognized as additional expense related to warrants in the statement of operations for the year ended February 28, 2007. The discount on the Notes is being amortized over the life of the Notes using the effective interest method. The discount amortization for the year ended February 29, 2008 and February 28, 2007 amounted to $3,200,692 and $1,707,066, respectively and is included in interest expense in the accompanying statements of operations.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

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

Upon the issuance of the Fee Warrants, the exercise prices of the five-year warrants issued to the investors pursuant to the Purchase Agreement (the "Original Warrants") for the purchase of an aggregate of 10,820,896 shares of our common stock were automatically adjusted from $0.81 per share and $0.89 per share, respectively, to $0.51 per share, and the number of shares of our common stock issuable upon exercise of the Original Warrants was automatically adjusted, proportionately, to an aggregate of 18,034,830 shares. In the Forbearance Agreement, the investors waived, with respect to the issuance of the Fee Warrants, application of similar anti-dilution adjustments contained in the Notes and in a third series of warrants for the purchase, on or before October 12, 2007, of an aggregate of 10,820,896 additional shares of our common stock at an exercise price of $0.67 per share (the "One Year Warrants"). Collins Stewart, LLC, formerly known as C.E. Unterberg Towbin, which holds a warrant for the purchase of 865,672 shares of our common stock at an exercise price of $0.67 per share, issued to it in connection with its services as exclusive placement agent under the Purchase Agreement, separately agreed to waive, with respect to the issuance of the Fee Warrants, application of the anti-dilution provisions set forth in that warrant. Because the anti-dilution adjustment to the Original Warrants is accounted for as a modification of the Original Warrants, we recorded an expense in the amount of $5,318,064 for this modification in the period ended February 28, 2007.

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment, we agreed to amend the Notes to provide that even if we elect to make a monthly installment payment in cash, the holder will have the right to request payment in common stock of the Company. In addition, the Conversion Price was reduced to $0.15. As of May 31, 2008 2,440,000 shares have been converted at $0.15.  The Amendment also amended the warrants to reduce the exercise prices of the various warrants to $0.23. In exchange for the foregoing, the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell such intellectual property. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic, Inc. For accounting purposes, these amendments as they pertain to re-pricing of the convertible debt and warrants, have been treated as an extinguishment of the old debt. Accordingly, during fiscal 2008 the remaining unamortized discount on the old debt of $3,352,581 was written off, a loss on extinguishment of $3,189,187 on the old debt was recognized, and a new discount in the amount of $2,636,612 was recorded. In addition, a beneficial conversion charge to interest expense was recorded in the amount of $3,021,197.

On February 7, 2008, the Securities Purchase Agreement was amended further to, among other things, allow the Company to withdraw the Registration Statement on Form S-1 (SEC File Number 333-146930) which was filed with the Securities and Exchange Commission on October 25, 2007 on behalf of the Investors, without any liquidated damages or penalties or further obligations to file a registration statement in connection with any securities held by the Investors. While the Registration Statement was pending, in order to continue to satisfy its payment obligations to the Investors under the Agreement, the Company issued 11,869,235 shares of its common stock from November 30, 2007 through February 29, 2008. The shares were issued without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of such Act. In exchange, we agreed to change the definition of Market Price if the average for the 20 Trading Days ending immediately prior to the applicable Principal Payment Date is below $0.15 (the conversion price). Market Price will be calculated on 80% of the arithmetic average of the VWAP for each of the 20 Trading Days ending immediately prior to the applicable Principal Payment Date. The discount from the market price of 20% is recognized as additional interest expense.

The outstanding principal on the senior secured convertible notes was $3,149,155 and $7,250,000 at May 31, 2008 and 2007, respectively.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

FAIR VALUE OF WARRANT LIABILITY:

In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we have recorded a liability for the fair value of the warrants related to the Senior Secured Convertible Notes from time to time in order to provide for the possibility that we would not be able to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement because we did not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, if we did not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants, if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we would be required to reclassify warrants from equity to a warrant liability account and based on the fair value of the warrants at the time, reverse this transaction when the condition no longer exists.

On May 31, 2008 and February 29, 2008, the Company was not required to record a warrant liability as defined by EITF 00-19.

STOCKHOLDERS' EQUITY:

Event	Number of Shares Issued	Common Stock	Additional Paid in Capital
Balance at February 29, 2008	114,205,424	$595,643	$78,015,527
Shares issued for principal and interest on convertible notes	26,138,910	130,694	869,756
Shares issued to directors	900,000	4,500	31,500
Shares issued for services	647,504	3,238	20,306
Stock option expense	-	-	53,414
Balance at May 31, 2008	141,891,838	$734,075	$78,990,503

STOCK-BASED COMPENSATION PLANS:

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $53,414 for the quarter. The related impact on basic and diluted earnings per share for the quarter ended May 31, 2008 was a reduction of $0.0004. There was no impact on the Company's cash flow.

The Company’s stock incentive plans consist of the Biophan Technologies, Inc. 2001 Stock Option Plan and the Biophan Technologies, Inc. 2006 Incentive Stock Plan (the "Plans") which are shareholder approved.   In March 2008, the Board of Directors approved and adopted the 2008 Incentive Stock Plan reserving 10,000,000 which has not yet been approved by stockholders. The Plans provide for the grant of incentive and non-qualified stock options to selected employees, and the grant of non-qualified options and other stock-based awards to selected consultants and to directors and advisory board members. The Plans are administered by the Compensation Committee of the Board and authorizes the grant of options or restricted stock awards for 13,000,000 shares under the 2001 Plan, 7,500,000 shares under the 2006 Plan and 10,000,000 shares under the 2008 Plan. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plans, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans. The Company tends to fund exercised options with previously unissued shares. Non-employee directors also receive periodic restricted stock grants pursuant to the automatic grant program in effect for them under the 2008 Plan. Some of the Company's outstanding option agreements contain performance milestones as a condition for vesting. In accordance with Statement of Accounting Standard No. 123(R), "Share Based Payments," the Compensation Committee periodically evaluates the probability these milestones will be met and records compensation expense when it is determined that the condition is probable of being satisfied. During the quarter ended May 31, 2008, none of the criteria for vesting of outstanding performance options were met.

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

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

There were no options granted during the quarter ended May 31, 2008. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the quarter ended May 31, 2007:

Risk-free interest rates	4.55% - 4.67%
Expected option lives	8 years
Expected volatilities	75.2.% - 81.4%
Expected dividend yields	0.0%

Further information relating to stock options is as follows:

Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding options at 2/29/08	15,503,891	$0.63
Granted	-
Exercised	-
Forfeited/expired	-
Outstanding options at 5/31/08	15,503,891	$0.63	7.12

Exercisable on May 31, 2008	13,302,224	$0.58	7.14

The following table summarizes our non-vested stock option activity for the quarter ended May 31, 2008

Non-vested stock option activity
		Wt'd Avg Grant-Date
	No of Shares	Fair Value
Non-vested stock options at 2/29/08	1,941,667	$0.73
Granted	-
Vested	(740,000)	$0.21
Forfeited/expired	-
Non-vested stock options at 5/31/08	1,201,667	$1.09

As of May 31, 2008 there was approximately $122,000 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of .08 years.

The options have contractual terms ranging from five to ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at May 31, 2008 as the market price of the Company's common stock was below the weighted-average exercise price of options. Total intrinsic value of options exercised was $0 for the quarter ended May 31, 2008 as there were no options exercised.

At May 31, 2008, shares available for future stock option grants to employees and others under our 2001 Stock Option Plan, our 2006 Incentive Stock Plan and 2008 Incentive Stock Plan were 44,480 and 26,566 and 8,452,496, respectively.

EARNINGS PER SHARE:

If the Company had generated earnings during the three-month period ended May 31, 2008, no common stock equivalent shares would have been added to the weighted average shares outstanding as no options have exercise prices below the average fair value of the Company’s stock during the period.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

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

On April 17, 2008, the Company reached an agreement to terminate the Company’s forward funding commitments with Biophan Europe GmbH. As a result, it's likely the Company's ownership percentage in Biophan Europe will be reduced and the Company will no longer be required to consolidate this entity. Management believes this will not have a material effect on the Company's condensed consolidated financial statements in future periods. In addition, on May 5, 2008 Biophan Europe settled a dispute with a minority shareholder whereby Biophan Europe paid the shareholder $80,000 and agreed to issue 150,000 shares of the Company’s stock. valued at approximately $2,250. The settlement will allow Biophan Europe to pursue future funding of its operations without restrictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

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

COMPANY BUSINESS

During the three-month period ended May 31, 2008, we accomplished the following:

• We have continued collaboration with Myotech, LLC on development of the Myotech Circulatory Support System (CSS), a life-saving device that provides benefits and competitive advantages not possible with other circulatory support devices. In the past, first generation prototype versions of this technology (Direct Mechanical Ventricular Actuation) have saved human lives and hold tremendous promise of the treatment of acute heart failure. On April 23, 2008, we announced approval to move to the next stage of development of the Myotech CSS, allowing investment of an additional $2 million in Myotech for implementation of a plan to be on the market as soon as 24 to 30 months.

• We recognized approximately $222,000 in revenue from licensing, grants, development payments, MRI testing, and consulting fees.

• Our subsidiary Biophan Europe has continued development of an MRI image compatible stent, capable of being imaged with MRI to detect the presence of restenosis (blood vessel narrowing) and blood clots after implantation. Biophan Europe is also developing an MRI visible heart valve, including the ability to place the valve under MRI guidance, which provides significant advantages over existing imaging procedures. Our technologies to enable stent and heart valve visibility are licensed exclusively to Boston Scientific (NYSE:BSX). Biophan Europe is also continuing development of an MRI image compatible vena cava filter, which allows MR imaging of blood clots that may be present in the filter to help ensure the safe removal of the device, in addition to an occluder device that can also be imaged and implanted under MRI guidance to treat conditions such as PFO (patent foramen ovale) and atrial septal defects.

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

Biophan's Board approved the purchase of the patent assets of Nanoset LLC that had previously been exclusively licensed for medical applications.  The purchase allows Biophan to exploit the technology disclosed in these patents and applications in non-medical markets and eliminates the annual royalty minimum payments.  The Nanoset patents cover the compositions of matter, manufacturing methods, and device designs that employ nanomagnetic materials that can potentially be used to shield against unwanted electromagnetic energy, enhance the quality of magnetic resonance images of implanted devices such as stents, or be used as contrast media for MRI procedures.

Other programs, such as the biothermal power supply that we have been developing with NASA, will take longer to develop, and we have decided to fund these projects through either government grants, strategic partners, or other structures that do not divert focus and resources from our short-term goals of capitalizing on our core business. We have aggressively filed grant applications to help fund the development of our early stage technologies.

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

On April 17, 2008, the Company reached an agreement to terminate the Company’s forward funding commitments with Biophan Europe GmbH. As a result, it's likely the Company's ownership percentage in Biophan Europe will be reduced and the Company will no longer be required to consolidate this entity. Management believes this will not have a material effect on the Company's condensed consolidated financial statements in future periods.

RESULTS OF OPERATIONS

The following comments discuss the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the three months ended May 31, 2008 as compared to the three months ended May 31, 2007.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2008 AND 2007

Revenue

Revenues were approximately $222,000 for the three months ended May 31, 2008 as compared to $172,000 for the three months ended May 31, 2007. The increase is due to a transitional services agreement the Company has with Medtronics, Inc. in connection with the sale of intellectual property to Medtronics for $11,000,000 during fiscal 2008. Pursuant to the agreement the Company receives $15,000 per month for technical support through September 2008 .

Research and Development.

Research and development expenses decreased by 22%, to approximately $1,028,000 for the three months ended May 31, 2008 from approximately $1,320,000 for the three months ended May 31, 2007. This decrease is primarily attributable to decreased salaries of $153,000, reduced spending on several research and development projects of $96,000, and reduced non-cash stock option expense of $68,000. Trends going forward, (i.e. The company anticipates that research and development expenditures will gradually begin to trend upward as the company gets closer to commercialization of its CSS technology. These expenditures will be dependent on the Company’s ability to continue to funds these expenses through existing working capital and future capital raises.

General and Administrative

General and administrative expenses decreased by 30% to approximately $1,033,000 for the three months ended May 31, 2008 from approximately $1,488,000 for the three months ended May 31, 2007. This decrease is primarily attributable to decreased salaries of $141,000, decreased spending for travel of $46,000, professional services of $38,000, and reduced non-cash stock option expense of $222,000. These amounts are in addition to general reductions in spending for almost all other categories. The Company continues to monitor and reduce its general and administrative expenses to provide maximum working capital to fund its research and development efforts.

Other Income and Expense

Interest Expense. We incurred interest expense amounting to approximately $762,000 for the three months ended May 31, 2008 compared to $1,385,000 for the three months ended May 31, 2007. The reduction pertained primarily to the conversion or repricing of the senior secured convertible notes which will continue until their maturity in October 2009.

Change in Fair Value of Warrant Liability. We have not been required to recognize a fair value derivative liability for the three months ended May 31, 2008. See discussion above regarding “Fair Value of Warrant Liability”.

Minority Interest in Subsidiaries. The decrease in this line-item is a direct effect of allocating the decreased losses incurred by Myotech to the interest of the owners of Myotech other than Biophan. This minority interest in the losses of Myotech will continue to decrease as the Company increases its planned equity ownership in Myotech to 75%.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

LIQUIDITY

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with 10 independent private investors led by Iroquois Master Fund Ltd (“Iroquois”). Pursuant to the Amendment and related agreements, certain events of default were cured and the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell certain intellectual property to Medtronic, Inc. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic. On October 5, 2007, we closed the transaction contemplated by the Intellectual Property Assignment Agreement, sold the foregoing intellectual property to Medtronic and received an aggregate of $11,000,000 as the sale price. At May 31, 2008, we have a cash balance $5,700,000 and a working capital position of approximately $2,200,000.

Since October 2007, Biophan instituted a cost reduction program that includes a significant reduction in quarterly recurring operating expenses to a cap of $600,000 per quarter currently. In addition, Biophan has reduced its investments in several product lines and pursued alternative funding vehicles in support of other projects.

We have also reorganized our efforts on funding the development of the Myotech Cardiac Support System device. On October 2, 2007, we entered into a revised Securities Purchase Agreement with Myotech, LLC in which we hold a 68.9% interest as of May 31, 2008. Pursuant to the Agreement, we agreed to purchase from Myotech an aggregate of 15,496,547 membership units for an aggregate purchase price of $3,200,000. In accordance with the Agreement, we received an additional 5,000,000 Class A Membership Units and an additional 4,316,547 Class A Membership Units upon the payment of an aggregate initial purchase price of $1,200,000. Thereafter, upon the satisfaction of certain conditions, Biophan will purchase an additional 6,180,000 Class A Membership Units of Myotech for a purchase price of $2,000,000. As a result of these investments, our ownership percentage in Myotech will increase to approximately 75%.

We believe the Company has adequate working capital resources for the upcoming twelve to eighteen months of operations.

CAPITAL RESOURCES

Our current strategic plan does not indicate a need for material capital expenditures to conduct planned research and development activities.

We currently employ thirteen full-time individuals, twelve in the U.S. and one in Europe.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of May 31, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of the material weakness set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weakness described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of February 29, 2008 (the last annual Management’s Assessment of Internal Control over Financial Reporting) . In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weakness in the Company’s internal control over financial reporting as of February 29, 2008:

The Company did not maintain effective controls over accounting for income taxes, specifically the application of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes “ (as Amended), which requires management to 1.) identify and evaluate the tax implications of non-routine transactions, including those related to the acquisition of interest in subsidiaries and the senior secured convertible debt, among others, 2.) evaluate net operating loss carryforwards, 3.) prepare the provision for income taxes and income taxes payable (where applicable) including tax reserves, return to provision adjustments, and 4.) reconcile all differences between tax and financial reporting basis of its assets and liabilities, with its deferred income tax assets and liabilities. Company management does not possess the requisite knowledge or experience to adequately address the financial statement risks associated with certain complex transactions and as a consequence relied on the help of outside advisors (other than their independent auditors) to properly state the Company’s financial statements.

As a result of the material weaknesses described above, our management concluded that as of February 29, 2008, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

The annual report included on Form 10-K referred to above did not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in the aforementioned annual report on the Company’s Form 10-K filed with the SEC on June 13, 2008.

Plan for Remediation of Material Weaknesses.

In response to the identified material weakness, management, with oversight from the Company’s audit committee, plans to improve internal controls over accounting for income taxes by formalizing a periodic tax review process that includes the development of formalized policies and procedures, required periodic consultation with qualified outside advisors, documentation standards and workpaper review and approval guidelines. In addition, the Company intends to provide tax training and educational opportunities to Company employess to enhance internal awareness of tax-specific matters.

Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in the Company's Form 10-K for the fiscal year ended February 29, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On July 14, 2008, the Company issued a press release announcing the retirement of Robert J. Wood as the Company’s Chief Financial Officer effective July 15, 2008, and the appointment of Margaret V. Russell as the Company’s new Chief Financial Officer.  Ms. Russell also was elected by the Board of Directors as a Vice President and Treasurer of the Company effective July 15, 2008.  A copy of the press release is filed herewith as Exhibit 99.1.

 ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Location

31.1	Certification of principal executive officer	Filed herewith
pursuant to Rule 13a-14(a)

31.2	Certification of principal financial officer	Filed herewith
pursuant to Rule 13a-14(a)

32.1	Certification of principal executive officer	Filed herewith
pursuant to Rule 13a-14(b) and 18 U.S.C.
Section 1350

32.2	Certification of principal financial officer	Filed herewith
pursuant to Rule 13a-14(b) and 18 U.S.C.
Section 1350

99.1	Press Release, dated July 14, 2008, issued
	by Biophan Technologies, Inc	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPHAN TECHNOLOGIES, INC. (Registrant)

Date: July 14, 2008

By:	/s/ John F. Lanzafame
	Name:	John F. Lanzafame,
	Title:	Chief Executive Officer

By:	/s/ Robert J. Wood
	Name:	Robert J. Wood
	Title:	Chief Financial Officer,
Treasurer and Secretary