Form 10-Q
period 2008-08-31
BIOPHAN TECHNOLOGIES INC
filed 2008-10-14
CIK 1084000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended: August 31, 2008

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

Yes☒ No ☐

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

Class outstanding as of October 10, 2008 - Common Stock, $.005 par value: 243,285,264 shares

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets, August 31, 2008 (Unaudited) and February 29, 2008	1

Condensed Consolidated Statements of Operations, Three Months and Six Months Ended August 31, 2008 and 2007 (Unaudited), and from August 1, 1968 (Date of Inception) through August 31, 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows, Six Months Ended August 31, 2008 and 2007 (Unaudited), and from August 1, 1968 (Date of Inception) through August 31, 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 1A. Risk Factors	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3. Defaults Upon Senior Securities	22

ITEM 4. Submission of Matters to a Vote of Security Holders	22

ITEM 5. Other Information	22

ITEM 6. Exhibits	22

SIGNATURES	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,751,286	$6,970,205
Accounts receivable	264,745	114,566
Prepaid expenses	41,084	103,212
Other current assets	12,527	44,437
Total current assets	5,069,642	7,232,420
Property and equipment, net	212,860	309,692
Other assets:
Intangible assets, net of amortization:
Myotech, LLC	16,063,580	17,120,242
Other	1,274,709	1,320,128
Deferred financing costs, net of amortization of $931,749 and $683,283, respectively	600,461	848,927
Deposits	206	206
	17,938,956	19,289,503
Total assets	$23,221,458	$26,831,615
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$11,947	$10,885
Current portion of senior secured convertible notes payable, net of discount of $1,400,617 and $1,297,913, respectively	937,926	1,428,251
Accrued Interest	468,897	331,548
Accounts payable and other accrued expenses	1,057,720	779,132
Note payable	-	58,864
Current portion of line of credit - former related party	180,000	1,200,000
Due to related parties	136,504	126,717
Deferred revenue	83,333	208,333
Total current liabilities	2,876,327	4,143,730
Long-term debt:
Capital lease obligation	8,280	14,795
Line of credit – former related party, net of current portion	1,020,000	-
Senior secured convertible notes payable, net of discount of $126,638 and $853,599	24,884	345,628
Fair value of warrant liability	524,954	-
Total liabilities	4,454,445	4,504,153

Minority interest	6,230,949	7,053,950

Stockholders' equity:
Common stock, $.005 par value:
Authorized, 250,000,000 Issued, 200,031,382 and 119,128,504 shares, respectively	1,000,157	595,643
Additional paid-in capital	79,613,846	78,015,527
	80,614,003	78,611,170
Less treasury stock, 4,923,080 shares, at cost	(8,467,698)	(8,467,698)
	72,146,305	70,143,472
Deficit accumulated during the development stage	(59,610,241)	(54,869,960)
Total stockholders' equity	12,536,064	15,273,512
Total liabilities and stockholders' equity	$23,221,458	$26,831,615

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended August 31,		Six Months Ended August 31,		Period from August 1, 1968 (date of inception)to
	2008	2007	2008	2007	August 31, 2008
Revenues:
Sale of intellectual property	$—	$—	$—	$—	$11,000,000
Development payments	—	—	45,000	—	420,000
License fees	62,500	62,500	125,000	125,000	1,416,666
Grant revenues	—	25,000	—	75,000	100,000
Testing Services & Consulting fees	45,000	72,518	159,214	132,351	1,187,622
	107,500	160,018	329,214	332,351	14,124,288
Operating expenses:
Research and development	711,355	1,497,837	1,739,670	2,817,784	26,184,996
General and administrative	1,046,575	1,802,753	2,079,714	3,290,423	31,876,589
Write-down of intellectual property rights	—	—	—	—	530,000
	1,757,930	3,300,590	3,819,384	6,108,207	58,591,585
Operating loss	(1,650,430)	(3,140,572)	(3,490,170)	(5,775,856)	(44,467,297)
Other income(expense):
Interest income	21,682	4,990	54,592	20,431	410,442
Interest expense	(678,870)	(1,234,622)	(1,441,042)	(1,714,326)	(19,037,926)
Additional expense related to warrants	—	—	—	—	(7,304,105)
Change in fair value of warrant liability	(501,057)	—	(501,057)	3,434,017	9,156,221
Loss on extinguishment of debt	—	—	—	—	337,250
Debt forgiveness	—	197,614	—	197,614	(3,859,240)
Liquidated damages	—	—	—	(652,500)	(652,500)
Other income	42,701	5,763	89,663	33,939	1,389,818
Other expense	(9,368)	—	(16,545)	—	(87,073)
	(1,124,912)	(1,026,255)	(1,814,389)	1,319,175	(19,647,113)
Loss from continuing operations before minority interest in subsidiaries	(2,775,342)	(4,166,827)	(5,304,559)	(4,456,681)	(64,114,410)
Minority interest in subsidiaries	182,261	253,354	459,158	725,173	4,488,406
Loss from continuing operations	(2,593,081)	(3,913,473)	(4,845,401)	(3,731,508)	(59,626,004)
Gain from discontinued operations	105,120	—	105,120	—	15,763
Net loss	$(2,487,961)	$(3,913,473)	$(4,740,281)	$(3,731,508)	$(59,610,241)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.05)

Weighted average shares outstanding	174,871,171	83,827,197	154,847,870	81,167,908

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31,		Period from August 1, 1968 (date of inception) to August 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(4,740,281)	$(3,731,508)	$(59,610,241)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	581,510	736,022	3,783,879
Amortization of deferred financing costs	248,466	248,466	931,749
Depreciation and amortization	41,962	60,618	418,620
Loss on disposal of equipment	11,437	-	29,118
Gain on sale of investments	(105,120)	-	(442,370)
Non-cash charge related to warrants	-	-	7,304,105
Change in fair value of warrant liability	501,057	(4,339,214)	(9,156,221)
Realized and unrealized losses on marketable securities	-	-	66,948
Loss (gain) on extinguishment of debt	-	-	3,859,240
Amortization of discount on convertible notes payable	624,257	1,910,971	9,410,308
Write-down of intellectual property rights	-	-	530,000
Amortization of discount on payable to related party	-	-	2,887,555
Issuance of common stock for services	94,662	79,229	758,964
Fair value of beneficial conversion feature of debt	-	-	3,021,197
Issuance of common stock for interest	393,690	736,138	1,816,392
Grant of stock options for services	103,052	1,944,630	9,424,311
Expenses paid by stockholder	-	-	2,640
Change in investment in subsidiary, net	163,585	-	242,655
Minority interest	(459,158)	(772,301)	(4,442,451)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(177,805)	(18,877)	(284,871)
Decrease (increase) in due from related parties	19,101	-	(40,199)
Decrease (increase) in prepaid expenses	62,128	(31,173)	(41,084)
(Increase) in other current assets	(38,727)	(21,034)	(41,826)
Decrease in deposits	-	3,498	2,043
Increase in accounts payable and accrued expenses	497,588	22,988	1,048,262
Increase in liquidating damages	-	652,500	-
(Decrease) increase in due to related parties	-	(17,386)	83,221
(Decrease) increase in deferred revenues	(125,000)	375,000	83,333
Net cash used in operating activities	(2,303,596)	(2,161,433)	(28,354,723)

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31,		Period from August 1, 1968 (date of inception) to August 31,
	2008	2007	2008
Cash flows from investing activities:
Purchases of property and equipment	(1,069)	(4,392)	(645,986)
Sales of marketable securities	-	-	2,369,270
Purchase of investments	-	-	(100,000)
Net proceeds from sale of investments	91,773	-	529,023
Acquisition costs of intangible assets	-	-	(616,583)
Cash paid for investment in Myotech, net of cash received of $19,408	-	-	(280,594)
Cash paid for acquisition of Biophan Europe, net of cash received of $107,956	-	-	(258,874)
Purchases of marketable securities			(2,436,218)
Net cash used in investing activities	90,704	(4,392)	(1,439,962)
Cash flows from financing activities:
Proceeds of bridge loans	-	-	986,500
Loan from stockholder	-	-	143,570
Line of credit borrowing from related party	-	-	7,980,950
Line of credit payments	-	-	(2,072,500)
Proceeds of convertible notes payable	-	-	7,250,000
Proceeds payments on debt and notes payable	(574)	(20,038)	(528,925)
Payments of capital lease obligation, net	(5,453)	(4,021)	(6,822)
Proceeds from sales of capital stock	-	40,049	19,438,849
Exercise of options	-	-	658,467
Exercise of warrants	-	-	1,142,451
Swing profits	-	-	696,087
Deferred financing costs	-	-	(1,030,120)
Deferred equity placement costs	-	-	(112,536)
Net cash (used in) provided by financing activities	(6,027)	15,990	34,545,971
Net (decrease) increase in cash and equivalents	(2,218,919)	(2,149,835)	4,751,286
Cash and equivalents, beginning	6,970,205	2,418,551	-
Cash and equivalents, ending	$4,751,286	$268,716	$4,751,286

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31,			Period from August 1, 1968 (date of inception) to August 31,
	2008	2007		2008
Supplemental schedule of cash paid for:
Interest	$8,179		$2,558	$254,228
Supplemental schedule of non-cash investing and financing activities:		$		$

Allocation of proceeds from line of credit - related party to beneficial conversion feature and warrants	$-		$-	$2,812,555
Allocation of proceeds from notes payable and warrants	$-		$-	$7,250,000
Change in fair value of warrants reclassified from equity to warrants liability	$23,897		$5,964,729	$779,773
Capital lease obligation	$-		$6,318	$34,235
Change in fair value of warrant liability	$501,057		$-	$6,655,849
Discount on senior secured convertible notes	$-		$-	$2,636,612
Forgiveness of debt - line of credit	$-		$-	$1,050,000
Issuance of common stock upon conversion of line of credit loans	$-		$2,180,000	$4,158,450
Issuance of common stock for principal payments for senior secured convertible notes	$1,435,326		$1,789,361	$4,372,720
Issuance of common stock for the acquisition of initial 35% interest in Myotech, LLC	$-		$-	$8,467,698
Issuance of common stock in satisfaction of accounts payable	$-		$79,229	$302,854
Liabilities assumed in conjunction with acquisition of 51% interest in Biophan Europe and certain intellectual property rights	$-		$-	$178,384
Issuance of common stock upon of bridge loans	$-		$-	$1,142,068
Acquisition of intellectual property	$-		$-	$425,000
Intellectual property acquired through issuance of capital stock and assumption of related party payable	$-		$-	$175,000

See Notes to Condensed Consolidated Financial Statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2008

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of August 31, 2008 and for the three and six months ended August 31, 2008 and 2007 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc. ("Antisense") and Nanolution Technologies, Inc., formerly MRIC Drug Delivery Systems, LLC, ("Nanolution"), its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), formerly aMRIs GmbH, and TE Bio LLC ("TE Bio"), and Myotech, LLC ("Myotech"), collectively referred to as the "Company". During the six months ended August 31, 2008, Biophan Europe divested it’s ownership in a majority owned subsidiary, MR COMP GmbH (“MR Comp”), whose accounts are immaterial to the Company’s condensed consolidated financial statements. The Company does not anticipate incurring any future losses from MR Comp. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance of biomedical devices. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be image compatible (to allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company also possesses technology for generating power for implantable devices from body heat, and a series of implantable devices including MRI-visible vascular implants such as a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of the heart. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX). The Company is also an owner of a majority interest in Myotech, developer of the Myotech Circulatory Support System (CSS) which does not contact circulating blood and utilizes technology that has the potential to become a standard of care for treating acute heart failure including sudden cardiac arrest.

INCOME TAXES:

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

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2008

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective March 1, 2007. The adoption of FIN48 did not have a material effect on it’s consolidated financial position or results of operations as the Company has no unrecognized tax liabilities and has not incurred any interest or penalties in any of its tax jurisdictions. It is the Company policy to charge interest and penalties incurred on the underpayment of income taxes to interest expense and other expense, respectively. The Company has open tax years beginning in fiscal years ended February 28, 2005 through February 29, 2008.

 RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157, as amended, defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and accordingly, the Company’s adoption of this standard is limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company is currently evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the consolidated financial statements upon full adoption.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not adopted the fair value option method permitted by SFAS No. 159.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, which clarifies the method and timing for recognition of nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In particular, it addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted the consensus in this Issue on March 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS Nos. 141(R) and SFAS 160 will be applied prospectively to business combinations with an acquisition date after the effective date. The adoption of SFAS Nos. 141(R) and 160 are expected to have an impact on the Company’s financial statements for current and future subsidiary investments.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

In December 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (“EITF”) opinion related to EITF Issue 07-1, “Accounting for Collaborative Arrangements.” The Task Force reached a consensus that a collaborative arrangement is a contractual arrangement that involves two or more parties, all of which are both (a) involved as active participants in a joint operating activity that is not conducted primarily through a separate legal entity and (b) exposed to significant risks and rewards that depend on the commercial success of the joint operating activity. This Issue also addresses (i) the income statement classification by participants in a collaborative arrangement for transactions with third parties and transactions between the participants and (ii) financial statement disclosures. The consensus on EITF Issue 07-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Entities should apply the consensus retrospectively to all periods presented for only those collaborative arrangement existing as of the the effective date, unless it is impractical to do so. The Company will adopt this new accounting pronouncement effective March 1, 2009, and does not anticipate any material impact on its financial condition or results of operations.

In April 2008, the FASB issues FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on its financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Include Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its financial statements.

In May 2008, the FASB issued SFAS No. 162 ”The Hierarchy of Generally Accepted Accounting Principles”. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes the adoption of this standard on its effective date will not have a material effect on the financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1 to address whether instruments granted in share-based payment transactions are participating securities prior to their vesting and therefore need to be included in the earnings per share calculation under the two-class method described in SFAS 128, “Earnings per Share.” This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities and thus, include them in calculation of basic earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate a material impact on its financial statements or its computation of basic earnings per share upon adoption.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

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

On October 2, 2007, we entered into a revised Securities Purchase Agreement with Myotech pursuant to which the Company agreed to purchase from Myotech up to an additional 15,496,547 Class A membership units for an aggregate purchase price of $3,200,000. Prior to the execution of the Agreement, Biophan owned 5,408,194 Class A membership units. Upon execution of the Agreement, Biophan purchased an additional 9,316,547 Class A membership units upon the payment of an aggregate initial purchase price of $1,200,000 bringing our ownership percentage as of November 30, 2007 to 68.02%. Thereafter, upon the satisfaction of certain conditions, Biophan had the right to purchase an additional 6,180,000 Class A membership units for a purchase price of $2,000,000, which would increase our ownership percentage to approximately 75%.

On June 30, 2008, we entered into an amendment to the Securities Purchase Agreement dated October 2, 2007, that upon completion of certain closing obligations, calls for us to purchase an additional 6,180,000 Class A membership units, for an aggregate purchase price of $2,000,000. Under the terms of this amendment, we have purchased a total of 1,854,000 Class A units for an aggregate total of $600,000, increasing our ownership to 70.6% as of August 31, 2008.

The increase in our equity interest under the October 2, 2007 revised Securities Purchase Agreement and the June 30, 2008 amendment to the Securities Purchase Agreement for consideration of $1,200,000 and $600,000, respectively, was at a per-unit price that was less than the then book value per unit. The aggregate excess of the book value over the cost, or negative goodwill, in the amount of $5,194,163 was allocated to reduce the stated value of the Myotech intellectual property in consolidation.

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

The following is selected financial data for Myotech, LLC for the six months ended:

	August 31,
	2008	2007
Total current assets	$152,727	$11,443
Intangible assets, net of amortization	21,008,700	22,385,252
Other assets	101,896	155,687
Total assets	$21,263,323	22,552,382
Current liabilities	$105,997	$441,632
Equity	21,157,326	22,110,750
	$21,263,323	$22,552,382
Net loss from operations	$(1,639,765)	$(1,582,402)

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement (LOC #1) with Biomed Solutions, LLC, at the time a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Upon the resignation of Biophan’s former CEO, Michael Weiner, on October 3, 2007 Biomed was no longer deemed a related party. Borrowings under the line bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants which was valued utilizing the Black-Scholes Option Pricing Model. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at August 31, 2008 and 2007.

On January 24, 2006, we entered into an additional Line of Credit Agreement (the "Line of Credit Agreement") (LOC #2) with Biomed Solutions, LLC, pursuant to which Biomed committed to make advances to us, in an aggregate amount of up to $5,000,000. Amounts borrowed bear interest at the rate of 8% per annum, and principal and interest were convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the Line of Credit Agreement expired on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) became due and payable. In connection with the establishment of the credit facility, we issued to Biomed a warrant to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company recorded a discount on the borrowings of $1,678,425 due to the beneficial conversion feature of the note as well as for the value of the warrant.

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (the "Biomed Line of Credit Agreement") with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the Biomed Line of Credit Agreement (the "$5,000,000 Biomed Note"). The amendment reduced the price at which the $5,000,000 Biomed Note is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the $5,000,000 Biomed Note and the Convertible Promissory Note in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the $5,000,000 Biomed Note in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which was effective May 9, 2007. On July 19, 2007, Biomed converted $2,180,000 of principal and $195,899 of accrued interest into a total of 3,546,118 shares of our common stock leaving a balance outstanding at August 31, 2007 of $1,750,000. On November 5, 2007, Biophan and Biomed entered into a Settlement Agreement with SBI to settle all claims, causes of action and disputes between and among them. As a result of SBI’s forgiveness of Biomed’s debt, Biomed forgave $1,050,000 of the Biophan’s Line of Credit leaving a balance outstanding of $700,000 as of August 31, 2008 and $1,750,000 at May 31, 2007. This forgiveness of debt by Biomed, a stockholder of the Company at that time, was recorded as a credit to additional paid-in capital in stockholders’ equity.

The total balance of borrowings on the lines of credit was $1,200,000 plus accrued interest and $2,250,000 plus accrued interest at August 31, 2008 and 2007, respectively. On September 23, 2008, the Company amended the line of credit agreements, extending the combined term to December 31, 2012 in exchange for monthly cash payments of $15,000. See Subsequent Events for additional information.

The fair value of the notes is not readily determinable as there is a limited market for such related party debt.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

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
AUGUST 31, 2008

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

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment, we agreed to amend the Notes to provide that even if we elect to make a monthly installment payment in cash, the holder will have the right to request payment in common stock of the Company. In addition, the Conversion Price was reduced to $0.15. As of August 31, 2008 2,440,000 shares have been converted at $0.15.  The Amendment also amended the warrants to reduce the exercise prices of the various warrants to $0.23. In exchange for the foregoing, the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell such intellectual property. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic, Inc. For accounting purposes, these amendments as they pertain to re-pricing of the convertible debt and warrants, have been treated as an extinguishment of the old debt. Accordingly, during fiscal 2008 the remaining unamortized discount on the old debt of $3,352,581 was written off, a loss on extinguishment of $3,189,187 on the old debt was recognized, and a new discount in the amount of $2,636,612 was recorded. In addition, a beneficial conversion charge to interest expense was recorded in the amount of $3,021,197.

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

The outstanding principal on the senior secured convertible notes was $2,490,065 and $6,000,878 at August 31, 2008 and 2007, respectively. In the unaudited condensed consolidated balance sheets, the senior secured convertible notes are presented net of the unamortized discount associated with the warrants issued in connection with the notes, equal to $1,527,255 and $3,631,963 at August 31, 2008 and 2007, respectively.

On September 24, 2008 we prepaid the Senior Secured Convertible Notes in their entirety. See Subsequent Events for additional information.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

FAIR VALUE OF WARRANT LIABILITY:

In accordance with the guidance provided by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock”, we have recorded a liability for the fair value of the warrants related to the Senior Secured Convertible Notes from time to time in order to provide for the possibility that we would not be able to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement because we did not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. Therefore, we would be required to reclassify warrants from equity to a warrant liability account and based on the fair value of the warrants at the time, reverse this transaction when the condition no longer exists.

Accordingly, on July 10, 2008, the date the liability was triggered, the Company reclassified warrants with a value of $23,897 from equity to the warrant liability, and on August 31, 2008 adjusted to its fair value of $524,954.

As noted above, the fair value of the warrant liability related to the Senior Secured Convertible Notes is volatile. Several factors and underlying assumptions are included in the Black-Scholes model utilized to derive the fair value of the warrants. The factors and assumptions are as follows:

1.)	The number of warrants: varies from time to time dependent upon current period grants, conversion, forfeitures, and expirations,
2.)	Term of expiration: expiration dates vary by grant and currently range from 1 to 3.5 years,
3.)	Market price at the valuation date: $0.015/share at July 10, 2008; $0.019/share at August 31, 2008;
4.)	Exercise price of the warrants: varies by grant,
5.)	Dividend yield: assumed to be zero
6.)
Interest rate; we use the US Federal Reserve – “Treasury constant maturities rates” at the measurement date matched to the maturities of the warrants. The rates change over time and the maturities of the warrants change over time.

7.)	Company stock price volatility on a look-back basis as a proxy for expected future volatility in stock price. We use the look-back approach.

While most of these factors changed during the period from July 10, 2008 to August 31, 2008, the most significant factors impacting the change in fair value were the change in number of warrants, relative to the increase in outstanding shares and given share-based payments made on the Senior Secured Convertible Notes and the 1,700,000 options granted during the quarter ended August 31, 2008, and the change in stock price.

STOCKHOLDERS' EQUITY:

The following changes in stockholders’ equity took place during the six months ended August 31, 2008:

Event	Number of Shares Issued	Common Stock	Additional Paid in Capital
Balance at February 29, 2008	119,128,504	$595,643	$78,015,527
Shares issued for principal and interest on convertible notes	77,301,559	386,507	1,442,508
Shares issued to directors	900,000	4,500	31,500
Shares issued for services	2,701,319	13,507	45,156
Stock option expense	-	-	103,052
Recognition of fair value of warrant liability	-	-	(23,897)
Balance at August 31, 2008	200,031,382	$1,000,157	$79,613,846

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

STOCK-BASED COMPENSATION PLANS:

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $103,052 for the six months ended August 31, 2008. The related impact on basic and diluted earnings per share for the quarter ended August 31, 2008 was immaterial. There was no impact on the Company's cash flow.

The Company’s stock incentive plans consist of the Biophan Technologies, Inc. 2001 Stock Option Plan, the Biophan Technologies, Inc. 2006 Incentive Stock Plan and the 2008 Incentive Stock Plan (the “Plans”) which are shareholder approved.  The Plans provide for the grant of incentive and non-qualified stock options to selected employees, and the grant of non-qualified options and other stock-based awards to selected consultants, o directors and advisory board members. The Plans are administered by the Compensation Committee of the Board and authorizes the grant of options or restricted stock awards for 13,000,000 shares under the 2001 Plan, 7,500,000 shares under the 2006 Plan and 10,000,000 shares under the 2008 Plan. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plans, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans. The Company typically funds exercised options with previously unissued shares. Non-employee directors also receive periodic restricted stock grants pursuant to the automatic grant program in effect for them under the 2008 Plan. Some of the Company's outstanding option agreements contain performance milestones as a condition for vesting. In accordance with Statement of Accounting Standard No. 123(R), "Share Based Payments," the Compensation Committee periodically evaluates the probability these milestones will be met and records compensation expense when it is determined that the condition is probable of being satisfied. During the quarter ended August 31, 2008, none of the criteria for vesting of outstanding performance options were met.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: Expected volatilities are based on historical volatility of the Company's stock, management's estimate of implied volatility of the Company's stock, and other factors. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company uses historical data to estimate forfeitures.

1,700,000 options were granted during the six months ended August 31, 2008. The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the six months ended August 31, 2008:

Risk-free interest rate	2.70%
Expected option live	10.0 years
Expected volatility	310.73%
Expected dividend yield	0.0%

Further information relating to stock options is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding options at 2/29/08	15,503,891	$0.63
Granted	1,700,000	0.02	9.74
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding options at 8/31/08	17,203,891	$0.57	7.16

Exercisable on 8/31/08	14,552,224	$0.57	6.95

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

The following table summarizes our non-vested stock option activity for the six months ended August 31, 2008

Non-vested stock option activity
		Wt'd Avg Grant-Date
	No of Shares	Fair Value
Non-vested stock options at 2/29/08	1,941,667	$0.73
Granted	1,700,000	0.02
Vested	(990,000)	$0.15
Forfeited/expired	-	-
Non-vested stock options at 8/31/08	2,651,667	$0.56

As of August 31, 2008 there was approximately $98,932 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 2.7 years.

The options have contractual terms ranging from five to ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at August 31, 2008 as the market price of the Company's common stock was below the weighted-average exercise price of substantially all of the options. Total intrinsic value of options exercised was $0 for the quarter ended August 31, 2008 as no options were exercised during this period.

At August 31, 2008, shares available for future stock option grants to employees and others under the 2001 Stock Option Plan, the 2006 Incentive Stock Plan and the 2008 Incentive Stock Plan were 44,480, 26,566 and 4,698,681 respectively.

EARNINGS PER SHARE:

If the Company had generated earnings during the six-month period ended August 31, 2008, no common stock equivalent shares would have been added to the weighted average shares outstanding as no options have exercise prices below the average fair value of the Company’s stock during the period.

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

On April 17, 2008, the Company reached an agreement to terminate the Company’s forward funding commitments with Biophan Europe GmbH. As a result, it’s likely the Company's ownership percentage in Biophan Europe will be reduced and the Company will no longer be required to consolidate this entity. Management believes this will not have a material effect on the Company's condensed consolidated financial statements in future periods. In addition, on May 5, 2008 Biophan Europe settled a dispute with a minority shareholder whereby Biophan Europe paid the shareholder $80,000 and agreed to issue 150,000 shares of the Company’s stock valued at approximately $2,250. The settlement will allow Biophan Europe to pursue future funding of its operations without restrictions.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

SUBSEQUENT EVENTS:

On September 24, 2008, Biophan Technologies, Inc. (the “Company”) announced execution of a prepayment agreement with the holders of its Senior Secured Convertible Notes. Pursuant to the prepayment agreement, the holders of the Secured Convertible Notes accepted a prepayment of the remaining $2.3 million in senior debt, in exchange for an aggregate cash payment of $2.15 million plus delivery of 18 million shares of the Company’s common stock. In connection with this transaction, note holders were offered additional shares in exchange for surrendering their warrants to purchase the Company’s common stock, issued in connection with the Senior Secured Convertible Notes.. Warrants to purchase 17 million shares of common stock were redeemed leaving outstanding warrants to purchase 23 million shares of the Company’s common stock All of the remaining warrants have an exercise price of $0.23 per share.

In addition to repaying the Senior Secured Convertible Notes, the Company announced entry into an agreement with Biomed Solutions, LLC (“Biomed”) on September 23, 2008, amending the Company’s subordinated Line of Credit Agreements. The amendment extends the terms of the Line of Credit Agreements with Biomed until December 31, 2012, in exchange for monthly cash payments equal to $15,000.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY BUSINESS

During the six-month period ended August 31, 2008:

•	We recognized approximately $329,000 in revenue from licensing, development payments, MRI testing, and consulting fees.

•
We have continued our efforts to seek marketing and development partners for both the Myotech Circulatory Support System (CSS), a lifesaving device that provides benefits and competitive advantages not possible with other circulatory support devices, and the MRI compatible devices and technologies developed by our Biophan Europe subsidiary

•
We have continued working under a Cooperative Research and Development Agreement (CRADA) with the FDA's Office of Science and Engineering Laboratories (OSEL) to research and define methods for measuring MRI safety of medical implants by examining the leads of cardiac rhythm management and neurostimulation devices.

•
We have filed additional grants applications related to our other technologies, including technologies to employ patented pulsewidth modulation techniques to improve the battery life of implantable devices such as pacemakers, and patented technologies to employ chaos theory calculations to improve the diagnosis and treatment of atrial fibrillation. So far, we have filed over $2 million in grant applications this year.

•
Biophan's Board approved the purchase of the patent assets of Nanoset LLC that had previously been exclusively licensed for medical applications.  The purchase allows Biophan to exploit the technology disclosed in these patents and applications in non-medical markets and eliminates annual minimum royalty payments.  The Nanoset patents cover the compositions of matter, manufacturing methods, and device designs that employ nanomagnetic materials that can potentially be used to shield against unwanted electromagnetic energy, enhance the quality of magnetic resonance images of implanted devices such as stents, or be used as contrast media for MRI procedures.

RESULTS OF OPERATIONS

The following comments discuss the significant factors affecting the consolidated operating results of the Company comparing the three months ended August 31, 2008 to the three months ended August 31, 2007 and the six months ended August 31, 2008 to the six months ended August 31, 2007.

Comparison of the Three Months Ended August 31, 2008 to the Three Months Ended August 31, 2007.

Revenues:
Revenues were $108,000 for the three months ended August 31, 2008 as compared to $160,000 for the three months ended August 31, 2007. The net decrease of $52,000 was due to a $25,000 decrease in grant revenue from the same period in 2007 related to the Biothermal Power Source technology. There was also a decrease of $72,000 in consulting services performed by both Biophan Europe and MR Comp, offset by an increase of $45,000 in transition service revenue provided to Medtronic, Inc. in connection with the sale of intellectual property rights to Medtronic in the Fall of 2007. The Company plans to continue to generate revenue under the existing licensing agreement with Boston Scientific, the transitional services arrangement with Medtronic, and will continue to seek other sources of grant revenues.

Research and Development Expenses:
Research and development expenses decreased by 52%, or $786,000. After factoring out the decrease in non-cash stock-based compensation expense from 2007 to 2008 of $487,000 and the decrease in depreciation and amortization of $75,000, the overall decrease is attributable generally to our planned reductions in spending on our research and development projects ($172,000) and research and development salaries ($97,000), offset by increases in patent legal expenses ($40,000), and overhead ($5,000) Further cost reduction measures in the research and development area will be dependent upon how successful the Company is in securing additional funding through research grants.

General and Administrative Expenses:
General and administrative expenses decreased by 42%, or $756,000. After factoring out the decrease in non-cash stock-based compensation expense from 2007 to 2008 of $1,046,000 and a decrease in depreciation and amortization of $7,000, there was a decrease in overhead expenses of $23,000, offset by increases in legal$242,000,consulting $65,000, and general and administrative salaries $13,000. The Company does not anticipate the same level of consulting and legal expenses to continue through the remainder of fiscal 2008.

Other Income (Expense):

Other Income (Expenses) consisted of the following during the three months ended August 31, 2008 and August 31, 2007, respectively:

	2008	2007
Interest income	$22,000	$5,000
Interest expense	(679,000)	(1,235,000)
Change in warrant liability	(501,000)	0
Debt settlement	0	198,000
Other income and expense	33,000	6,000
Total:	$(1,125,000)	$(1,026,000)

The major component of this category is interest expense, accounting for $679,000 of a net total of $1,125,000 for the three months ended August 31, 2008 compared with $1,235,000 of a net total of $1,026,000 for the three months ended August 31, 2007. Interest expense decreased by $556,000 in 2008 as compared to the same period in 2007, due to amortization in 2007 of a beneficial conversion feature related to the Senior Secured Convertible Notes. In fiscal 2008, the Company recorded the change in the fair value of a warrant liability ($501,000). And, during the three months ended August 31, 2007, the Company negotiated $198,000 in debt settlement agreements with several vendors. Interest income was $17,000 greater during this period in 2008 as the Company maintained a greater balance of cash compared to the same period in the previous year. Finally, other income and expense increased by $27,000 over the same period in 2007 as a result of increased fees for shared administrative services provided to other businesses (former related-party entities).

Minority Interest in Subsidiaries:
The decrease in minority interest in subsidiaries is a result of the increase in ownership of Myotech, LLC between comparable periods, plus the impact of the sale of MR Comp by Biophan Europe on June 1, 2008, relative to the allocation of losses incurred by Biophan Europe..

The following comments discuss the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the six months ended August 31, 2008 as compared to the six months ended August 31, 2007.

Comparison of the Six Months Ended August 31, 2008 to the Six Months Ended August 31, 2007

Revenues:
Revenues were $329,000 for the six months ended August 31, 2008 as compared to $332,000 for the six months ended August 31, 2007. The decrease of $3,000 was due principally to a $75,000 decrease in grant revenue associated with the Biothermal Power Sources, a $18,000 net decrease in consulting fees provided by Biophan Europe and its majority owned subsidiary MRComp, offset by a $90,000 increase in transition service revenue provided to Medtronic, Inc. in connection with the $11,000,000 sale of intellectual property rights that occurred in October 2007. The Company plans to continue to generate revenue under the existing license agreement with Boston Scientific, the transitional services arrangement with Medtronic Inc., and will continue to seek other sources of grant revenues.

Research and Development Expenses:
Research and development expenses decreased by 44%, or $1,249,000. After factoring out the decrease in non-cash stock-based compensation expense from 2007 to 2008 of $420,000 and the decrease in depreciation and amortization ($150,000), the overall decrease is attributable generally to our planned reductions in spending on research and development projects ($386,000), a decrease in salaries ($222,000), consulting ($100,000), and overhead ($9,000), offset by an increase in patent legal expenses ($38,000). Any further cost reduction measures in the research and development area will be dependent upon how successful the Company is in securing additional funding through research grants.

General and Administrative Expenses:
General and administrative expenses decreased by 38%, or $1,253,000. After factoring out the decrease in non-cash stock-based compensation expense from the same periods in 2007 and 2008 of $1,267,000 and a decrease in depreciation and amortization ($14,000), the decrease is attributable to our planned reductions in spending, including decreases in salaries ($115,000), overhead ($117,000), offset by increases in consulting ($200,000) and legal expenses ($60,000). The Company does not anticipate the same level of consulting and legal expenses to continue through the remainder of fiscal 2008.

Other Income (Expense):

Other Income (Expenses) consisted of the following during the six months ended August 31, 2008 and August 31, 2007, respectively:

	2008	2007
Interest income	$55,000	$20,000
Interest expense	(1,441,000)	(1,714,000)
Change in warrant liability	(501,000)	3,434,000
Debt settlement	0	198,000
Liquidating damages	0	(653,000)
Other income and expense	73,000	34,000
Total:	$(1,814,000)	$1,319,000

The major component of this category is interest expense, accounting for $1,441,000 of a net total of $1,814,000 for the six months ended August 31, 2008 compared with $1,714,000 of a net total other income equal to $1,319,000 for the six months ended August 31, 2007. Interest expense decreased by $273,000 during the same period in 2008 from 2007, as the Company amortized a beneficial conversion feature related to the Senior Secured Convertible Notes in 2007. In fiscal 2008, the Company recorded a change in fair value of a warrant liability ($501,000) however this was significantly less than the income recognized in 2007 equal to $3,434,000, which was related to a similar change in the fair value of a warrant liability. Also during the six months ended August 31, 2007, the Company negotiated $198,000 in debt settlements with several vendors and was required to pay $653,000 in liquidating damages related to the failure to meet certain requirements under the terms of the Senior Secured Convertible Notes. Interest income was $35,000 greater during this period in 2008 as the Company maintained a greater cash balance as compared to the same period in the previous year. And finally, other income and expense increased overall by $39,000 as a result of increased professional service fees rendered to other businesses (former related-parties).

Minority Interest in Subsidiaries:
The decrease in this line-item is a result of the increase in ownership of Myotech, LLC between comparable periods, plus the impact of the sale of MR Comp by Biophan Europe on June 1, 2007,, relative to the allocation of losses incurred by Biophan Europe.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with ten independent private investors led by Iroquois Master Fund Ltd (“Iroquois”). Pursuant to the Amendment and related agreements, certain events of default were cured and the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell certain intellectual property to Medtronic, Inc. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic. On October 5, 2007, we closed the transaction contemplated by the Intellectual Property Assignment Agreement, sold the foregoing intellectual property to Medtronic and received an aggregate of $11,000,000 as the sale price.

On September 24, 2008, Biophan Technologies, Inc. (the “Company”) announced execution of a prepayment agreement with the holders of its Senior Secured Convertible Notes. Pursuant to the prepayment agreement, the holders of the Secured Convertible Notes accepted a prepayment of the remaining $2.3 million in senior debt, in exchange for an aggregate cash payment of $2.15 million plus delivery of 18 million shares of the Company’s common stock. In connection with this transaction, note holders were offered additional shares in exchange for surrendering their warrants to purchase the Company’s common stock, issued in connection with the Senior Secured Convertible Notes. Warrants to purchase 17 million shares of common stock were redeemed leaving outstanding warrants to purchase 23 million shares of the Company’s common stock. All of the remaining warrants have an exercise price of $0.23 per share.

In addition to repaying the Senior Secured Convertible Notes, the Company announced entry into an agreement with Biomed Solutions, LLC (“Biomed”) on September 23, 2008, amending the Company’s subordinated Line of Credit Agreements. The amendment extends the terms of the Line of Credit Agreements with Biomed until December 31, 2012, in exchange for monthly cash payments equal to $15,000.

In the Fall of 2007, we reorganized our efforts on funding the development of the Myotech Cardiac Support System device. On October 2, 2007, we entered into a revised Securities Purchase Agreement with Myotech, LLC. Pursuant to the Agreement, we agreed to purchase from Myotech up to an aggregate of 15,496,547 membership units for an aggregate purchase price of $3,200,000. We received an additional 5,000,000 Class A Membership Units and an additional 4,316,547 Class A Membership Units upon the payment of an aggregate initial purchase price of $1,200,000. Thereafter, Biophan elected to invest an additional $600,000 for an additional 1,854,000 Class A Membership Units of Myotech against the 6,180,000 available under the amendment to the Securities Purchase Agreement dated June 30, 2008. As of August 31, 2008, 1,854,000 of the 6,180,000 Class A Membership Units had been purchased, bringing Biophan’s ownership interest in Myotech to 70.6%..

At August 31, 2008, the Company has cash and cash equivalents of approximately $4.8 million and positive working capital of approximately $2.3 million. We believe the Company has adequate working capital resources for the upcoming ten to twelve months of operations, however we can make no assurances as to the Company's ability to obtain sufficient financing or attain future profitable operations.

Capital Resources

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities.

We currently employ nine full-time individuals, all in the U.S.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures .

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of August 31, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of the material weakness set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weakness described below, we performed additional analyses and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of February 29, 2008 (the last annual Management’s Assessment of Internal Control over Financial Reporting). In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Plan for Remediation of Material Weaknesses .

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

Changes in Internal Control Over Financial Reporting .

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special shareholder’s meeting held on September 12, 2008, shareholders were asked to approve a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 800,000,000. This proposal was adjourned until December 1, 2008 (subject for further adjournment by those attending the reconvened meeting) or such earlier date as the Company obtains sufficient votes to approve this proposal.

Also at the special shareholders’ meeting, the 2008 Incentive Stock Plan was approved, the shareholders ratified the appointment of Freed, Maxick & Battaglia, CPA’s, P.C. to serve as the Company’s independent registered public accounting firm for the fiscal year ended February 28, 2009 and the shareholders elected the following seven directors to hold office for the ensuing year and until the election and qualification of their respective successors: Stan Yakatan, John Lanzafame, Theodore A. Greenberg, Bonita L. Labosky, Guenter Jaensch, Travis E. Baugh and Harold Gubnitsky.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1
Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-KSB for the year ended February 29, 2000, filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2000 (the "2000 10-KSB").

3.2	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1(i) to Form 8-K filed with the SEC on December 15, 2000.
3.3	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1(i) to Form 8-K filed with the SEC on August 27, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, filed with the SEC on October 25, 2007.
3.5	Bylaws, incorporated by reference to Exhibit 3.4 to Form S-1/A filed with the SEC on May 24, 2007.
4.1	Stock Purchase Agreement dated May 27, 2005 between Biophan and SBI Brightline XI, LLC, incorporated by reference to Exhibit 3.2 to Form 10-SB filed with the SEC on May 13, 1999.
4.2
Amendment No. 1, dated January 8, 2006, to Stock Purchase Agreement by and between Biophan and SBI Brightline XI, LLC, Incorporated by reference to Exhibit 4.21 to Form 10-KSB/A for the year ended February 28, 2005, filed with the SEC on June 22, 2005 (the "2005 10-KSB").

4.3	Line of Credit Agreement dated as of May 27, 2005 between Biophan and Biomed Solutions, LLC. incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 9, 2006.
4.4	First Amendment to Line of Credit Agreement between Biophan and Biomed Solutions, LLC, incorporated by reference to Exhibit 10.50 to the 2005 10-KSB.
4.5
Convertible Promissory Note of Biophan in the face amount of $2,000,000 payable to the order of Biomed Solutions, LLC dated May 27, 2005, incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended November 30, 2005, filed with the SEC on January 17, 2006 (the "Q3'05 10-Q").

4.6	First Amendment to Convertible Promissory Note, incorporated by reference to Exhibit 4.22 to the 2005 10-KSB.
4.7	Stock Purchase Warrant issued to Biomed Solutions, LLC dated May 27, 2005, incorporated by reference to Exhibit 4.3 to the Q3'05 10-Q.
4.8	Rights Agreement among Myotech, LLC, the Members of Myotech, LLC and Biophan, incorporated by reference to Exhibit 4.23 to the 2005 10-KSB.
4.9	Line of Credit Agreement dated as of January 24, 2006 between Biophan and Biomed Solutions, LLC, incorporated by reference to Exhibit 4.1 to the Q3'05 10-Q.
4.10
Amendment No. 1, dated October 11, 2006, to Line of Credit Agreement by and between Biophan Technologies, Inc. and Biomed Solutions, LLC, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 25, 2006 (the "January 25, 2006 8-K").

4.11
Convertible Promissory Note of Biophan in the face amount of $5,000,000 payable to the order of Biomed Solutions, LLC dated January 24, 2006, ) incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 13, 2006 (the "October 13, 2006 8-K").

4.12
Amended and Restated Convertible Promissory Note of Biophan Technologies, Inc., in the principal amount of $5,000,000, dated October 11, 2006, payable to the order of Biomed Solutions, LLC, incorporated by reference to Exhibit 4.2 to the January 25, 2006 8-K.

4.13	Stock Purchase Warrant for the Purchase of up to 1,198,630 Shares of Common Stock issued to Biomed Solutions, LLC, incorporated by reference to Exhibit 10.3 to the October 13, 2006 8-K.
4.14
Subordination and Standstill Agreement dated October 11, 2006, by and among Biophan Technologies, Inc., Biomed Solutions, LLC, and those Purchasers named therein, incorporated by reference to Exhibit 4.3 to the January 25, 2006 8-K.

4.15
Form of Senior Secured Convertible Notes due October 11, 2009 issued pursuant to the Securities Purchase Agreement, dated October 11, 2006, by and among Biophan Technologies, Inc. and those Purchasers named therein, incorporated by reference to Exhibit 10.4 to the October 13, 2006 8-K.

4.16
Form of Senior Secured Convertible Notes due October 11, 2009 issued pursuant to the Securities Purchase Agreement, dated October 11, 2006, by and among Biophan Technologies, Inc. and those Purchasers named therein, incorporated by reference to Exhibit 4.2 to the October 13, 2006 8-K.

4.17
Form of One-Year Warrants issued pursuant to the Securities Purchase Agreement, dated October 11, 2006, by and among Biophan Technologies, Inc. and those Purchasers named therein, incorporated by reference to Exhibit 4.3 to the October 13, 2006 8-K.

4.18
Form of Three-Year Warrants issued pursuant to the Forbearance Agreement dated as of February 16, 2007 by and among Biophan Technologies, Inc. and the Note Holders named therein, incorporated by reference to Exhibit 4.4 to the October 13, 2006 8-K.

4.19	Amended and Restated 2001 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on February 27, 2007 (the "February 27, 2007 8-K").
4.20	2006 Incentive Stock Plan, incorporated by reference to Appendix A to Proxy Statement filed with the SEC on Schedule 14A on June 28, 2005.
4.21
Amendment No. 1 to Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement, by and among Biophan Technologies, Inc. and those Purchasers named therein, incorporated by reference to Exhibit 4.5 and 4.6 to Form 8-K filed with the SEC on October 5, 2007.

4.22	Consent and Authorization Agreement, dated October 3, 2007, incorporated by reference to Exhibit 4.5 and 4.6 to Form 8-K filed October 5, 2007.
4.23	2008 Incentive Stock Plan, incorporated by reference to Exhibit 10.1 to Form S-8, filed with the SEC on March 24, 2008.
4.24
Settlement Agreement with SBI Brightline LLC, SBI Brightline XI LLC and Biomed Solutions LLC, dated November 5, 2007, incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the SEC on November 9, 2007.

5.1	Opinion of Sichenzia Ross Friedman Ference LLP, incorporated by reference to Exhibit 5.1 to Form S-8, filed with the SEC on March 24, 2008.
10.1
Agreement dated as of February 24, 2005 among Biophan, aMRIs GmbH, Dr. Michael Friebe, Tomovation GmbH, Prof. Dr. Andreas Melzer, Dipl-Ing. Gregor Schaefers, and Dipl. Betriebsw. Andreas Pieper, incorporated by reference to Appendix A to Proxy Statement filed with the SEC on Schedule 14A on June 21, 2006.

10.2	Note and Pledge Agreement dated November 24, 2005 between Biophan, Tomovation GmbH and Prof. Dr. Andreas Melzer, incorporated by reference to Exhibit 2.4 to the 2005 10-KSB.
10.3	Termination of Stock Purchase Agreement between Biophan and SBI Brightline Consulting, LLC, incorporated by reference to Exhibit 4.10 to the 2005 10-KSB.
10.4	Investment Agreement dated June 30, 2005 between Biophan and Boston Scientific Scimed, Inc., incorporated by reference to Exhibit 4.20 to the 2005 10-KSB.
10.5
Securities Purchase Agreement, dated October 11, 2006, by and among Biophan Technologies, Inc. and those Purchasers named therein, incorporated by reference to Exhibit 4.5 to Form 10-Q for the period ended August 31, 2005, filed with the SEC on October 17, 2005.

10.6
Security Agreement, dated as of October 11, 2006, by and among Biophan Technologies, Inc., the Purchasers named therein and Iroquois Master Fund Ltd., as agent for the Purchasers, incorporated by reference to Exhibit 4.1 to Form 8-K, filed with the SEC on October 13, 2006.

10.7
Forbearance Agreement dated as of February 16, 2007 by and among Biophan Technologies, Inc. and the Note Holders named therein, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 13, 2006.

10.8	License Agreement between Biophan, Xingwu Wang and Nanoset, LLC dated January 15, 2004, incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the SEC on February 27, 2007.
10.9
Development Agreement between Biophan and Greatbatch Enterprises, Inc. dated February 28, 2001, incorporated by reference to Exhibit 10.50 to Registration Statement on Form SB-2 (File No. 333-109592) filed with the SEC on October 9, 2003.

10.10
License Agreement between Biophan and Johns Hopkins University, incorporated by reference to Exhibit 10.28 to Amendment No. 2 to Registration Statement on Form SB-2/A (File No. 333-102526) filed with the SEC on May 1, 2003.

10.11
AMP-Biophan License Agreement dated February 24, 2005 between Biophan and aMRIs Patent GmbH (Confidential treatment has been granted with respect to certain positions of this Agreement, incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement filed with the SEC on Form SB-2/A (File No. 333-102526) on March 14, 2003.

10.12	License Agreement dated June 30, 2005 between Biophan and Boston Scientific Scimed, Inc., incorporated by reference to Exhibit 10.46 to the amended 2005 10-KSB.
10.13
Capital Pledge Agreement dated February 24, 2005 among Biophan, TomoVation GmbH, and Prof. Dr. Andreas Melzer, incorporated by reference to Exhibit 10.2 to Amended Form 10-Q for the period ended August 31, 2005, filed with the SEC on January 9, 2006.

10.14	Securities Purchase Agreement between Biophan and Myotech, LLC, dated November 30, 2005, incorporated by reference to Exhibit 10.48 to the 2005 10-KSB.
10.15	Letter Agreement, Amendment and Waiver of Certain Conditions to Closing, between Biophan and Myotech, LLC, dated December 21, 2005, incorporated by reference to Exhibit 10.1 to the Q3'05 10-Q.
10.16	Amendment No. 2 to Securities Purchase Agreement dated as of November 28, 2006 between Myotech LLC and Biophan, incorporated by reference to Exhibit 10.2 to the Q3'05 10-Q.
10.17	Letter Agreement dated August 19, 2002 between Biomed Solutions, LLC and Biophan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 8, 2006.
10.18
Payment Agreement dated June 3, 2004 between Biophan and TE Bio LLC, incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-112678) filed with the SEC on April 9, 2004.

10.19
Joint Research Agreement between Nanolution, LLC and NaturalNano Inc. dated as of May 25, 2005, together with Non-Disclosure Agreement, incorporated by reference to Exhibit 10.16 to Form S-1 filed November 13, 2006.

10.20	Lease Agreement between Biophan and High Technology of Rochester, Inc., incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on June 3, 2004.
10.21
Lease between Schoen Place LLC and Biophan Technologies, Inc., incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form SB-2/A (File No. 333-102526) filed with the SEC on March 14, 2003.

10.22	Amendment No. 1 to Lease between Schoen Place LLC and Biophan Technologies, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on November 9, 2006.
10.23	Severance and Covenants Agreement between Biophan and Michael L. Weiner dated October 3, 2007, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 8, 2007.
10.24
Executive Employment Agreement between Biophan and Jeffrey L. Helfer dated June 6, 2002, incorporated by reference to Exhibit 10.7 to Form 10-QSB for the period ended May 31, 2002, filed with the SEC on July 15, 2002 (the "Q1'02 10-QSB").

10.25	Executive Employment Agreement between Biophan and Stuart G. MacDonald dated June 6, 2002, incorporated by reference to Exhibit 10.9 to the Q1'02 10-QSB.
10.26	Executive Employment Agreement between Biophan and John F. Lanzafame effective as of September 9, 2004, incorporated by reference to Exhibit 10.49 to the 2005 10-KSB.
10.27
Amendment to Executive Employment Agreement, between Biophan and John F. Lanzafame, dated September 10, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 13, 2007.

10.28	Executive Employment Agreement dated as of January 1, 2006 between Biophan and Jeffrey L. Helfer, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 26, 2006.
10.29	Employment Agreement dated February 24, 2005 among aMRIs GmbH, Dr. Michael Friebe and Biophan, incorporated by reference to Exhibit 10.47 to the 2005 10-KSB.

10.30
Intellectual Property Assignment Agreement, dated August 6, 2007, by and between Biophan Technologies, Inc. and with Medtronic, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 9, 2007.

10.30
Amendment to Executive Employment Agreement by and between Biophan Technologies, Inc. and John F. Lanzafame, dated September 10, 2007, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 13, 2007.

10.31
Securities Purchase Agreement, dated October 2, 2007, by and between Biophan Technologies, Inc. and Myotech, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 5, 2007.

10.32	Severance and Covenants Agreement dated October 3, 2007, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 9, 2007.
10.33
Amendment No. 2 to Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants, and Security Agreement, dated September 19, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 25, 2008.

10.34
Amendment No. 2 to Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants, and Security Agreement, dated September 19, 2008, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 25, 2008.

10.35	Amendment to Letter of Credit Agreement, dated as of September 23, 2008, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on September 25, 2008.
21.1	Subsidiaries, incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended February 28, 2007 filed with the SEC on May 8, 2007.
23.1	Consent of Sichenzia Ross Friedman Ference LLP (See Exhibit 5.1)
23.2	Consent of Goldstein Golub Kessler LLP, incorporated by reference to Exhibit 23.2 to Form 10-K for the fiscal year ended February 29, 2008, filed with the SEC on June 13, 2008.
23.3	Consent of Freed, Maxick & Battaglia, CPAs, PC, incorporated by reference to Exhibit 23.3 to Form 10-K for the fiscal year ended February 29, 2008, filed with the SEC on June 13, 2008.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPHAN TECHNOLOGIES, INC.
(Registrant)

By:	/s/ John F. Lanzafame
Name: John F. Lanzafame
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Margaret V. Russell
Name: Margaret V, Russell

Title: Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: October 14, 2008