Form 10-Q
period 2008-11-30
BIOPHAN TECHNOLOGIES INC
filed 2009-01-20
CIK 1084000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended: November 30, 2008

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

Class outstanding as of January 16, 2009 - Common Stock, $.005 par value: 243,285,264 shares

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets, November 30, 2008 (Unaudited) and February 29, 2008	1

Condensed Consolidated Statements of Operations, Three Months and Nine Months Ended November 30, 2008 and 2007 (Unaudited), and from August 1, 1968 (Date of Inception) through November 30, 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows, Nine Months Ended November 30, 2008 and 2007 (Unaudited), and from August 1, 1968 (Date of Inception) through November 30, 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	23

ITEM 1A. Risk Factors	23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3. Defaults Upon Senior Securities	23

ITEM 4. Submission of Matters to a Vote of Security Holders	23

ITEM 5. Other Information	23

ITEM 6. Exhibits	23

SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	February 29,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,426,652	$6,970,205
Accounts receivable, net	200,700	114,566
Prepaid expenses	35,261	103,212
Other current assets	16,498	44,437
Total current assets	1,679,111	7,232,420
Property and equipment, net	116,292	309,692
Other assets:
Intangible assets, net of amortization:
Myotech circulatory support system intellectual property	1,780,328	17,120,242
Other	863,176	1,320,128
Deferred financing costs, net of amortization of $0 and $683,283, respectively	-	848,927
Deposits	206	206
	2,643,710	19,289,503
Total assets	$4,439,113	$26,831,615
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation	$14,680	$10,885
Current portion of senior secured convertible notes payable, net of discount of $0 and $1,297,913 respectively	-	1,428,251
Accrued interest	143,963	331,548
Accounts payable and other accrued expenses	1,283,975	779,132
Note payable	-	58,864
Line of credit – related party	180,000	1,200,000
Due to related parties	127,737	126,717
Deferred revenue	20,833	208,333
Other current liabilities	33,400	-
Total current liabilities	1,804,588	4,143,730
Long-term liabilites:
Capital lease obligation	2,758	14,795
Line of credit – related party, net of current portion	538,807	-
Senior secured convertible notes payable, net of discount of $0 and $853,599	-	345,628
Fair value of warrant liability	269,487	-
Other long-term liabilities	22,867	-
Total liabilities	2,638,507	4,504,153

Minority interest	-	7,053,950

Stockholders' equity:
Common stock, $.005 par value:
Authorized, 250,000,000 issued, 243,285,264 and 119,128,504 shares, respectively	1,216,426	595,643
Additional paid-in capital	72,082,974	78,015,527
	73,299,400	78,611,170
Less treasury stock, 4,923,080 shares, at cost	(68,923)	(8,467,698)
	73,230,477	70,143,472
Deficit accumulated during the development stage	(71,429,871)	(54,869,960)
Total stockholders' equity	1,800,606	15,273,512
Total liabilities and stockholders' equity	$4,439,113	$26,831,615

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,		Period from August 1, 1968 (date of inception) to
	2008	2007	2008	2007	November 30, 2008
Revenues:
Sale of intellectual property	$—	$11,000,000	$—	$11,000,000	$11,000,000
Development payments	—	30,000	45,000	30,000	375,000
License fees	62,500	62,500	187,500	187,500	1,479,166
Grant revenues	—	25,000	—	100,000	100,000
Testing services & consulting fees	59,555	42,206	218,769	174,557	1,292,177
	122,055	11,159,706	451,269	11,492,057	14,246,343
Operating expenses:
Research and development	264,060	457,711	876,281	2,101,399	19,030,450
General and administrative	1,011,760	1,582,984	2,827,144	4,614,719	31,440,667
Write-down of intellectual property rights	—	—	—	—	530,000
	1,275,820	2,040,695	3,703,425	6,716,118	51,001,117
Operating (loss) income	(1,153,765)	9,119,011	(3,252,156)	4,795,939	(36,754,774)
Other income (expense):
Interest income	8,235	52,590	62,206	73,021	410,668
Interest expense	(250,135)	(7,301,398)	(1,691,177)	(9,920,922)	(19,288,061)
Additional expense related to warrants	—	—	—	—	(7,304,105)
Change in fair value of warrant liability	255,467	—	(245,590)	4,339,214	9,411,688
Gain on sale of investment	—	124,500	—	124,500	328,141
Loss on extinguishment of debt	(2,057,804)	(3,189,187)	(2,057,804)	(3,189,187)	(5,926,794)
Gain on disposal of assets	—	1,500	—	11,238	14,419
Liquidated damages	—	—	—	(652,500)	(652,500)
Other income	14,901	72,460	104,564	296,406	1,404,719
Other expense	(1,064)	—	(16,673)	—	(87,201)
	(2,030,400)	(10,239,535)	(3,844,474)	(8,918,230)	(21,689,026)
Loss from continuing operations	(3,184,165)	(1,120,524)	(7,096,630)	(4,142,291)	(58,443,800)
Loss from operations of discontinued operations	(8,635,464)	(126,305)	(9,463,281)	(836,046)	(12,986,071)
Net loss	$(11,819,629)	$(1,246,829)	$(16,559,911)	$(4,978,337)	$(71,429,871)
Net loss per common share –basic and diluted:
Continuing operations	$(0.014)	$(0.012)	$(0.039)	$(0.047)
Discontinued operations	(0.036)	$(0.001)	$(0.052)	$(0.010)
Net Loss	$(0.050)	$(0.013)	$(0.091)	$(0.057)

Weighted average shares outstanding	237,521,887	97,649,310	182,205,454	86,621,754

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30,		Period from August 1, 1968 (date of inception) to November 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(16,559,911)	$(4,978,337)	$(71,429,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	711,338	1,044,853	3,913,707
Amortization of deferred financing costs	278,834	372,700	962,117
Depreciation and amortization	57,228	95,974	433,886
Loss (gain) on disposal of equipment	57,072	-	74,753
Loss (gain) on sale of investments	(105,120)	-	(442,370)
Non-cash charge related to notes and related warrants	-	5,657,809	7,304,105
Change in fair value of (derivative) warrant liability	245,590	(4,339,214)	(9,411,688)
Realized and unrealized losses on marketable securities	-	-	66,948
Loss (gain) on extinguishment of debt	2,057,804	3,189,187	5,917,044
Accrued interest on note converted to common stock	-	855,722	887,226
Amortization of discount on convertible notes payable	704,002	3,138,290	9,490,053
Write-down of intellectual property rights	14,564,958	-	15,094,958
Amortization of discount on payable to related party	-	-	2,887,555
Issuance of common stock for services	94,662	298,398	758,964
Fair value of beneficial conversion feature of debt	-	-	3,021,197
Issuance of common stock for interest	544,873	-	1,080,349
Grant of stock options for services	138,031	2,182,148	9,459,290
Expenses paid by stockholder	-	-	2,640
Minority interest and change in investment in subsidiary, net	(6,740,920)	(1,114,081)	(10,645,143)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(113,760)	(35,552)	(220,826)
(Increase) in due from related parties	-	(63,899)	(59,300)
Decrease (increase) in prepaid expenses	67,951	35,117	(35,261)
(Increase) decrease in other current assets	(42,698)	(6,521)	(45,797)
Decrease in deposits	-	3,498	2,043
Increase (decrease) in accounts payable and accrued expenses	761,720	(433,891)	1,312,394
Increase (decrease) in due to related parties	10,334	(36,823)	93,555
(Decrease) increase in deferred revenues	(187,500)	(187,500)	20,833
Net cash (used in) provided by operating activities	(3,455,512)	5,679,678	(29,506,639)

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30,		Period from August 1, 1968 (date of inception) to November 30,
	2008	2007	2008
Cash flows from investing activities:
Purchases of property and equipment	(1,069)	(11,363)	(645,986)
Sales of marketable securities	-	-	2,369,270
Sale (purchase) of investments	-	63,000	(100,000)
Net proceeds from sale of investments	91,773	-	529,023
Acquisition costs of intangible assets	-	-	(616,583)
Cash paid for investment in Myotech, net of cash received of $19,408	-	-	(280,594)
Cash paid for acquisition of Biophan Europe, net of cash received of $107,956	-	-	(258,874)
Purchases of marketable securities	-	-	(2,436,218)
Net cash used in investing activities	90,704	51,637	(1,439,962)
Cash flows from financing activities:
Proceeds of bridge loans	-	-	986,500
Loan from stockholder	-	-	143,570
Line of credit borrowing from related party	-	-	7,980,950
Line of credit payments	(20,503)	-	(2,093,003)
Proceeds (repayments) of convertible notes payable	-	(17,188)	7,250,000
(Repayment) of convertible notes payable	(2,150,000)	(50,372)	(2,678,351)
Principal payments on capital lease obligation, net	(8,242)	(5,564)	(9,611)
Proceeds from sales of capital stock	-	40,049	19,438,849
Exercise of options	-	-	658,467
Exercise of warrants	-	-	1,142,451
Swing profits	-	-	696,087
Deferred financing costs	-	-	(1,030,120)
Deferred equity placement costs	-	-	(112,536)
Net cash (used in) provided by financing activities	(2,178,745)	(33,075)	32,373,253
Net (decrease) increase in cash and equivalents	(5,543,553)	5,698,240	1,426,652
Cash and equivalents, beginning	6,970,205	2,418,551	-
Cash and equivalents, ending	$1,426,652	$8,116,791	$1,426,652

See Notes to Condensed Consolidated Financial Statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30,			Period from August 1, 1968 (date of inception) to November 30,
	2008	2007		2008
Supplemental schedule of cash paid for:
Interest	$42,901		$3,931	$288,950
Supplemental schedule of non-cash investing and financing activities:		$		$

Allocation of proceeds from line of credit - related party to beneficial conversion feature and warrants	$-		$-	$2,812,555
Allocation of proceeds from notes payable and warrants	$-		$-	$7,250,000
Gain on sale of investment	$-		$124,500	$124,500
Change in fair value of warrants reclassified from equity to warrants liability	$23,897		$6,154,792	$779,773
Capital lease obligation	$-		$6,318	$34,235
Change in fair value of warrant liability	$245,590		$-	$6,400,382
Discount on senior secured convertible notes	$-		$-	$2,636,612
Forgiveness of debt - line of credit	$732,166		$-	$1,782,166
Issuance of common stock upon conversion of line of credit loans	$-		$2,180,000	$4,158,450
Issuance of common stock for principal payments for senior secured convertible notes	$1,818,420		$3,143,231	$4,755,814
Issuance of common stock for the acquisition of initial 35% interest in Myotech, LLC	$-		$-	$8,467,698
Transfer of treasury stock in connection with dissolution of Myotech, LLC	$8,398,775		-	$8,398,775
Issuance of common stock in satisfaction of accounts payable	$-		$168,854	$302,854
Liabilities assumed in conjunction with acquisition of 51% interest in Biophan Europe and certain intellectual property rights	$-		$-	$178,384
Issuance of common stock upon of bridge loans	$-		$-	$1,142,068
Acquisition of intellectual property	$-		$-	$425,000
Intellectual property acquired through issuance of capital stock and assumption of related party payable	$-		$-	$175,000

See Notes to Condensed Consolidated Financial Statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  November 30, 2008

INTERIM FINANCIAL STATEMENTS:

The condensed consolidated financial statements as of November 30, 2008 and for the nine months ended November 30, 2008 and 2007 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

Certain amounts for prior periods have been reclassified to conform to the current period presentation of discontinued operations.

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc. ("Antisense") and Nanolution Technologies, Inc., formerly MRIC Drug Delivery Systems, LLC, ("Nanolution"), its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), formerly aMRIs GmbH, and TE Bio LLC ("TE Bio"), and Myotech, LLC ("Myotech"), collectively referred to as the "Company". During the nine months ended November 30, 2008, MR:Comp GmbH (“MR Comp”) was divested from Biophan Europe. The accounts of MR Comp are immaterial to the Company’s condensed consolidated financial statements. The Company does not anticipate incurring any future losses from MR Comp.  Another majority owned subsidiary, Myotech, was dissolved effective October 17, 2008. See the Investment in Myotech LLC and Discontinued Operations footnotes for further details. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

PRINCIPAL BUSINESS ACTIVITIES:

The primary mission is to develop and commercially exploit technologies for improving the performance of biomedical devices. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be image compatible (to allow effective imaging of the device and its surrounding tissue) with MRI (magnetic resonance imaging). The Company also possesses technology for generating power for implantable devices from body heat, and a series of implantable devices including MRI-visible vascular implants such as a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of the heart. The Company's first licensee for several of these technologies is Boston Scientific (NYSE: BSX). The Company also owns all rights to develop the Myotech Circulatory Support System (CSS). The Myotech CSS has the potential to become a standard of care for treating acute heart failure including sudden cardiac arrest.  See intangible assets below.

INTANGIBLE ASSETS:

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

During the three months ended November 30, 2008, management performed a test for impairment of the Myotech circulatory support system (“Myotech CSS”) intellectual property which indicated an impairment to its carrying value.  The Company then performed a valuation of the intellectual property utilizing the income approach methodology of valuation.  This approach utilized estimated discounted cash flows from future royalty payments, assuming current market conditions and considering probabilities under several scenarios.  As a result, the Company recorded a charge for impairment of approximately $14,565,000 which is included in the Company’s loss from discontinued operations.  The fair value of the Myotech CSS intellectual property is being amortized over the remaining life of the patents.  See the Investment in Myotech LLC and Discontinued Operations footnotes for more details.

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
  November 30, 2008

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157, as amended, defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued  FSP FAS 157-2 which delays the Effective Date of FASB Statement  157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and accordingly, the Company’s adoption of this standard is limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company is currently evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the consolidated financial statements upon full adoption.

In October 2008, the FASB issued and made effective FASB Staff Position (FSP) SFAS 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active.  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP 157-3 did not have a material effect on the Company’s financial statements.

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

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, which clarifies the method and timing for recognition of nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In particular, it addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructuring costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development related intangibles in certain circumstances. SFAS 141(R) is effective for the first reporting period beginning on or after December 31, 2008. The Company is currently evaluating the impact of the implementation of SFAS 141(R) on its consolidated financial position, and results of operations.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements an amendment of ARB 51. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, this Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in a change in control. SFAS 160 is effective for the first annual reporting period beginning on or after December 31, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

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

In March 2008, the FASB released SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the impact of derivatives on the financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its consolidated financial statements.

In April 2008, the FASB issues FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on its financial statements.

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
NOVEMBER 30, 2008
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

On October 2, 2007, we entered into a revised Securities Purchase Agreement with Myotech pursuant to which the Company agreed to purchase from Myotech up to an additional 15,496,547 Class A membership units for an aggregate purchase price of $3,200,000. Prior to the execution of the Agreement, Biophan owned 5,408,194 Class A membership units. Upon execution of the revised Agreement, Biophan purchased an additional 9,316,547 Class A membership units upon the payment of an aggregate initial purchase price of $1,200,000 bringing our ownership percentage as of November 30, 2007 to 68.02%. Thereafter, upon the satisfaction of certain conditions, Biophan had the right to purchase an additional 6,180,000 Class A membership units for a purchase price of $2,000,000, which would increase our ownership percentage to approximately 75%.

On June 30, 2008, we entered into an amendment to the Securities Purchase Agreement dated October 2, 2007, that upon completion of certain closing obligations, calls for us to purchase an additional 6,180,000 Class A membership units, for an aggregate purchase price of $2,000,000. Under the terms of this amendment, we have purchased a total of 1,854,000 Class A units for an aggregate total of $600,000, increasing our ownership to 70.6% as of October 17, 2008, the date of dissolution.

The increase in our equity interest under the October 2, 2007 revised Securities Purchase Agreement and the June 30, 2008 amendment to the Securities Purchase Agreement for consideration of $1,200,000 and $600,000, respectively, was at a per-unit price that was less than the then book value per unit. The aggregate excess of the book value over the cost, or negative goodwill, in the amount of $5,216,958 was allocated to reduce the stated value of the Myotech intellectual property in consolidation.

On October 17, 2008, the Company elected to dissolve Myotech LLC and distribute its net assets according to the terms of the Myotech LLC operating agreement.  All of the rights under the Myotech CSS patents were transferred to Biophan.  Management performed a test for impairment that included the income approach methodology of valuation, utilizing both discounted and undiscounted cash flows from future royalty payments, assuming current market conditions and considering probabilities under several scenarios.  As a result, the Company recorded a charge for impairment of approximately $14.565,000 which is included in the Company’s loss from discontinued operations.See the Discontinued Operations footnote for more detail.

Prior to our obtaining a majority interest, we determined Myotech was a Variable Interest Entity within the meaning of FIN 46(R) and the Company is the primary beneficiary (as defined in FIN 46(R)). Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.  However, on October 17, 2008, when Myotech was dissolved the Company reclassified the results of Myotech operations for all prior periods into loss from discontinued operations.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

DISCONTINUED OPERATIONS:

Effective June 1, 2008, MR:Comp GmbH (“MR Comp”) was divested from one of Biophan’s majority owned subsidiaries, Biophan Europe GmbH (“Biophan Europe”). As a result, the Company recorded a gain from discontinued operations equal to $105,120.  The rest of the accounts of MR Comp are immaterial to the Company’s condensed consolidated financial statements.

On October 17, 2008, the Company elected to dissolve Myotech LLC (“Myotech”).  As a result, all of the Myotech assets and liabilities were restated to their fair value and liquidated according to the Myotech LLC operating agreement.  A loss on disposal of assets of $49,510 was recorded.  The Company also recorded an impairment charge of $14,564,958 for the difference between the carrying amount and the fair value of the Myotech CSS technology.  The net loss from Myotech operations and the impact of the minority interest in Myotech LLC were also accounted for in the loss from discontinued operations account.  The following summarizes all of the activity in the loss from discontinued operations account during the three months ended November 30, 2008:

2008
Loss on disposal of assets	$(49,510)
Impairment of intellectual property	(14,564,958)
Loss from Myotech operations	(232,737)
Minority interest	6,211,741
Loss from operations of discontinued operations	$(8,635,464)

Since it’s inception, Myotech LLC did not generate any revenue.  Therefore, there is no revenue included in the loss from discontinued operations for any period presented in the condensed consolidated statements of operations.

The results of Myotech operations, net of corporate overhead, have been reclassified into the loss from discontinued operations for all periods presented in the condensed consolidated statements of operations for the period ended November 30, 2008.

As part of the distribution of Myotech assets, 4,923,080 shares of Biophan common stock, par value $.005 were transferred from Myotech LLC  to Biophan.  On the date of transfer, the stock had a fair value of $68,923.  The  Company recorded a charge against paid in capital equal to $8,398,775 since the stock was previously accounted for as treasury stock in the consolidated financial statements.

On November 30, 2008, the divestiture of MR Comp and dissolution of Myotech were substantially complete.  The Company does not anticipate  future losses from either entity.

LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement (LOC #1) with Biomed Solutions, LLC, at the time a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Upon the resignation of Biophan’s former CEO, Michael Weiner, on October 3, 2007 Biomed was no longer deemed a related party. Borrowings under the line bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants which was valued utilizing the Black-Scholes Option Pricing Model. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan. The balance of borrowings on the line was $500,000 at November 30, 2008 and 2007.

On January 24, 2006, we entered into an additional Line of Credit Agreement  (“LOC #2”) with Biomed Solutions, LLC, pursuant to which Biomed committed to make advances to us, in an aggregate amount of up to $5,000,000. Amounts borrowed bear interest at the rate of 8% per annum, and principal and interest are convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under LOC #2 expired on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) became due and payable. In connection with the establishment of the credit facility, we issued to Biomed a warrant to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company recorded a discount on the borrowings of $1,678,425 due to the beneficial conversion feature of the note as well as for the value of the warrant.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (LOC#2)  with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to LOC#2. The amendment reduced the price at which the LOC#2 is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the LOC#2 and LOC#1 in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the LOC#2 in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which was effective May 9, 2007. On July 19, 2007, Biomed converted $2,180,000 of principal and $195,899 of accrued interest into a total of 3,546,118 shares of our common stock leaving a balance outstanding at August 31, 2007 of $1,750,000. On November 5, 2007, Biophan and Biomed entered into a Settlement Agreement with SBI to settle all claims, causes of action and disputes between and among them. As a result of SBI’s forgiveness of Biomed’s debt, Biomed forgave $1,050,000 of the LOC#2 leaving a balance outstanding of $700,000 as of November 30, 2007. This forgiveness of debt by Biomed, a stockholder of the Company at that time, was recorded as a credit to additional paid-in capital in stockholders’ equity.

On September 23, 2008, the Company amended the line of credit agreements LOC#1 and LOC#2, extending the combined term to December 31, 2012 in exchange for monthly cash payments of $15,000.  Accordingly, the Company paid $60,000 in cash during the quarter ended November 30, 2008.  In addition to the September 23, 2008 amendment, the Company obtained a letter of understanding from Biomed outlining conditions in which certain expenses and accounts receivable from entities related to Biomed may be used to offset line of credit principal and interest. As a result, $732,167 was applied against the line of credit during the quarter ended November 30, 2008 of which $583,262 was credited to paid in capital since it related to forgiveness of debt by a Biomed stockholder who personally holds shares of Company stock.

The total balance of borrowings on the lines of credit was $718,807 plus accrued interest and $1,200,000 plus accrued interest at November 30, 2008 and 2007, respectively.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

SENIOR SECURED CONVERTIBLE NOTES:

On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with 10 private investors led by Iroquois Master Fund Ltd ("Iroquois"). Pursuant to the Purchase Agreement, on October 12, 2006 we issued $7,250,000 of Senior Secured Convertible Notes (the "Notes") to the investors and received proceeds of $6,219,880 after paying estimated fees and expenses of $1,030,120 related to the transaction. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.67 per share (the "Conversion Price"). Interest on the outstanding principal amount under the Notes was payable quarterly at a rate equal to the six-month London InterBank Overnight Rate plus 500 basis points, with a minimum rate of 10% per annum and a maximum rate of 12% per annum, payable at our option in cash or shares of our common stock registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). If we elected to make principal or interest payments in common stock, the number of shares issuable by us was based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price.  Principal on the Notes amortized and payments were due in 33 equal monthly installments commencing four months following issuance of the Notes, and was made at our option in cash or shares of our common stock registered for resale under the Securities Act. Our obligations under the Notes were secured by a first priority security interest in substantially all of our assets pursuant to a Security Agreement dated as of October 11, 2006 among us, the investors and Iroquois, as agent for the investors (the "Security Agreement").  The scheduled maturity date of the notes was October 2009.

As further consideration, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. If the investors had elected to exercise these one-year warrants, they would have received additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. These one year warrants expired May 7, 2008. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allowed for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allowed for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. The warrants contain anti-dilution protection that, should we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, it will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities. The total fair value of the warrants was $14,554,105 which was calculated utilizing the Black-Scholes Option Pricing Model. The Company recorded a discount on the Notes of $7,250,000 for the fair value of the related warrants. The excess of the fair value of the warrants over the carrying value of the notes, which amounted to $7,304,105, was recognized as additional expense related to warrants in the statement of operations for the year ended February 28, 2007. The discount on the Notes was being amortized over the life of the Notes using the effective interest method. The discount amortization for the year ended February 29, 2008 and February 28, 2007 amounted to $3,200,692 and $1,707,066, respectively and is included in interest expense in the accompanying statements of operations.

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
NOVEMBER 30, 2008

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

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment, we agreed to amend the Notes to provide that even if we elect to make a monthly installment payment in cash, the holder will have the right to request payment in common stock of the Company. In addition, the Conversion Price was reduced to $0.15. As of November 30, 2008 2,440,000 shares have been converted at $0.15.  The Amendment also amended the warrants to reduce the exercise prices of the various warrants to $0.23. In exchange for the foregoing, the investors released certain intellectual property from the Security Agreement, allowing the Company to transfer and sell such intellectual property. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic, Inc.  For accounting purposes, these amendments as they pertain to re-pricing of the convertible debt and warrants, have been treated as an extinguishment of the old debt. Accordingly, during fiscal 2008 the remaining unamortized discount on the old debt of $3,352,581 was written off, a loss on extinguishment of $3,189,187 on the old debt was recognized, and a new discount in the amount of $2,636,612 was recorded. In addition, a beneficial conversion charge to interest expense was recorded in the amount of $3,021,197.

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

On September 24, 2008, the Company  executed a prepayment agreement with the holders of the Senior Secured Convertible Notes. Pursuant to the agreement, the holders of the Senior Secured Convertible Notes accepted a prepayment of the remaining $2.3 million in senior debt, in exchange for an aggregate cash payment of $2.15 million plus delivery of 14.2 million shares of the Company’s common stock. Also, in connection with this transaction, note holders were offered additional shares in exchange for surrendering their warrants to purchase the Company’s common stock, issued in connection with the Senior Secured Convertible Notes.  Warrants to purchase 16.6 million shares of common stock were redeemed for 3.9 million shares of common stock, leaving outstanding warrants to purchase 23.4 million shares of the Company’s common stock. The remaining warrants have an exercise price of $0.23 per share.  All of the remaining unamortized discount associated with the warrants and unamortized financing costs were written off as a loss on extinguishment of debt.

The outstanding principal on the Senior Secured Convertible Notes was $0 and $4,716,220 at November 30, 2008 and 2007, respectively. In the unaudited condensed consolidated balance sheets, the Senior Secured Convertible Notes are presented net of the unamortized discount associated with the warrants issued in connection with the notes, equal to $0 and $2,446,259 at November 30, 2008 and 2007, respectively.  During the quarter ended November 30, 2008, the Company recorded an associated loss on extinguishment of debt equal to $2,057,804 which consisted of the unamortized debt discount of $1,447,510, unamortized deferred financing costs of $570,093 and the balance of unpaid principle and interest of $40,201.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

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

Accordingly, on July 10, 2008, the date the liability was triggered, the Company reclassified warrants with a value of $23,897 from equity to the warrant liability, and adjusted it to its fair value on August 31, 2008 and again on November 30, 2008 by recording a change in fair value in the Company’s condensed consolidated statements of operations.  On November 30, 2008, the fair value of the warrant liability was $269,487.

As noted above, the fair value of the warrant liability related to the Senior Secured Convertible Notes is volatile. Several factors and underlying assumptions are included in the Black-Scholes model utilized to derive the fair value of the warrants. The factors and assumptions are as follows:

1.)	The number of warrants: varies from time to time dependent upon current period grants, conversion, forfeitures, and expirations,
2.)	Term of expiration: expiration dates vary by grant and currently range from 1 to 3.5 years,
3.)	Market price at the valuation date: $0.015/share at July 10, 2008; $0.013/share at November 30, 2008;
4.)	Exercise price of the warrants: varies by grant,
5.)	Dividend yield: assumed to be zero
6.)
Interest rate; we use the US Federal Reserve – “Treasury constant maturities rates” at the measurement date matched to the maturities of the warrants. The rates change over time and the maturities of the warrants change over time.

7.)	Company stock price volatility on a look-back basis as a proxy for expected future volatility in stock price. We use the look-back approach.

While most of these factors changed during the period from July 10, 2008 to November 30, 2008, the most significant factors impacting the change in fair value were the change in number of warrants, options granted, and the change in stock price.

STOCKHOLDERS' EQUITY:

The following changes in stockholders’ equity took place during the nine months ended November 30, 2008:

Event	Number of Shares Issued	Common Stock	Additional Paid in Capital
Balance at February 29, 2008	119,128,504	$595,643	$78,015,527
Shares issued for principal and interest on convertible notes	120,555,441	602,776	1,761,093
Shares issued to directors	900,000	4,500	31,500
Shares issued for services	2,701,319	13,507	45,156
Expenses paid by stockholder	-	-	583,262
Transfer of treasury stock	-	-	(8,467,698)
Stock option expense	-	-	138,031
Recognition of fair value of warrant liability	-	-	(23,897)
Balance at November 30, 2008	243,285,264	$1,216,426	$72,082,974

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

STOCK-BASED COMPENSATION PLANS:

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $138,031 for the nine months ended November 30, 2008. The related impact on basic and diluted earnings per share for the quarter ended November 30, 2008 was immaterial. There was no impact on the Company's cash flow.

The Company’s stock incentive plans consist of the Biophan Technologies, Inc. 2001 Stock Option Plan, the Biophan Technologies, Inc. 2006 Incentive Stock Plan and the Biophan Technologies, Inc. 2008 Incentive Stock Plan (the “Plans”) which are shareholder approved.  The Plans provide for the grant of incentive and non-qualified stock options to selected employees, and the grant of non-qualified options and other stock-based awards to selected consultants, directors and advisory board members. The Plans are administered by the Compensation Committee of the Board and it is authorized to grant options or restricted stock awards up to 13,000,000 shares under the 2001 Plan, 7,500,000 shares under the 2006 Plan and 10,000,000 shares under the 2008 Plan. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plans, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans. The Company typically funds exercised options with previously unissued shares. Non-employee directors also receive periodic restricted stock grants pursuant to the automatic grant program in effect for them under the 2008 Plan. Some of the Company's outstanding option agreements contain performance milestones as a condition for vesting. In accordance with Statement of Accounting Standard No. 123(R), "Share Based Payments," the Compensation Committee periodically evaluates the probability these milestones will be met and records compensation expense when it is determined that the conditions are probable of being satisfied. During the quarter ended November 30, 2008, none of the criteria for vesting of outstanding performance options were met.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions: Expected volatilities are based on the historical volatility of the Company's stock, management's estimate of implied volatility of the Company's stock, and other factors. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company uses a combination of historical and expected data to estimate forfeitures.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the nine months ended November 30, 2008:

Risk-free interest rate	2.70%
Expected option life	10.0 years
Expected volatility	310.73%
Expected dividend yield	0.0%

Further information relating to stock options is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding options at 2/29/08	15,503,891	$0.63
Granted	1,700,000	0.02	9.63
Exercised	-	-	-
Forfeited/expired	(662,912)	0.89	4.00
Outstanding options at 11/30/08	16,540,979	$0.54	7.02

Exercisable on 11/30/08	14,482,437	$0.55	6.84

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

The following table summarizes our non-vested stock option activity for the nine months ended November 30, 2008

Non-vested stock option activity

		Wt'd Avg Grant-Date
	No of Shares	Fair Value
Non-vested stock options at 2/29/08	1,941,667	$0.73
Granted	1,700,000	0.02
Vested	(1,308,125)	0.22
Forfeited/expired	(275,000)	1.05

Non-vested stock options at 11/30/08	2,058,542	$0.51

As of November 30, 2008 there was approximately $62,000 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 2.2 years.

The options have contractual terms ranging from five to ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 at November 30, 2008 as the market price of the Company's common stock was below the weighted-average exercise price of substantially all of the options. Total intrinsic value of options exercised was $0 for the quarter ended November 30, 2008 as no options were exercised during this period.

At November 30, 2008, shares available for future stock option grants to employees and others under the 2001 Stock Option Plan, the 2006 Incentive Stock Plan and the 2008 Incentive Stock Plan were 879,480; 26,566 and 4,698,681 respectively.

EARNINGS PER SHARE:

If the Company had generated earnings during the nine-month period ended November 30, 2008, no common stock equivalent shares would have been added to the weighted average shares outstanding as no options have exercise prices below the average fair value of the Company’s stock during the period.

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

On April 17, 2008, the Company reached an agreement in principle to terminate the Company’s forward funding commitments with Biophan Europe GmbH.  As a result, it’s likely the Company's ownership percentage in Biophan Europe will be reduced and the Company will no longer be required to consolidate this entity. Management believes this will not have a material effect on the Company's condensed consolidated financial statements in future periods. In addition, on May 5, 2008, Biophan Europe settled a dispute with a minority shareholder whereby Biophan Europe paid the shareholder $80,000 and agreed to issue 150,000 shares of the Company’s stock valued at approximately $2,250.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this  report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

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

COMPANY BUSINESS

During the nine-month period ended November 30, 2008:

•	We recognized approximately $451,000 in revenue from licensing, development payments, MRI testing, and consulting fees.

•
We continue to focus our efforts to seek license or development partners for the Myotech Circulatory Support System (CSS), a lifesaving device that provides benefits and competitive advantages not possible with other circulatory support devices.  This is a change from our past efforts which was focused on the development internally of the Myotech CSS.  Refer to the “Discontinued Operations” discussion in the notes to the financial statements which will provide an overview for the change.

•	We have continued our efforts to seek license partners for the MRI compatible devices and other technologies developed by Biophan and our Biophan Europe subsidiary.

•
We have continued working under a Cooperative Research and Development Agreement (CRADA) with the FDA's Office of Science and Engineering Laboratories (OSEL) to research and define methods for measuring MRI safety of medical implants by examining the leads of cardiac rhythm management and neurostimulation devices.

•
We have filed additional grant applications related to our other technologies, including technologies to employ patented pulsewidth modulation techniques to improve the battery life of implantable devices such as pacemakers, and patented technologies to employ chaos theory calculations to improve the diagnosis and treatment of atrial fibrillation. So far, we have filed over $10 million in grant applications this year.

•
We completed the purchase of the patent assets of Nanoset LLC that had previously been exclusively licensed for medical applications.  The purchase allows Biophan to exploit the technology disclosed in these patents and applications in non-medical markets and eliminates annual minimum royalty payments.  The Nanoset patents cover the compositions of matter, manufacturing methods, and device designs that employ nanomagnetic materials that can potentially be used to shield against unwanted electromagnetic energy, enhance the quality of magnetic resonance images of implanted devices such as stents, or be used as contrast media for MRI procedures.

•	We have continued to be funded by Medtronic under the assignment agreement between Biophan and that company to help them refine the patents they purchased to commercialize the technology.

RESULTS OF OPERATIONS

The following comments discuss the significant factors affecting the consolidated operating results of the Company comparing the three months ended November 30, 2008 to the three months ended November 30, 2007 and the nine months ended November 30, 2008 to the nine months ended November 30, 2007.

Comparison of the Three Months Ended November 30, 2008 to the Three Months Ended November 30, 2007.

Revenues :
Revenues decreased 99% or by $11,038,000 during the three  month period  ended November 30, 2008 as compared to the same period  ended November 30, 2007. The  decrease  was primarily due to the $11,000,000 sale of intellectual property to Medtronic in 2007.  Development payments  decreased $30,000 and grant revenue decreased $25,000 due to  a government sponsored research program that was in place during 2007.  Testing services and consulting fees, however, were higher in 2008 ($17,000) as a result of the technical transfer support arrangement put into place when the intellectual property was sold to Medtronic.  The Company plans to continue to generate revenue under existing license arrangements, government research programs and is actively seeking a development partner for the Myotech Circulatory Support System.

Research and Development Expenses :
Research and development expenses decreased  42% or by $194,000 during the three months ended November 30, 2008 as compared to the same period ended November 30, 2007. After factoring out the decrease in non-cash stock-based compensation expense from 2007 to 2008 of $33,000 and the increase  in depreciation and amortization of $23,000 the overall decrease is attributable to the planned reductions in spending on research and development projects ($268,000) and research and development salaries ($84,000), offset by increases in patent legal expenses ($71,000), consultants ($17,000) and overhead ($80,000).  Further cost reduction measures in the research and development area will be dependent upon how successful the Company is in securing additional funding through research grants.

General and Administrative Expenses :
General and administrative expenses decreased by 36%, or $571,000 during the three months ended November 30, 2008 as compared to the same period ended November 30, 2007. After factoring out the decrease in non-cash stock-based compensation expense from 2007 to 2008 of $170,000 and a decrease in depreciation and amortization of $10,000, there were significant decreases in administrative salaries $478,000, and outside consulting $30,000, offset by increases in overhead $6,000 and legal and accounting $111,000. The Company has  taken additional measures to reduce general and administrative overhead expenses, and therefore does not anticipate the same level of spending in fiscal 2010.

Other Income (Expense) :

Other Income (Expenses) consisted of the following during the three months ended November 30, 2008 and November 30, 2007, respectively:

	2008	2007
Interest income	$8,000	$53,000
Interest expense	(250,000)	(7,301,000)
Gain on sale of investments and other assets	-	126,000
Change in fair value of warrant liability	255,000	-
Loss on extinguishment of debt	(2,058,000)	(3,189,000)
Other income and (expenses)	(15,000)	72,000
Total:	$(2,030,000)	$(10,239,000)

The two major components of this category are interest expense and loss on extinguishment of debt.  Interest expense was $7,051,000 greater during the three months ended November 30, 2007 as compared to the three months ended November 30, 2008 because of the interest that was recognized in 2007 as a result of the modification in the Senior Secured Convertible Notes on October 3, 2007.  Also, on September 23, 2008, the Company prepaid the remaining balance of the Senior Secured Convertible Notes.  Therefore, interest expense on the Senior Secured Convertible Notes was not incurred during the entire three month period, as compared to the quarter ended November 30, 2007. The loss on extinguishment of debt was approximately $1,131,000 less during the three months ended November 30, 2008 because the unamortized discount on the balance of the Senior Secured Convertibles was less than comparable balance immediately prior to executing Amendment No. 1 of the Senior Secured Convertible Notes on October 3, 2007. The decrease in interest income of $45,000 was related to the decrease in cash and cash equivalents balance between periods.  The decrease in gain on sale of investment and other assets of $126,000 was due to the fact that the Company did not have comparable transactions during the three months ended November 30, 2008. Other income and expenses decreased by $57,000 as a result of the reduction in incremental services billings between periods, and the change in the fair value of the warrant liability ($255,000) is a result of the decrease in number of outstanding warrants relative to their change in fair value and the number of unissued shares of Company stock.

Loss From Discontinued Operations:

The increase in  loss from discontinued operations in the condensed consolidated statements of operations for the three month period ended November 30, 2008 was a result of the dissolution of  Myotech LLC. The loss from discontinued operations for the three months ended November 30, 2007 represents the losses generated from the operations of Myotech during that period. The loss from discontinued operations for the three months ended November 30, 2008 includes the losses generated from operations as well as the impairment of intellectual property, the write-off of unamortized acquisition costs and the impact of the dissolution on the minority interest in Myotech LLC.

The following comments discuss the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the nine months ended November 30, 2008 as compared to the nine months ended November 30, 2007.

Comparison of the Nine Months Ended November 30, 2008 to the Nine Months Ended November 30, 2007

Revenues :
Revenues decreased 96% or by $11,041,000 during the nine months ended November 30, 2008 as compared to the same period ended November 30, 2007. The decrease was primarily due to the $11,000,000 sale of intellectual property to Medtronic in 2007.  Development payments decreased $30,000 and grant revenue decreased $100,000 due to  a government sponsored research program that was in place during 2007.  Testing services and consulting fees, however, were higher in 2008 ($89,000) as a result of the technical transfer support arrangement put into place when the intellectual property was sold to Medtronic and other technical consulting opportunities.  The Company plans to continue to generate revenue under existing license arrangements, government research programs and is actively seeking a development partner for the Myotech Circulatory Support System.

Research and Development Expenses :
Research and development expenses decreased 56% or by $1,141,000 during the nine months ended November 30, 2008 as compared to the same period ended November 30, 2007. After factoring out the decrease in non-cash stock-based compensation expense from 2007 to 2008 of $599,000 and the increase in depreciation and amortization of $29,000, the overall decrease is attributable to the planned reductions in spending on research and development projects ($421,000) , research and development salaries ($211,000) and patent legal expenses ($32,000), offset by increases in consulting ($13,000) and overhead ($80,000).  Further cost reduction measures in the research and development area will be dependent upon how successful the Company is in securing additional funding through research grants.

General and Administrative Expenses :
General and administrative expenses decreased by 37%, or $1,692,000 during the nine months ended November 30, 2008 as compared to the same period ended November 30, 2007. After factoring out the decrease in non-cash stock-based compensation expense from 2007 to 2008 of $1,445,000 and a decrease in depreciation and amortization of $8,000, there were significant decreases in administrative salaries $492,000 and overhead $37,000, offset by increases in consulting ($105,000) and legal and accounting ($185,000). The Company has  taken additional measures to reduce general and administrative overhead expenses, and therefore does not anticipate the same level of spending in fiscal 2010.

Other Income (Expense) :

Other Income (Expenses) consisted of the following during the nine months ended November 30, 2008 and November 30, 2007, respectively:

	2008	2007
Interest income	$62,000	$73,000
Interest expense	(1,691,000)	(9,921,000)
Gain on sale of investments and other assets	-	136,000
Liquidating damages	-	(653,000)
Change in fair value of warrant liability	(246,000)	4,339,000
Loss on extinguishment of debt	(2,058,000)	(3,189,000)
Other income and (expenses)	88,000	296,000
Total:	$(3,845,000)	$(8,919,000)

The three major components of this category are interest expense, the loss on extinguishment of debt and the change in the fair value of the warrant liability.  Interest expense was $8,230,000 greater during the nine months ended November 30, 2007 as compared to the nine months ended November 30, 2008 because in 2007 the interest that was recognized was as a result of the October amendment to the Senior Secured Convertible Notes. Furthermore, on September 23, 2008, the Company prepaid the remaining balance of the Senior Secured Convertible Notes.  As a result, the interest expense recorded from the Senior Secured Convertible Notes was not incurred during the entire nine month period as compared to the nine month period ended November 30, 2007. The loss on extinguishment of debt was approximately $1,131,000 less during the nine months ended November 30, 2008 because the unamortized discount on the balance of the Senior Secured Convertibles was less than the comparable balance immediately prior to executing Amendment No. 1 of the Senior Secured Convertible Notes.  The change in the fair value of the warrant liability ($4,585,000) was mostly driven by a $4,339,000 adjustment posted on May 8, 2007 following a special shareholder’s meeting at which an increase in authorized shares was approved.  The balance of the change ($246,000) was a result of the decrease in number of outstanding warrants on September 24, 2008, relative to the change in their fair value and the number of unissued shares of Company stock on the balance sheet date. The decrease in interest income of $11,000 was related to the decrease in cash and cash equivalents balance between periods.  The decrease in gain on sale of investment and other assets of $136,000 was due to the fact that the Company did not have comparable transactions during the nine months ended November 30, 2008. Other income and expenses decreased by $208,000 as a result of the reduction in incremental services billings between periods.

Loss From Discontinued Operations:

The increase in  loss from discontinued operations in the condensed consolidated statements of operations for the nine month period ended November 30, 2008 was a result of the dissolution of it’s majority-owned subsidiary, Myotech LLC. The loss from discontinued operations for the nine months ended November 30, 2007 represents the losses generated from the operations of Myotech during that period. The loss from discontinued operations for the nine months ended November 30, 2008 includes the losses generated from operations as well as the impairment of intellectual property, the write-off of unamortized acquisition costs and the impact of the dissolution on the minority interest in Myotech LLC.

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

On September 24, 2008, Biophan Technologies, Inc. (the “Company”) announced execution of a prepayment agreement with the holders of its Senior Secured Convertible Notes. Pursuant to the prepayment agreement, the holders of the Secured Convertible Notes accepted a prepayment of the remaining $2.3 million in senior debt, in exchange for an aggregate cash payment of $2.15 million plus delivery of 18 million shares of the Company’s common stock. In connection with this transaction, note holders were offered additional shares in exchange for surrendering their warrants to purchase the Company’s common stock, issued in connection with the Senior Secured Convertible Notes. Warrants to purchase 16.6 million shares of common stock were redeemed leaving outstanding warrants to purchase 23.4 million shares of the Company’s common stock. All of the remaining warrants have an exercise price of $0.23 per share.

In addition to repaying the Senior Secured Convertible Notes,  on September 23, 2008, the Company amended the line of credit agreements LOC#1 and LOC#2, extending the combined term to December 31, 2012 in exchange for monthly cash payments of $15,000.  Accordingly, the Company paid $60,000 in cash during the quarter ended November 30, 2008.  In addition to the September 23, 2008 amendment, the Company obtained a letter of understanding from Biomed outlining conditions in which certain shared expenses and accounts receivable from entities related to Biomed may be used to offset line of credit principal and interest. As a result, $732,167 was applied against the line of credit during the quarter ended November 30, 2008 of which $583,262 was credited to paid in capital since it related to forgiveness of debt by a Biomed stockholder who personally holds shares of Company stock.

At November 30, 2008, the Company has cash and cash equivalents of approximately $1.4 million and negative working capital. We believe the Company has adequate working capital resources for the upcoming seven to nine months of operations, however we can make no assurances as to the Company's ability to obtain sufficient financing or attain future profitable operations.  The Company is currently pursuing licensing/developing partners for its technologies, including the Myotech CSS, and is also seeking strategic acquisition(s) and financing to extend its capital resources beyond this time frame.  If we are unsuccessful in our efforts to obtain capital, this could adversely impact our ability to continue as a going concern.

Capital Resources

Our current strategic plan does not indicate a need for material capital expenditures in the conduct of research and development activities.

We currently employ seven full-time individuals, all in the U.S.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of November 30, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of the material weakness set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weakness described below, we performed additional analyses and other post-closing procedures to ensure our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special shareholder’s meeting held on September 12, 2008, shareholders were asked to approve a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 800,000,000. This proposal was adjourned until December 1, 2008 (subject for further adjournment by those attending the reconvened meeting) or such earlier date as the Company obtains sufficient votes to approve this proposal.  At the reconvened meeting on December 1, 2008, the meeting was further adjourned until February 4, 2009 (subject for further adjournment by those attending the reconvened meeting) or such earlier date as the Company obtains sufficient votes to approve this proposal.

Also at the special shareholders’ meeting on September 12, 2008, the 2008 Incentive Stock Plan was approved, the shareholders ratified the appointment of Freed, Maxick & Battaglia, CPA’s, P.C. to serve as the Company’s independent registered public accounting firm for the fiscal year ended February 28, 2009 and the shareholders elected the following seven directors to hold office for the ensuing year and until the election and qualification of their respective successors: Stan Yakatan, John Lanzafame, Theodore A. Greenberg, Bonita L. Labosky, Guenter Jaensch, Travis E. Baugh and Harold Gubnitsky.

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

Date: January 20, 2009