Form 10-K
period 2009-02-28
BIOPHAN TECHNOLOGIES INC
filed 2009-05-29
CIK 1084000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,”” accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price reported on the OTC Bulletin Board as of May 28, 2009 was $4,197,477.

The number of shares outstanding of the registrant's common stock, $0.005 par value, as of May 28, 2009 was 238,362,184 shares.

Documents Incorporated by Reference Not Applicable.

TABLE OF CONTENTS

Item No.		Page

	PART I
1	Business	1
1A	Risk Factors	5
1B	Unresolved Staff Comments
2	Properties	6
3	Legal Proceedings	6
4	Submission of Matters to a Vote of Security Holders	7
	PART II
5	Market for Registrant's Common Equity; Related Stockholder
	Matters and Issued Purchases of Equity Securities	7
6	Selected Financial Data	10
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
7A	Quantitative and Qualitative Disclosures About Market Risk	24
8	Financial Statements and Supplementary Data	F-1
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	25
9A	Controls and Procedures
9A (T)	Controls and Procedures	25
9B	Other Information	27
	PART III
10	Directors and Executive Officers of the Registrant	28
11	Executive Compensation	35
12	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	43
13	Certain Relationships and Related Transactions, and Director Independence	44
14	Principal Accountant Fees and Services	45
	PART IV

SIGNATURES

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Biophan Technologies, Inc. (“Biophan”) is a technology development and holding company focused on the creation and sale of novel, patent protected technologies and medical devices including MRI compatible implants and devices, and circulatory support systems.  We became a public company in December 2000 and have assembled a management team with extensive experience in technology development, product development, intellectual property management and business-to-business technology licensing and sales.

Myotech Circulatory Support System (CSS)

Biophan is focused on developing a novel circulatory support system, the Myotech CSS.  The Myotech CSS is a one-of-a-kind mechanical circulatory support system that’s based on a family of technologies known as Direct Mechanical Ventricular Actuation (DMVA). Biophan took a minority interest in Myotech, LLC in November 2005, and increased its ownership to approximately 71 percent through October 2008. On October 17, 2008, the Company elected to dissolve Myotech, LLC and distribute its net assets according to the terms of the Myotech, LLC operating agreement.  All of the rights under the Myotech CSS patents were transferred to Biophan. The consolidated financial statements of the Company include the accounts of all of its subsidiaries, including Myotech, LLC through its date of dissolution.

The Myotech CSS is aimed at the treatment of acute heart failure patients. It is a comprehensive circulatory support system that has features designed to provide safer and more effective support, and because of its one-of-a-kind properties, it is uniquely positioned to serve the acute resuscitation market, which is largely overlooked by existing device technologies. The advantages of the Myotech CSS include:

-	No contact with circulating blood, which reduces the problems of clotting and stroke, bleeding, repeat surgery, and infection – all are problems that plague existing support devices;

-	Comparatively simple, rapid installation; and

-	The ability to completely restore blood flow from an arrested heart, providing both systolic (emptying) and diastolic (filling) support to both ventricles.

 During fiscal 2010, our goal is to establish  a relationship with a development partner to further the commercialization of the Myotech CSS technology, with a view toward product introduction and sales.

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

Biophan's marketing efforts are focused on business-to-business sales of our technology. Since we are focused on working with the leaders in each market segment, the number of prospective partners is small - approximately 25 to 30 of the leading medical device companies.

We entered into our first significant license agreement with Boston Scientific Scimed Corporation in 2005 covering a range of products in exclusive and non-exclusive product segments. We also sold a portion of our intellectual property portfolio, including a number of our patents for MRI safety, to Medtronic in October 2007 for $11 million.

Biophan is currently focused on partnering its technologies, including the Myotech CSS and some of its other early stage technologies, such as pulsewidth modulation to increase the life of implantable pacemakers and neurostimulators.  Biophan’s subsidiary, Biophan Europe, is focusing on further developing its MRI image compatibility technologies.

MARKET OPPORTUNITY

Myotech CSS

The initial Myotech product will focus on the acute circulatory support market. This product is designed to resuscitate and sustain the circulation of patients who experience acute heart failure until they recover or can be treated with more definitive therapies. Approximately 260,000 (CDC, 2002) patients per year in the U.S. experience in-hospital cardiac arrest, and with the best treatments currently available, there is still an 80 percent mortality rate (Cardiopulmonary resuscitation of adults in the hospital: A report of 14,720 cardiac arrests from the national registry of Cardiopulmonary resuscitation, Peberdy, et al, Resuscitation, 2003). In addition, approximately 7.5% (67,200) (Cardiogenic Shock eMedicine, Sat Sharma, 2007) of the 896,000 patients who experience a heart attack in the U.S. each year have a complication known as cardiogenic shock, which has a 70 percent mortality rate (Cardiogenic Shock eMedicine, Sat Sharma, 2007).

The potential patient population for the Company’s initial product application is therefore in excess of 300,000 patients in the U.S. alone. Patient populations outside the U.S. would conservatively double these numbers to over 600,000 patients per year. The large, poorly served patient population indicates a multibillion dollar total market opportunity for the first generation product.

MRI Related Technologies

Although there are many applications, management believes the most significant product opportunity for MRI image compatibility technologies is the coronary stent market, which is dominated by drug eluting stents. The stent market was estimated by Lehman Brothers Equity Research in its 2006 Medical Device Outlook to exceed $5.5 billion in 2006 and we believe that the market has grown since then.

TECHNOLOGY

The Myotech CSS

The Myotech CSS consists of a single-use polymeric cup that is designed to fit around the heart and is connected to an external console. A pneumatically actuated inner membrane compresses and expands the heart, enabling the heart to restore normal blood flow to life-sustaining levels. In contrast to the complex and time-consuming installation of currently marketed circulatory assist devices such as ventricular assist devices (VADs) and intra-aortic balloon pumps (IABPs), the Myotech CSS can be installed very rapidly, significantly improving clinical response in the vast and underserved acute resuscitation market. We believe the Myotech CSS will also offer the following competitive advantages:

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

SALES AND MARKETING

Biophan's marketing efforts are focused on business-to-business sales of our technology. For all of our technologies, we are focused on licensing the technology to appropriate development / distribution partners rather than to develop finished products and build a sales and marketing force. Leveraging market leaders with established sales and distribution channels will help to speed introduction and adoption of our technologies.

Since we are focused on working with the leaders in each market segment, the number of prospective partners is limited to 25 to 30 medical device companies, which we are able to address with a small and experienced business development team.

COMPETITION

Myotech CSS

In the area of circulatory support, there are several manufacturers of circulatory support systems; however, they use different technologies and focus on different market segments. These manufacturers include Abiomed, Thoratec and World Heart in the ventricular assist device market, and Datascope and others in the intraortic balloon pump market. In the area of acute heart failure, where restoration of cardiac output is needed for an arrested heart, there are no circulatory systems known to the Company that can provide full systolic and diastolic support to an arrested heart without blood contact, such as we anticipate will be provided by the Myotech CSS.

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

INTELLECTUAL PROPERTY

Biophan has aggressively protected its technologies with broad patent protection. Our total U.S. portfolio of patents owned as well as exclusively licensed include 45 issued patents and over 40 applications at various stages of examination at the U.S. Patent and Trademark Office. Presented below are summaries of some of the key patents and a brief summary of the technology covered.

Myotech CSS

In October 2008, Biophan acquired several patent applications formerly owned by Myotech LLC, one of its majority owned subsidiaries, covering operational, diagnostic and therapeutic features of the Myotech CSS direct mechanical ventricular actuation technology.   The first issued patent is "Sensor-Equipped and Algorithm-Controlled Direct Mechanical Ventricular Assist Device" and  national filing has begun in Europe, Canada, Japan, China, and India. The second patent application "Therapeutic Agent Delivery Apparatus with Direct Mechanical Ventricular Assist Capability" has published in the US, and has been filed worldwide as a PCT.  These applications are being followed by five Divisional and CIP applications. "Method and Apparatus for Minimally Invasive Direct Mechanical Ventricular Actuation", originally filed as a PCT, is currently under national filing in the US and the same foreign countries identified above.

Photonics

These patents cover systems, subsystems and components for implanted devices that utilize optical fiber technology instead of electrically conductive leads that cause thermal damage and other risks to implant patients being imaged under MRI.  Several patents have specific emphasis on intraluminal MRI catheters that could be used to diagnose and monitor vulnerable plaque, the leading case of heart attacks.

Nanomagnetic Thin-Film Coatings

We hold patents and applications that relate to nanomagnetic coating applications on stents and other implants, specifically thin film circuits or coatings having similar behavior, that create resonant effects that offset or eliminate unwanted MRI-induced effects.

Biothermal Power Source

TE-Bio, LLC has licensed technology intended to reduce or eliminate the need to remove pacemakers or other implants simply to replace their aging batteries. Our technology harnesses the electrical power generated by small temperature gradients the body already produces. We have worked with NASA's Ames Center for Nanotechnology on new coatings to improve the efficiency of thermoelectric devices and have executed two SBIR grants for applications of the technology.

Pulse-width Cardiac Pacing

We hold a patent that teaches the stimulation of nerve tissue with less electrical power than is currently used in implantable devices, utilizing pulse-width modulation techniques used in many types of electrical control systems

Trademarks

The name "Biophan" is a registered trademark of the Company.

Employees

As of March 28, 2009, we had 2 full-time employees and five part-time employees, all of whom reside in the US.

AVAILABLE INFORMATION

Information about the Company’s products and services can be found on the Company’s website http://www.biophan.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings are available free of charge on the SEC website at http://www.sec.gov/edgar.

ITEM 1A. RISK FACTORS

See “Risk Factors” in Item 7, Part 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

Our headquarters are located at 15 Schoen Place, Pittsford, New York 14534, with approximately 4,470 square feet of office space and 1,000 square feet of laboratory space.  Myotech formerly leased space at the same location however that lease was terminated following Myotech, LLC’s dissolution in October 2008.  Our operating lease for the space commenced March 2007 and expires February 28, 2022, subject to our right to terminate at any time after January 31, 2009 upon 90 days notice (or 150 days notice if the property isn’t occupied by another tenant within 90 days.)  Key terms include the following:  For the annual lease period commencing on March 1, 2009 and continuing through February 28, 2011, the base rent is $94,036 per year with increases 5% over the previous year's rent in subsequent years through March 2017.  For each year commencing on March 1, 2017 and continuing through February 28, 2022, the base rent increases 3% over the previous year's rent. The landlord is responsible for all real property taxes through April 2010; thereafter, the landlord has agreed to absorb the first 3% of any increase in real property taxes and two-thirds of the remaining 97% of any such increase, while we have agreed to reimburse the landlord for our proportionate share of the remaining one-third of such 97%. We bear our own gas, electric, water and other utility charges and our proportionate share of utility charges for the premises' interior common areas.

In May 2009, in connection with certain planned cost reduction measures we exercised our right to terminate the agreement in various stages during fiscal 2010.  As a result, future minimum rental payments total $47,018 during fiscal 2010.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 2008, an information statement was furnished to all holders of Common Stock of the Company as of July 25, 2008, in connection with the proposed actions cited below, as taken by the Company at a Special Meeting of Stockholders held on Friday, September 12, 2008:

1.	The amendment to the Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par $0.005 per share, from 250,000,000 shares to 800,000,000 shares.

2.	To elect a Board of seven directors to hold office for the ensuing year and until the election and qualification of their respective successors.

3.	To approve the Company’s 2008 Incentive Stock Plan

4.	To approve Freed Maxick & Battaglia, CPAs, PC. as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2009.

All but the first of the foregoing actions were approved by the holders of the majority of the Company’s issued and outstanding common shares on September 12, 2008 and became effective immediately.

The meeting was adjourned with regard to the first action until December 1, 2008, and further adjourned until February 4, 2009 (subject for further adjournment by those attending the reconvened meeting) or such earlier date as the Company obtains sufficient votes to approve this proposal. At the reconvened meeting on February 4, 2009, the meeting was further adjourned until February 26, 2009 (subject for further adjournment by those attending the reconvened meeting) or such earlier date as the Company obtains sufficient votes to approve this proposal, and the location of the reconvened meeting was agreed to be the offices of the Company at 15 Schoen Place, Pittsford, New York 14534.  At the reconvened meeting on February 26, 2009, the meeting was further adjourned until April 30, 2009.

At the reconvened meeting on April 30, 2009, Mr. John Lanzafame, the Company’s CEO, reported that only 41% of the outstanding shares voted in favor of the proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.  This measure required over 50% of the outstanding shares to vote in favor, and the large number of unvoted shares prevented this threshold from being reached.  Accordingly, the proposal was not approved, the vote was closed and the meeting ended.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the OTC Bulletin Board under the symbol BIPH. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
May 31, 2007	$.450	$.190
August 31, 2007	$.430	$.120
November 30, 2007	$.250	$.070
February 29, 2008	$.120	$.040
May 31, 2008	$.060	$.029
August 31, 2008	$.034	$.009
November 30, 2008	$.026	$.006
February 28, 2009	$.015	$.010

HOLDERS

As of February 28, 2009, we had 238,362,184 shares of our common stock outstanding which were held by 236 stockholders of record and approximately 8,300 beneficial stockholders.

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

EQUITY COMPENSATION PLANS

The following chart sets forth information regarding our equity compensation plans as of February 28, 2009:

Plan Category	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,490,979	$0.54	5,514,727
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	16,490,979	$0.54	5,514,727

RECENT SALES OF UNREGISTERED SECURITIES

The following describes transactions in which securities were issued or sold by Biophan culminating in the year ended February 28, 2009, without registration under the Securities Act of 1933. None of these have been modified since previously reported on a quarterly report on Form 10-Q:

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

On February 7, 2008, the Securities Purchase Agreement was amended further to, among other things, allow the Company to withdraw the Registration Statement on Form S-1 (SEC File Number 333-146930) which was filed with the Securities and Exchange Commission on October 25, 2007 on behalf of the Investors, without any liquidated damages or penalties or further obligations to file a registration statement in connection with any securities held by the Investors. While the Registration Statement was pending, in order to continue to satisfy its payment obligations to the Investors under the Agreement, the Company issued 11,869,235 shares of its common stock from November 30, 2007 through February 28, 2009. The shares were issued without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of such Act. In exchange, we agreed to change the definition of Market Price if the average for the 20 Trading Days ending immediately prior to the applicable Principal Payment Date is below $0.15 (the conversion price). Market Price will be calculated on 80% of the arithmetic average of the VWAP for each of the 20 Trading Days ending immediately prior to the applicable Principal Payment Date.

On September 24, 2008, The Company executed a prepayment agreement with the holders of the Senior Secured Convertible Notes.  Pursuant to the agreement, the holders of the Senior Secured Convertible Notes accepted a prepayment of the remaining $2.3 million on senior debt, in exchange for an aggregate cash payment of $2.15 million plus delivery of 14.2 million shares of the Company’s common stock.  Also, in connection with this transaction, note holders were offered additional shares in exchange for surrendering their warrants to purchase the Company’s common stock, issued in connection with the Senior Secured Convertible Notes.  Warrants to purchase 16.6 million shares of common stock were redeemed for 3.9 million shares of common stock, leaving outstanding warrants to purchase 23.4 million shares of the Company’s common stock.  The remaining warrants have an exercise price of $0.23 per share.  All of the remaining unamortized discount associated with the warrants and unamortized financing costs was written off as a loss on extinguishment of debt.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

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

Overview
During the year ended February 28, 2009 we were, and for 2010 we expect we will continue to be a development stage company.  We are a technology development and holding company with a strong focus on solving real-world technical challenges facing the medical device industry.  Our technologies focus on MRI compatible implants and circulatory support devices. We currently have 45 issued U.S. patents and over 40 U.S. and international patents pending. We believe that a strong intellectual property portfolio is vital to our ability to achieve and maintain royalties and product sales to major industrial partners across our product lines.

Our business plan for the next 12 months has a two pronged approach to bring in additional capital to fund operations.  The first is to focus on monetizing our existing technologies, through licensing activities and grants. The Company has a broad technology portfolio covering a variety of applications including the Myotech CSS, a circulatory support technology which has a number of novel features for treating cardiac arrest patients.  The Company is focused on finding suitable licensing partners for these technologies, to enable them to reach the market through our technology partners.

The Company has filed grant applications associated with these technologies.  Grants are a useful way to bring in revenue to support meaningful research that both demonstrates the effectiveness of the technologies and helps to move them closer to commercialization.  The Company has grant applications pending at the National Institutes for Health.

In addition to monetizing our existing technology, the Company is seeking a strategic transaction to bring an additional technology or product line into the Company capable of generating cash flow to help move the Company to a cash neutral position and eliminate our dependence on external financing. The targeted transaction would bring additional capital resources into the Company in one of a number of ways – either through a concurrent financing with the transaction or through cash flow from operations of the acquired entity.

Historically and to date, we have not been a capital intensive operation as our business model was one where we would outsource any product manufacturing.  We anticipate this to hold true going forward.  During fiscal 2009 we have reduced out employment level from 9 to our current level of 7.  We do not anticipate increasing our staffing levels in the near future unless driven by increases in revenue generating activities.

Critical Accounting Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and possible effects on the Company’s financial condition.  These accounting estimates are discussed below.  These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.

Revenue Recognition

The Company earns and recognizes revenue under development agreements when the phase of the agreement to which amounts relate is completed and the Company has no further performance obligation. Completion is determined by the attainment of specified milestones, such as a written progress report. Advance fees received on such agreements are deferred until recognized.  The Company recognizes license fees over the term of the related agreement and revenue related to a performance milestone is recognized upon the achievement of the milestone, as defined in the respective agreements.  Testing services and consulting fee revenue is recognized as services are performed.

Income from the sale of intellectual property is recognized as a gain from the sale of intellectual property, an operating item, when payment has been received and ownership of the patents has been transferred to the buyer and is recorded net of any carrying value and selling costs.

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004) or Statement 123(R), which was effective January 1, 2006, we recognize an expense for the fair value of our outstanding stock options as they vest, whether employees or others.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on certain assumptions which are contained in Note 17 to our consolidated financial statements contained in this Report.  The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

The Company’s policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which the commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Intangible Assets

The Company evaluates the recoverability of it capitalized patent intangibles when necessary to determine if the probable recovery of the net book value of the assets, as compared to discounted future cash flows, is uncertain.  The carrying value of our patents was evaluated and certain patents related to the Myotech CSS device was reduced during the third quarter of fiscal 2009. The evaluation of asset impairment was based on management’s judgments regarding the Company’s current cash position, the requirements for minimum annual funding requirements for royalties and the uncertainty regarding the implementation of research and commercialization programs in 2009 due to the Company’s current liquidity position.  Actual future results may differ from management’s assumptions and estimations.

Fair Value of Warrant Liability

In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we recorded a liability for the fair value of the warrants issued in connection with the Senior Secured Convertible Notes in order to provide for the possibility that we would not have sufficient available authorized shares to execute the related warrants and thus we would be required to settle the contract in cash.  During the year ended February 28, 2009, we reclassified warrants with a fair value of $23,897 from equity to the warrant liability and recorded the change in the fair value of our warrant liability as a component of the  consolidated statement of operations. The fair value of the warrant liability was determined utilizing the Black-Scholes Option Pricing Model.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates the realizability of its net deferred tax assets on an annual basis and any additional valuation allowances are provided or released, as necessary.  Since the Company has had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset.  As a result, as of the years ended February 28, 2009 and February 29, 2008, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with SFAS 109.

The Company believes that the accounting estimates related to deferred tax valuation allowances are “critical accounting estimates” because: (1) the need for valuation allowance is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowance is susceptible to actual operating results and (3) changes in the tax valuation allowance can have a material impact on the tax provisions/benefit in the consolidated statements of operations and on deferred income taxes in the consolidated balance sheets.

Contingent Losses

Management also makes judgments and estimates in recording liabilities for claims, litigation, and tax matters.  Actual costs can frequently vary from estimates for a variety of reasons.  For example, the costs from settlement of claims and litigation can vary from estimates based on differing interpretations of laws, opinions on culpability and assessments on the amount of damages.

Under the accounting rules, a liability is generally recorded for these types of contingencies if management determines the loss to be both probable and estimable.  The company generally records these losses as “Operating expenses” or “Selling, general and administrative expenses” on the Consolidated Statement of Operations.  An exception to this handling is for income tax matters, for which benefits are recognized only if management determines the tax position is “more likely than not” (i.e., likelihood greater than 50 percent) to be allowed by the tax jurisdiction.  For additional discussion of income tax uncertainties, refer to Note 19.

An estimate as to the sensitivity to earnings for these periods if other assumptions had been used in recording these liabilities is not practicable because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss.

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Going Concern – The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2009 of $17,069,103 and had a cash balance of $1,358,706 and negative working capital of $603,771 and an accumulated deficit of $71,939,063 at February 28, 2009. The Company does not currently have sufficient funds to pay its expenses for the next twelve months. Since inception the Company’s growth has been funded through combination of equity financing, convertible debt from private investors, a one-time sale of intellectual property, and a license agreement, and other limited sources.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.
These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Due to the strain on the Company’s liquidity throughout 2009, we have experienced product introduction and commercialization delays. Throughout fiscal 2009 we implemented significant cost and staff  reductions.  As of February 28, 2009, seven employees were active in the Company.

Management is actively assessing the Company's operating structure with the objective of continuing to reduce ongoing expenses, while simultaneously pursuing additional sources of revenue including potential technology transactions, and/or additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

There are former officers and a former director of the Company who may be entitled to indemnification for expenses relating to a proceeding pertaining to their activities related to the Company while an officer or director of the Company.  Such officers and director have requested indemnification for expenses incurred in connection with the pending proceeding, and the Company has elected to provide such indemnification.

The Company has put its directors’ and officers’ liability insurance carrier on notice of the pending proceeding and requests for indemnification.

Although the Company cannot predict at this time the magnitude of the aggregate of such indemnified expenses and the extent to which such expenses will not be covered by available insurance, it is possible that the aggregate amount of uninsured expenses could be material to the Company.

Revenue

We currently derive revenue from license fees from Boston Scientific Scimed, payments from a development  agreement with Medtronic Inc., testing and consulting services, and government sponsored research and development grants.

Research and development expenses

Research and development expenses consist primarily of: salaries and related costs for our research and development employees; funding for various research projects, often employing the use of consulting scientists and engineers; legal fees to file, renew, and defend our patent estate; and license fees for access to certain patent technologies developed by others.

General and administrative expenses

General and administrative expenses consist primarily of: salaries and related costs of executives and administrative personnel; professional service fees; investor relations; travel and related out of pocket expenses; and occupancy and other overhead costs.

Operating gains and losses

We record gains and losses from transactions that are central to our business strategy but don’t otherwise meet the definition of revenue in operating gains and losses.  During fiscal 2008, we recognized a net gain of $10,939,333 from the sale of intellectual property to Medtronic, Inc.  During fiscal 2009, we recorded an impairment of intellectual property of approximately $14,565,000, however in 2009 this amount was included in the loss from operations of discontinued operations since the impairment of intellectual property was directly related to the dissolution of Myotech LLC, one of Biophan’s majority-owned subsidiaries.

Discontinued operations

Discontinued operations represent the results of operations from MR:Comp GmbH (“MR Comp”) and Myotech LLC (“Myotech”).  The Company’s interest in MR Comp was divested and Myotech was dissolved effective June 1, 2008 and October 17, 2008, respectively.

The following table presents the dollar amount and percentage of changes from period to period of the line-items included in our Consolidated Statements of Operations:

	Year Ended
	February 28, 2009	February 29, 2008	Increase (Decrease)	% Change
		(As Restated)
Revenue	$677,927	$685,684	$(7,757)	-1.13%
Operating expenses:
Research and development	1,010,368	2,039,526	(1,029,158)	-50.46%
General and administrative	3,381,560	4,573,692	(1,192,132)	-26.06%
	4,391,928	6,613,218	(2,221,290)	-33.59%
Operating gains and (losses):
Gain from sale of intellectual property, net	-	10,939,333	(10,939,333)	-100.00%

Operating (loss) profit	(3,714,001)	5,011,799	(8,725,800)	-174.11%

Other income (expense)	(3,831,480)	(9,007,363)	5,175,881	-57.46%

Continuing operations:
Loss from continuing operations before minority interest	(7,545,481)	(3,995,564)	(3,549,919)	88.85%

Minority interest in loss from continuing operations	2,137	35,745	(33,608)	-94.02%
Loss from continuing operations	(7,543,344)	(3,959,819)	(3,583,527)	90.50%

Discontinued operations:
Loss from operations of discontinued operations before minority interest	(10,064,023)	(2,579,777)	(7,484,246)	290.11%
Minority interest in loss from operations of discontinued operations	538,264	1,361,705	(823,441)	-60.47%

Loss from operations of discontinued operations	(9,525,759)	(1,218,072)	(8,307,687)	682.04%

Net loss	$(17,069,103)	$(5,177,891)	$(11,891,214)	229.65%

Comparison of the Years Ended February 28, 2009 and February 29, 2008

Revenue:

Revenue for the year ended February 28, 2009 was $678,000 compared to $686,000 for the year ended February 29, 2008. The decrease was due to less MRI safety testing and related consulting services performed by our European subsidiary ($88,000) and an increase in technology transfer development payments from Medtronic in 2009 as compared to 2008 ($80,000).

Operating Expenses:

Research and Development Expenses -

	For the Year Ended February 28, 2009	For the Year Ended February 29, 2008	Variance increase (decrease)

Salaries & Benefits	$358,334	$743,933	$(385,598)
Stock Option Compensation	87,916	467,386	(379,470)
Depreciation & Amortization	13,102	12,351	751
Project Funding	175,165	646,660	(471,495)
Consulting	77,436	-	77,436
Legal and Other Administrative Fees	298,415	169,197	129,218
	$1,010,368	$2,039,526	$(1,029,158)

Research and development expenses decreased by $1,029,000 or 50% of total 2008 restated research and development expenses of $2,040,000.  After accounting for the net decrease of $378,000 in non-cash charges from stock-based compensation ($379,000) and depreciation and amortization ($1,000), expenses impacting cash flow decreased by $650,000 or 32%.  This amount (the net $650,000 decrease in expenses impacting cash flow) consisted of planned cost reduction measures realized in Project Funding ($471,000) and Salaries and Benefits expenses ($386,000).  However, outsourcing certain critical research and development functions yielded increased expenditures in the Consulting ($77,000) and Legal and Other Administrative Fees ($129,000).  The Company anticipates its research and development expenditures for the coming year will decrease slightly for our early stage technologies, which will largely be paced by our grant and partnering activities, while expenditures on the development of the Myotech CSS will increase as the Company focuses more of its effort on identifying a development partner for the Myotech CSS. These expenditures are dependent on the Company having sufficient working capital to fund these activities.

General and Administrative Expenses -

	For the Year Ended February 28, 2009	For the Year Ended February 29, 2008	Variance increase (decrease)

Salaries & Benefits	$980,757	$1,495,851	$(515,094)
Stock Option Compensation	71,970	845,512	(773,542)
Depreciation and Amortization	52,148	99,322	(47,174)
Consulting	292,364	255,990	36,373
Legal and Accounting	1,483,441	1,233,407	250,034
State Tax Fees and Rebates, net	(114,415)	(49,213)	(65,202)
Shareholder, Board and Other Expenses	224,584	159,539	65,045
Travel & Entertainment	43,081	173,304	(130,223)
All Other Overhead	347,630	359,980	(12,349)
	$3,381,560	$4,573,692	$(1,192,132)

General and Administrative Expenses decreased by $1,192,000 or 26% of total 2008 general and administrative expenses of $4,574,000.  After accounting for the decrease of $821,000 in non-cash charges from stock-based compensation ($774,000) and depreciation and amortization ($47,000), expenses impacting cash flow decreased by $371,000 or 8%.  This amount (the net $371,000 decrease in expenses impacting cash flow) consisted of decreases in Salaries and Benefits ($515,000), Travel and Entertainment ($130,000), Facilities and All Other Overhead ($12,000).  However, compared to fiscal 2008, the Company incurred greater Consulting ($36,000), Legal and Accounting ($250,000) and Shareholder Expenses ($65,000) as a result of the Company’s attempt to increase the number of authorized shares and its involvement in ongoing legal matters for which future costs are probable until they are resolved.  The Company also realized greater tax credits ($65,000) in 2009 as compared to 2008, as a result of finalizing QETC claims with New York State.  The Company plans to continue to aggressively contain general and administrative expenses in fiscal 2010.

Operating gains and losses

During fiscal 2008, we recognized a net gain of $10,939,333 from the sale of intellectual property to Medtronic, Inc.

Other Income and Expense

	For the Year Ended February 28, 2009	For the Year Ended February 29, 2008	Variance increase (decrease)

Interest expense	$(1,708,676)	$(10,421,552)	$(8,712,876)
Interest income	65,257	137,090	71,833
Gain on sale of investments	-	337,250	337,250
Loss on extinguishment of debt	(2,057,803)	(3,189,187)	(1,131,384)
Other income	109,735	442,322	332,587
Other expenses	(64,825)	(652,500)	(587,675)
Change in fair value of warrant liability	(175,168)	4,339,214	4,514,382
	$(3,831,480)	$(9,007,363)	$(5,175,881)

Other Income and Expenses decreased by $5,176,000 or 57% compared to total 2008 Other Income and Expenses of $9,007,000.  The change between years in Interest Expense ($8,713,000) is due to a number of recurring and non-recurring events.  Most notably, on October 3, 2007 the Company finalized an amendment to its senior secured convertible notes.  This amendment triggered accounting for the beneficial conversion feature of the debt ($3,021,000) and the Company wrote-off the balance of any unamortized discount associated with the warrants attached to the debt instrument ($3,353,000).  Comparatively, the Company recorded more interest, accretion of discount and amortization of deferred financing costs in 2008 ($434,000, $1,974,000 and $218,000, respectively) as compared to 2009.  However, in 2009 the Company incurred more interest premium charges ($287,000) since the fair value of the Company’s stock declined at faster rate in 2009 as compared to the same time period in 2008.  Due to lower cash and cash equivalent balances in 2009 the Company earned less interest income ($65,000) as compared to 2008 ($137,000).  The Company also did not sell any investments in 2009.  Therefore, the decrease in the gain on sale of investments ($337,250) was entirely due to 2008 activity.  Similarly, the decrease in loss on extinguishment of debt was due to two different transactions.  The 2008 balance ($3,189,000) was generated by the amendment of the senior secured convertible notes on October 3, 2007.  The extinguishment of debt in 2009 ($2,058,000) was triggered by the Company’s prepayment of the senior secured convertible notes on September 24, 2008.  $290,000 of the $333,000 difference in Other Income relates to vendor debt settlements negotiated in 2008.  The remaining difference of $43,000 in Other Income between years is attributable to an overall decrease in service charges billed to related parties.  Other expenses in 2008 consisted mostly of liquidating damages ($652,000) paid to the senior secured convertible note holders following the Company’s default on certain covenants contained with the convertible notes agreements.   The Company did not incur comparable (liquidating damages) expenses in 2009.  Instead, in 2009 the Other Expenses balance of $65,000 consists mostly of the Company’s provision for uncollectible accounts, plus other charges and adjustments ($5,000).   And finally, the change in the Change in fair value of warrant liability between years ($4,514,000) is mostly due to an entry that was recorded in 2008 when the Company’s warrant liability was eliminated by the Shareholder’s approval to increase the number of authorized shares on May 8, 2007 ($4,339,000).  The balance of the 2009 Change in the fair value of the warrant liability ($175,000) represents the net change in the Company’s liability after it was triggered in July 2008 by a share delivery to the former senior secured convertibles note holders.

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

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations . SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructuring costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development related intangibles in certain circumstances. SFAS 141(R) is effective for the first reporting period beginning on or after December 31, 2008. The Company is currently evaluating the impact of the implementation of SFAS 141(R) on its consolidated financial position, and results of operations.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements an amendment of ARB 51 . This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, this Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in a change in control. SFAS 160 is effective for the first annual reporting period beginning on or after December 31, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

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

In March 2008, the FASB released SFAS 161, Disclosures about Derivative Instruments and Hedging Activities . SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the impact of derivatives on the financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162 ” The Hierarchy of Generally Accepted Accounting Principles ”. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes the adoption of this standard on its effective date will not have a material effect on the financial statements.

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

In June 2008 the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which requires that an instrument’s contingent exercise provisions be analyzed first. If this evaluation does not preclude consideration of an instrument as indexed to its own stock, the instrument’s settlement provisions are then analyzed. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with recognition of a cumulative effect of a change in accounting principle for all instruments existing at the effective date to the balance of retained earnings. The Company is currently evaluating the potential impact, if any, that EITF 07-5 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

RISK FACTORS

WE ARE A BUSINESS WITH A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

We are a development-stage research and development company with limited prior business operations. We are presently engaged in the development of certain technologies for use with medical procedures and biomedical devices. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. To date, our efforts have been devoted primarily to the following:

•	organizational activities;
•	developing a business plan;
•	obtaining funding;
•	conducting research and working toward the ultimate successful development of our technologies;
•	aggressively patenting or protecting our intellectual property;
•	licensing technology from third parties related to our business; and
•	marketing to major biomedical device manufacturers.

In order to establish ourselves in the medical device market, we are dependent upon continued funding and the successful development and marketing of our products. You should be aware of the increased risks, uncertainties, difficulties, and expenses we face as a research and development company and that an investment in our common stock may be worthless if our business fails.

IF WE ARE UNABLE TO GENERATE SUFFICIENT OR RECURRING REVENUES IN THE FUTURE, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS.

We are still in our formative and development stage. As an investor, you should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated research and developmental expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans will materialize or prove successful, or that we will ever be able to finalize development of our products or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the start-up nature of our business, initially we expect to sustain substantial operating expenses without generating significant or recurring revenues.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

We are a development stage company and have incurred losses since we were formed. We incurred a net loss of $17,069,103 for the year ended February 28, 2009 and incurred cumulative losses since our inception on August 11, 1968 of $71,939,063. We currently have no products ready for commercialization, have generated revenue solely from licensing and sale of our intellectual property to third parties and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, our current financial condition may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

Proprietary rights are critically important to us. We currently have 45 issued U.S. patents and over 40 U.S. and international patents pending. Although we intend to aggressively pursue additional patent protection for our technologies as we continue to develop them, we cannot assure you that any additional patents will be issued. Although we will seek to defend our patents and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement by us of their patents and other proprietary rights.

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

John Lanzafame, our Chief Executive Officer, is a former Director of NaturalNano, Inc., a former  stockholder of which was Technology Innovations, LLC, a 57% equity member of Biomed Solutions, LLC, a company engaged in the business of identifying and acquiring technologies in the biomedical field for exploitation. Biomed holds an aggregate of $614,300 face amount of our convertible line of credit.

Because of the nature of our business and the business of these other entities, current or former the relationships of Mr.’s Lanzafame with these other entities may give rise to conflicts of interest with respect to certain matters affecting us. Potential conflicts may not always be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation.

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending February 28, 2009, and noted weaknesses that need to be addressed during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable for smaller reporting companies

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOPHAN TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Biophan Technologies, Inc

We have audited the consolidated balance sheets of Biophan Technologies, Inc. and Subsidiaries (a development stage company) as of February 29, 2008 and February 28, 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biophan Technologies, Inc. and Subsidiaries as of February 29, 2008 and February 28, 2009, and the results of their operations and their cash flows for the years then ended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage enterprise that has suffered recurring losses from operations, has negative working capital, a stockholders’ deficiency, and will be dependent on obtaining future financing.  This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

As more fully described in Note 22, subsequent to the issuance of the Company's 2008 consolidated financial statements and our report thereon dated June 13, 2008, we became aware that those consolidated financial statements should have presented certain operating gains below the gross profit line item rather than in the revenue section of the statement of operations. This change reduces the revenues and increases operating gains but has no effect on the Company’s financial condition at February 29, 2008 and no effect on its loss from operations, net loss, net loss applicable to common stock, net loss per share or cash flows for the year ended February 29, 2008.  In our related report, we expressed an unqualified opinion.  Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified.

/s/ Freed, Maxick & Battaglia, CPAs, PC.

Buffalo, New York
May 29, 2009

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	February 28,	February 29,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,358,706	$6,970,205
Accounts receivable, net	53,092	114,566
Prepaid expenses	23,629	103,212
Other current assets	7,578	44,437
Total current assets	1,443,005	7,232,420
Property and equipment, net	41,478	309,692
Other assets:
Intangible assets, net of amortization:
Myotech, LLC	1,750,820	17,120,242
Other	846,947	1,320,128
Deferred financing costs, net of amortization of $0 and $683,283, respectively	-	848,927
Deposits	206	206
	2,597,973	19,289,503
Total assets	$4,082,456	$26,831,615
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of capital lease obligation	$12,752	$10,885
Current portion of senior secured convertible notes payable, net of discount of $0 and $1,297,913, respectively	-	1,428,251
Accrued interest	147,066	331,548
Accounts payable and accrued expenses	1,326,769	779,132
Note payable	-	58,864
Line of credit - related party	180,000	1,200,000
Due to related parties	138,456	126,717
Deferred revenue	208,333	208,333
Other current liabilities	33,400	-
Total current liabilities	2,046,776	4,143,730

Long-term liabilities:
Capital lease obligation	1,770	14,795
Line of credit – related party, net of current portion	434,300	-
Senior secured convertible notes payable, net of discount of $0 and $853,599	-	345,628
Other long-term liabilities	17,300	-
Fair value of warrant liability	199,065	-
Total liabilities	2,699,211	4,504,153

Minority interest	-	7,053,950

Stockholders' equity:
Common stock, $.005 par value:
Authorized, 250,000,000 shares
Issued, 243,285,264 and 119,128,504 shares, respectively	1,216,426	595,643
Additional paid-in capital	72,174,805	78,015,527
	73,391,231	78,611,170
Less treasury stock, 4,923,080 shares	(68,923)	(8,467,698)
	73,322,308	70,143,472
Deficit accumulated during the development stage	(71,939,063)	(54,869,960)
Total stockholders' equity	1,383,245	15,273,512
Total liabilities and stockholders' equity	$4,082,456	$26,831,615

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28, 2009	Year Ended February 29, 2008 (As Restated)	Period from August 1, 1968 (date of inception) to February 28, 2009 (Unaudited and (As Restated)
Revenues:
Development payments	$155,000	$75,000	$530,000
License fees	250,000	250,000	1,541,666
Grant revenues	99,793	100,000	199,793
Testing services & consulting fees	173,134	260,684	1,201,542
	677,927	685,684	3,473,001
Operating expenses:
Research and development	1,010,368	2,039,526	19,103,870
General and administrative	3,381,560	4,573,692	31,995,083
	4,391,928	6,613,218	51,098,953
Operating gains and (losses):
Gain from sale of intellectual property, net	-	10,939,333	10,939,333
Write-down of intellectual property	-	-	(530,000)
	-	10,939,333	10,409,333

Operating (loss) profit	(3,714,001)	5,011,799	(37,216,619)

Other income (expense):
Interest income	65,257	137,090	413,719
Interest expense	(1,708,676)	(10,421,552)	(19,305,560)
Additional expense related to warrants	-	-	(7,304,105)
Change in fair value of warrant liability	(175,168)	4,339,214	9,482,110
Liquidated damages	-	(652,500)	(652,500	) )
Gain on sale of investment	-	337,250	337,250
Loss on extinguishment of debt	(2,057,803)	(3,189,187)	(5,917,043)
Other income	109,735	442,322	1,405,450
Other expense	(64,825)	-	(135,355)
	(3,831,480)	(9,007,363)	(21,676,034)
Continuing operations:
Loss from continuing operations before minority interest	(7,545,481)	(3,995,564)	(58,892,653)
Minority interest in loss from continuing operations	2,137	35,745	37,883
Loss from continuing operations	(7,543,344)	(3,959,819)	(58,854,770)

Discontinued operations:
Loss from operations of discontinued operations before minority interest	(10,064,023)	(2,579,777)	(17,616,061)
Minority interest in loss from operations of discontinued operations	538,264	1,361,705	4,531,766
Loss from operations of discontinuing operations	(9,525,759)	(1,218,072)	(13,084,295)

Net Loss:	$(17,069,103)	$(5,177,891)	$(71,939,065)

Net loss per common share
- basic and diluted:
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	(0.05)	(0.01)
Net Loss	$(0.09)	$(0.05)

Weighted average shares outstanding	192,350,652	92,182,931

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2009

						Deficit
						Accumulated
	Number		Additional		Stock	During the	Stockholders'
	of Shares	Common	Paid-in	Treasury	Subscription	Development	Equity
	Outstanding	Stock	Capital	Stock	Receivable	Stage	(Deficiency)
1969-1993 - 382,130 shares issued for services for $.05 per share	382,130	$1,911	$17,196	—	—	—	$19,107
1970 - 1,405,000 shares issued for mining rights for $.05 per share	1,405,000	7,025	63,225	—	—	—	70,250
Net loss from inception through February 28, 1998 (unaudited)	—	—	—	—	—	(89,357)	(89,357)
Balance at February 28, 1998	1,787,130	8,936	80,421	—	—	(89,357)	—
1999 - 10,000 shares issued for services for $.05 per share	10,000	50	450	—	—	—	500
1999 - 1,000,000 shares issued for services for $.005 per share	1,000,000	5,000	—	—	—	—	5,000
Net loss for the year ended February 28, 1999 (unaudited)	—	—	—	—	—	(5,500)	(5,500)
Balance at February 28, 1999	2,797,130	13,986	80,871	—	—	(94,857)	—
2000 - 1,000,200 shares issued for services for $.005 per share	1,000,200	5,001	—	—	—	—	5,001
Net loss for the year ended February 29, 2000 (unaudited)	—	—	—	—	—	(5,001)	(5,001)
Balance at February 29, 2000	3,797,330	18,987	80,871	—	—	(99,858)	—
2000 - 250,000 shares issued for services for $.005 per share	250,000	1,250	—	—	—	—	1,250
2000 - Expenses paid by stockholder			2,640	—	—	—	2,640
2000 - 10,759,101 shares issued for acquisition of Antisense Technology, Inc	10,759,101	53,795	121,205	—	—	—	175,000
2000 - 10,759,101 shares issued for cash for $.005 per share	10,759,101	53,796	121,204	—	—	—	175,000
Net loss for the year ended February 28, 2001	—	—	—	—	—	(729,130)	(729,130)
Balance at February 28, 2001	25,565,532	127,828	325,920	—	—	(828,988)	(375,240)
2001 - 2,399,750 shares issued for cash for $1.00 per share	2,399,750	11,999	2,387,751	—	—	—	2,399,750
2001 - 468,823 shares issued for interest	468,823	2,344	466,479	—	—	—	468,823
2001 - Redemption of 200,000 shares	(200,000)	(1,000)		—	—	—	(1,000)

CONTINUED ON FOLLOWING PAGE

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2009

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

PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2009

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

CONTINUED ON FOLLOWING PAGE

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM AUGUST 1, 1968 (DATE OF INCEPTION) TO FEBRUARY 28, 2009

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Stock Subscription Receivable	Deficit Accumulated During the Development Stage	Stockholders' Equity(Deficiency)
Grant of stock options for services	-	-	201,000	-	-	-	201,000
Section 16(b) short swing profits	-	-	400,725	-	-	-	400,725
Stock subscription receivable	-	-	-	-	(150,000)	-	(150,000)
Net loss for the year ended February 28, 2005	-	-	-	-	-	(5,793,547)	(5,793,547)
Balance at February 28, 2005	74,317,832	371,589	18,982,952	-	(150,000)	(17,485,274)	1,719,267
2005 - Shares issued for option exercise at $.50 per share	74,998	375	66,206	-	-	-	66,581
2005 - Shares issued for option exercise at $.67 per share	12,500	63	8,312	-	-	-	8,375
2005 - Shares issued for option exercise at $1.00 per share	136,667	683	106,901	-	-	-	107,584
2005 - Shares issued upon exercise of warrants at $.16 per share	54,054	270	8,379	-	-	-	8,649
2005 - Shares issued upon exercise of warrants at $.39 per share	12,500	62	4,813	-	-	-	4,875
2005 - Shares issued upon exercise of warrants at $.41 per share	17,520	88	7,095	-	-	-	7,183
2006 - Restricted shares issued in connection with acquisition of Biophan Europe at $1.34 per share	100,000	500	133,500	-	-	-	134,000
2005 - Shares issued for acquisition of minority interest in Myotech, LLC at $1.72 per share	4,923,080	24,615	8,443,083	-	-	-	8,467,698
2005 - Treasury shares	(4,923,080)	-	8,467,698	(8,467,698)	-	-	-
2006 - Shares issued pursuant to investment agreement with Boston Scientific at $3.02 per share	1,653,193	8,266	4,991,734	-	-	-	5,000,000
2006 - 22,000 Restricted shares issued for services at $1,73 per share	22,000	110	37,730	-	-	-	37,840
2006 - Shares issued upon conversion of related party loans at $2.12 per share	480,899	2,405	1,017,101	-	-	-	1,019,506
Beneficial conversion feature of note payable	-	-	2,395,485	-	-	-	2,395,485
Stock options issued for services	-	-	4,609,778	-	-	-	4,609,778
Section 16(b) short swing profits	-	-	295,362	-	-	-	295,362
Stock subscription receivable	-	-	-	-	150,000	-	150,000
Net loss for the year ended February 28, 2006	-	-	-	-	-	(14,484,384)	(14,484,384)
Balance at February 28, 2006	76,882,163	409,026	49,576,129	(8,467,698)	-	(31,969,658)	9,547,799
Shares issued for option exercises in the range of $.18 to $.67 per share	38,956	195	12,984	-	-	-	13,179
Shares issued for cash pursuant to stock purchase agreement with SBI at $2.00 per share	1,587,500	7,937	3,167,063	-	-	-	3,175,000
Extinguishment of debt on related party notes payable	-	-	670,053	-	-	-	670,053
Allocation of beneficial conversion feature of related party notes payable	-	-	417,070	-	-	-	417,070
Allocation of proceeds to warrants	-	-	7,250,000	-	-	-	7,250,000
Reclassification of warrants	-	-	(8,005,875)	-	-	-	(8,005,875)
Stock options expense	-	-	1,444,780	-	-	-	1,444,780
Net loss for the year ended February 28, 2007	-	-	-	-	-	(17,722,411)	(17,722,411)
Balance at February 28, 2007	78,508,619	417,158	54,532,204	(8,467,698)	-	(49,692,069)	(3,210,405)
Shares issued for principal and interest on convertible notes	30,434,578	152,173	3,511,693	-	-	-	3,663,866
Shares issued for services	1,716,109	8,581	248,773	-	-	-	257,354
Line of credit conversion	3,546,118	17,731	2,358,168	-	-	-	2,375,899
Stock option expense	-	-	1,312,901	-	-	-	1,312,101
Fair value warrant liability	-	-	6,154,792	-	-	-	6,154,792
Gain on forgiveness of debt	-	-	1,050,000	-	-	-	1,050,000
Loss on extinguishment of debt	-	-	3,189,187	-	-	-	3,189,187
Beneficial conversion feature of senior secured convertible notes	-	-	3,021,197	-	-	-	3,021,197
Allocation of proceeds to warrants	-	-	2,636,612	-	-	-	2,636,612
Net loss for the year ended February 29, 2008	-	-	-	-	-	(5,177,891)	(5,177,891)
Balance at February 29, 2008	114,205,424	595,643	78,015,527	(8,467,698)	-	(54,869,960)	15,273,512
Shares issued for principal and interest on convertible notes	120,555,441	602,776	1,761,093	-	-	-	2,363,869
Shares issued for services	3,601,319	18,007	76,656	-	-	-	94,663
Stock option expense	-	-	159,886	-	-	-	159,886
Loss recorded upon transfer of treasury stock from subsidiary to parent	-	-	(8,467,698)	8,398,775	-	-	(68,923)
Fair value warrant liability	-	-	(23,897)	-	-	-	(23,897)
Shareholder expenses	-	-	653,238	-	-	-	653,238
Net Loss for the year ended February 28, 2009	-	-	-	-	-	(17,069,103)	(17,069,103)
Balance at February 28, 2009	238,362,184	$1,216,426	$72,174,805	$(68,923)	$-	$(71,939,063)	$1,383,245

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2009	Year Ended February 29, 2008	Period from August 1, 1968 (date of Inception) to February 28, 2009 (Unaudited)
Cash flows from operating activities:
Net loss	$(17,069,103)	$(5,177,891)	$(71,939,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	757,076	1,338,883	3,959,445
Amortization of deferred financing costs	278,834	496,933	962,117
Depreciation and amortization	67,668	141,856	444,326
Loss on disposal of equipment	75,036	7,082	92,717
Gain on sale or disposal of investments, net	(55,610)	(337,250	(392,860)
Non-cash charge related to warrants	-	-	7,304,105
Change in fair value of warrant liability	175,168	(4,339,214)	(9,482,110)
Realized and unrealized losses on marketable securities	-	-	66,948
Loss on extinguishment of debt	2,057,804	3,189,187	5,917,044
Amortization of discount on senior secured convertible notes	704,002	6,028,035	9,490,053
Write -down of intellectual property rights	14,564,958	-	15,094,958
Amortization of discount on payable to related party	-	-	2,887,555
Issuance of common stock for services	94,663	257,354	758,965
Fair value of beneficial conversion feature of debt	-	3,021,197	3,021,197
Issuance of common stock for interest	545,450	922,375	1,968,152
Grant of stock options for services	159,886	1,312,901	9,481,145
Allowance for uncollectible accounts	69,657	-	69,657
Expenses paid by stockholder	-	-	2,640
Change in investment in subsidiary & minority interest, net	(6,526,522)	(1,318,380)	(10,430,745)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(35,809)	(93,118)	(142,875)
(Increase) decrease in due from related parties	-	-	(59,300)
(Increase) decrease in prepaid expenses	79,583	62,959	(23,629)
(Increase) decrease in other current assets	(33,778)	(19,087)	(36,877)
(Increase) decrease in deposits	-	3,498	2,043
Increase (decrease) in accounts payable and accrued expenses	638,862	(831,353)	1,189,537
Increase (decrease) in due to related parties	21,053	46,437	104,274
Increase (decrease) in deferred revenues	-	-	208,333
Net cash provided by (used in) operating activities	(3,431,122)	4,712,404)	(29,482,249)

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended February 28, 2009	Year Ended February 29, 2008	Period from August 1, 1968 (date of Inception) to February 28, 2009 (Unaudited)
Cash flows from investing activities:
Purchases of property and equipment	-	(40,273)	(644,917)
Sales of marketable securities	-	-	2,369,270
Purchase of investment	-	-	(100,000)
Proceeds from sale of investment	91,773	437,250	529,023
Acquisition costs of intangible assets	-	(150,000)	(616,583)
Cash paid for investment in Myotech,
net of cash received of $19,408	-	-	(280,594)
Cash paid for acquisition of Biophan Europe,
net of cash received of $107,956	-	-	(258,874)
Purchases of marketable securities	-	-	(2,436,218)
Net cash provided by (used in) investing activities	91,773	(246,977)	(1,438,893)
Cash flows from financing activities:
Proceeds of bridge loans	-	-	986,500
Loan from stockholder	-	-	143,570
Line of credit borrowing from related party	-	-	7,980,950
Line of credit payments	(42,069)	-	(2,114,569)
Proceeds of convertible notes payable	-	-	7,250,000
Proceeds (payments) on debt and notes payable	(2,150,000)	(406,358)	(2,678,351)
Payments of capital lease obligation, net	(11,158)	(1,369)	(12,527)
Proceeds from sales of capital stock	-	-	19,438,849
Proceeds from transfer of treasury stock to parent	(68,923)	-	(68,923)
Exercise of options	-	-	658,467
Exercise of warrants	-	-	1,142,451
Swing profits	-	-	696,087
Deferred financing costs	-	-	(1,030,120)
Deferred equity placement costs	-	-	(112,536)
Net cash provided by (used in) financing activities	(2,272,150)	(407,727)	32,279,848
Net increase in cash and equivalents	(5,611,499)	4,551,654	1,358,706
Cash and equivalents, beginning	6,970,205	2,418,551	-
Cash and equivalents, ending	$1,358,706	$6,970,205	$1,358,706

CONTINUED ON FOLLOWING PAGE

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended February 28, 2009	Year Ended February 29, 2008	Period from August 1, 1968 (date of Inception) to February 28, 2009 (Unaudited)
Supplemental schedule of cash paid for:
Interest	$62,308	$206,249	$308,357
Supplemental schedule of non-cash investing and financing activities:
Allocation of proceeds from line of credit - related party to beneficial conversion feature and warrants	$-	$-	$2,812,555
Allocation of proceeds from notes payable and warrants	$-	$-	$7,250,000
Change in fair value of warrants reclassified from equity to warrants liability	$23,897	$-	$779,773
Change in fair value of warrant liability	$175,168	$6,154,792	$6,629,960
Capital lease obligation	$11,158	$7,186	$45,393
Discount on senior secured convertible notes	$-	$2,636,612	$2,636,612
Forgiveness of debt - line of credit	$816,380	$1,050,000	$1,866,380
Issuance of common stock upon conversion of line of credit loans	$-	$2,180,000	$4,158,450
Issuance of common stock for principal payments for senior secured convertible notes	$1,818,420	$2,937,394	$4,755,814
Issuance of common stock for the acquisition of initial 35% interest in Myotech, LLC	$-	$-	$8,467,698
Loss on transfer of treasury stock following back to parent following dissolution of Myotech, LLC	$8,398,775	$-	$8,398,775
Issuance of common stock in satisfaction of accounts payable	$-	$168,854	$302,854
Liabilities assumed in conjunction with acquisition of 51% interest in Biophan Europe and certain intellectual property rights	$-	$-	$178,384
Issuance of common stock upon conversion of bridge loans	$-	$-	$1,142,068
Acquisition of intellectual property	$-	$-	$425,000
Intellectual property acquired through issuance of capital stock and assumption of related party payable	$-	$-	$175,000

The accompanying notes should be read in conjunction with the consolidated financial statements

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Biophan Technologies, Inc. ("Biophan"), its wholly owned subsidiaries, LTR Antisense Technology, Inc. ("Antisense") and Nanolution Technologies, Inc., formerly MRIC Drug Delivery Systems, LLC, ("Nanolution"), its majority owned subsidiaries Biophan Europe GmbH ("Biophan Europe"), formerly aMRIs GmbH, and TE Bio LLC ("TE Bio"), and Myotech, LLC ("Myotech"), collectively referred to as the "Company".  Effective June 1, 2008, MR:Comp GmbH (“MR Comp”) was divested from Biophan Europe. The accounts of MR Comp are immaterial to the Company’s consolidated financial statements. Myotech, LLC was dissolved effective October 17, 2008. See Note 2 and Note 14 for further details of these transactions. The Company does not anticipate incurring any future losses from either MR Comp or Myotech.  All significant intercompany accounts and transactions have been eliminated in consolidation.

COMPANY HISTORY

The Company was incorporated under the laws of the State of Idaho on August 1, 1968 and on January 12, 2000, changed its domicile to Nevada by merging into a Nevada corporation, and on July 19, 2001, changed its name to Biophan Technologies, Inc. From the inception of the current line of business on December 1, 2000, the Company has not generated any material or recurring revenues and operating profits from its planned principal business activities. Therefore, the Company is in the development stage and will remain so until the realization of significant recurring revenues and operating profits. The Company's ability to continue in business is dependent upon maintaining sufficient financing or attaining future profitable operations.

PRINCIPAL BUSINESS ACTIVITIES

The Company's primary mission is to develop and commercially exploit technologies for improving the performance of medical devices manufactured by third party companies, including the creation, protection and sale of intellectual property. The Company possesses technologies for enabling biomedical devices, both implantable and those used in diagnostic and interventional procedures, to be safe and image compatible with MRI (magnetic resonance imaging). The Company is also developing and marketing a system for generating power for implantable devices from body heat, and a series of implantable devices including MRI-visible vascular implants such as a vena cava filter, a heart valve and an occluder for the treatment of atrial septal defects, a hole in the wall separating the left and right chambers of the heart. The Company's first licensee for several of these technologies was Boston Scientific (NYSE: BSX). The Company is also the owner of the Myotech CSS, a circulatory support system that does not contact circulating blood and utilizes technology that the Company believes has the potential to become a standard of care for treating acute heart failure including sudden cardiac arrest.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2009 of $17,069,103 and had a cash balance of $1,358,706 and negative working capital of $603,771 and an accumulated deficiency of $71,939,063 at February 28, 2009. The Company does not currently have sufficient funds to pay its budgeted expenses for the next twelve months. Since inception the Company’s growth has been funded through combination of convertible debt from private investors, a one-time sale of intellectual property, a single license agreement, and other non-recurring sources of income.
Due to the strain on the Company’s liquidity throughout fiscal 2009, we have experienced product introduction and commercialization delays. Throughout fiscal 2009 we implemented significant staff and cost reductions.  As of February 28, 2009, only seven employees were active in the Company.

There are former officers and a former director of the Company who may be entitled to indemnification for expenses relating to a proceeding pertaining to their activities related to the Company while an officer or director of the Company.  Such officers and director have requested indemnification for expenses incurred in connection with the pending proceeding, and the Company has elected to provide such indemnification.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has put its directors’ and officers’ liability insurance carrier on notice of the pending proceeding and requests for indemnification.

Although the Company cannot predict at this time the magnitude of the aggregate of such indemnified expenses and the extent to which such expenses will not be covered by available insurance, it is possible that the aggregate amount of uninsured expenses could be material to the Company.

These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.
Management is actively assessing the Company's operating structure with the objective to reduce ongoing expenses, increasing sources of revenue and is investigating options for additional debt or equity financing.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.  The Company often has balances on account in excess of  limits insured by the Federal Deposit Insurance Corporation (FDIC).  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

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

The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. During fiscal 2009, the Company determined that an impairment of intangible assets associated with the Myotech CSS existed as described below and in Note 14.

During the third quarter of fiscal 2009, management performed a test for impairment of the Myotech circulatory support system (“Myotech CSS”) intellectual property which indicated an impairment to its carrying value.  The Company then performed a valuation of the intellectual property utilizing the income approach methodology of valuation.  This approach utilized estimated discounted cash flows from future royalty payments, assuming current market conditions and considering probabilities under several scenarios.  As a result, the Company recorded a charge for impairment of approximately $14,565,000 which is included in the Company’s loss from discontinued operations.  The fair value of the Myotech CSS intellectual property is being amortized over the remaining life of the patents.  See Note 2 and Note 14 and for more details.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. We recognize penalties and accrued interest related to unrecognized tax benefits in income tax expense.

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive. If the Company had generated earnings, approximately 0 and 452,000 common stock equivalent shares would have been added to the weighted average shares outstanding for the years ended February 28, 2009 and February 29, 2008, respectively. These additional shares represent the assumed exercise of common stock options and warrants whose exercise price is less than the average fair value of the Company’s stock during the period. The proceeds of the exercise are assumed to be used to purchase common shares for treasury and the incremental shares are added to the weighted average shares outstanding.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION

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

The Company recognizes initial license fees over the term of the related agreement. Revenue related to a performance milestone is recognized upon the achievement of the milestone, as defined in the respective agreements.  Testing services  and consulting fee revenue is recognized as services are performed.

Income from the sale of intellectual property is recognized as a gain from the sale of intellectual property, an operating item, when payment has been received and ownership of the patents has been transferred to the buyer and is recorded net of any carrying value and selling costs.

ACCOUNTING FOR DERIVATIVES

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”

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

RECLASSIFICATIONS

Certain amounts included in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation, the most significant of which is the reclassification of the gain on sale of its certain intellectual property from revenues to other gains and losses from operating activities (See Note 12 and 22.) These reclassifications had no effect on total assets, liabilities, stockholders’ deficit or gross profit, loss from operations or net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2008. See Note 19 for additional information regarding the impact of adopting the provisions of FIN 48 and the related disclosures.

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

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations . SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructuring costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development related intangibles in certain circumstances. SFAS 141(R) is effective for the first reporting period beginning on or after December 31, 2008.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements an amendment of ARB 51 . This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, this Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in a change in control. SFAS 160 is effective for the first annual reporting period beginning on or after December 31, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

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

In March 2008, the FASB released SFAS 161, Disclosures about Derivative Instruments and Hedging Activities . SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the impact of derivatives on the financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162 ” The Hierarchy of Generally Accepted Accounting Principles ”. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes the adoption of this standard on its effective date will not have a material effect on the financial statements.

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

In June 2008 the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which requires that an instrument’s contingent exercise provisions be analyzed first. If this evaluation does not preclude consideration of an instrument as indexed to its own stock, the instrument’s settlement provisions are then analyzed. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with recognition of a cumulative effect of a change in accounting principle for all instruments existing at the effective date to the balance of retained earnings. The Company is currently evaluating the potential impact, if any, that EITF 07-5 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT IN MYOTECH LLC

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

On October 2, 2007, we entered into a revised Securities Purchase Agreement with Myotech pursuant to which the Company agreed to purchase from Myotech an additional 15,496,547 Class A membership units for an aggregate purchase price of $3,200,000. Prior to the execution of the Agreement, Biophan owned 5,408,194 Class A membership units. Upon execution of the Agreement, Biophan purchased an additional 9,316,547 Class A membership units upon the payment of an aggregate initial purchase price of $1,200,000 bringing our ownership percentage as of November 30, 2007 to 68.02%. Thereafter, upon the satisfaction of certain conditions, Biophan agreed to purchase an additional 6,180,000 Class A membership units for a purchase price of $2,000,000, which would increase our ownership percentage to approximately 75%. The increase in our equity interest for consideration of $1,200,000 was at a per-unit price that was less than the then book value per unit. This excess of the book value over the cost, or negative goodwill, in the amount of $4,697,552 was allocated to reduce the stated value of the Myotech intellectual property in consolidation.

On June 30, 2008, we entered into an amendment to the Securities Purchase Agreement dated October 2, 2007, that upon completion of certain closing obligations, called for us to purchase an additional 6,180,000 Class A membership units, for an aggregate purchase price of $2,000,000.  Under the terms of this amendment, we have purchased a total of 1,854,000 Class A units for an aggregate total of $700,000, increasing our ownership to 70.9% through October 17, 2008, the date Myotech LLC was dissolved.

On October 17, 2008, the Company elected to dissolve Myotech, LLC and distribute its net assets according to the terms of the Myotech, LLC operating agreement.  Biophan’s cumulative investment in Myotech, LLC up to the date of dissolution was approximately $15,010,000.  All of the rights under the Myotech CSS patents were transferred to Biophan.  Management performed a test for impairment that included the income approach methodology of valuation, utilizing both discounted and undiscounted cash flows from future royalty payments, assuming current market conditions and considering probabilities under several scenarios.  As a result, the Company recorded a charge for impairment of approximately $14,565,000 which is included in the Company’s loss from discontinued operations.

Prior to our obtaining a majority interest, the Company determined Myotech was a Variable Interest Entity within the meaning of FIN 46(R) and the Company was the primary beneficiary (as defined in FIN 46(R).  Consequently, the financial statements of Myotech have been consolidated with our consolidated financial statements for all periods ending on or after November 30, 2005, the date of our initial investment in Myotech.  However, on October 17, 2008, when Myotech was dissolved, the Company reclassified the results of Myotech operations for all prior periods into loss from discontinued operations.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is selected financial data for Myotech, LLC:

	For the	For the
	Year Ended	Year Ended
	February 28, 2009	February 29, 2008
Total current assets	$-	$392,069
Intangible assets, net of amortization	-	17,120,242
Other assets	-	123,077
Total assets	$-	$17,635,388
Current liabilities	$-	$170,909
Equity	-	17,464,479
	$-	$17,635,388
Net loss from operations of discontinued operations before minority interests	$(10,064,023)	$(2,579,777)

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PREPAID EXPENSES:

Prepaid expenses consist of the following:

	February 28,	February 29,
	2009	2008
Prepaid insurance	$15,729	$35,828
Prepaid legal fees	-	33,600
Prepaid interest	-	29,784
Other	7,900	4,000
	$23,629	$103,212

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

	February 28,	February 29,
	2009	2008
Furniture and Equipment	$61,709	$369,015
Computers	82,477	128,374
Internet Website	-	54,159
Leasehold Improvements	1,105	80,478
	145,291	632,026
Less accumulated depreciation	(103,813)	(322,334)
	$41,478	$309,692

Property and equipment includes amounts acquired under capital leases of $34,335 at February 28, 2009 and February 29, 2008, with accumulated depreciation of approximately $17,800 and $7,500, respectively.

Depreciation and amortization expense for the years ended February 28, 2009 and February 29, 2008 amounted to $67,668 and $141,856, respectively. Depreciation expense for the period from August 1, 1968 (date of inception) to February 28, 2009 was $444,326.

5. INTANGIBLE ASSETS:

Certain intellectual property rights were acquired on December 1, 2000 in connection with the merger that established the Company in its present form. These rights were sold on October 2, 2007 for $11,000,000 to Medtronic Corporation and recorded as a net gain on sale of intellectual property as a component of other operating gains and losses. (See Note 12). Additional intangible assets were acquired on February 24, 2005 in connection with the acquisition of Biophan-Europe, on November 30, 2005 in connection with the investment in Myotech, LLC and on December 26, 2007 in connection with the Nanoset, LLC agreement. Such rights encompass the utilization of proprietary technology designed to prevent implantable cardiac pacemakers and other critical and life-sustaining medical devices from being affected by MRI and other equipment using magnetic fields, radio waves and similar forms of electromagnetic interference and the development of a cardiac assist device. These assets are being amortized over the estimated 13.0 to 14.8 year economic lives of the underlying patents and core technology. Estimated amortization expense for the next five years is approximately $915,000 per year.

Amortization expense for the years ended February 28, 2009 and February 29, 2008 was $757,076 and $1,338,883 respectively. Amortization expense for the period from August 1, 1968 (date of inception) to February 28, 2009 was $3,959,445.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LINE OF CREDIT AGREEMENTS:

On May 27, 2005, we entered into a Line of Credit Agreement (LOC #1) with Biomed Solutions, LLC, a related party, whereby Biomed agreed to provide a line of credit facility of up to $2 million. Borrowings under the line bear interest at 8% per annum, are payable on demand and are convertible at Biomed's election into the Company's common stock at 90% of the average closing price for the 20 trading days preceding the date of borrowings under the line. In June 2005, the Company borrowed the entire $2 million under the line in two separate draws of $1 million each. In accordance with the agreement, Biomed received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of 110% of the average closing price for the 20 trading days preceding the date of execution of the credit agreement. The Company recorded a discount on the borrowings of $958,160 due to the beneficial conversion feature of the note as well as for the value of the warrants which was valued utilizing the Black-Scholes Option Pricing Model. The discount was amortized as additional interest expense over the term of the note. In August 2005, Biomed elected to convert $1 million of the note plus accrued interest into 480,899 shares of common stock at which time the remaining discount related to the $1 million portion of the loan was fully expensed. On October 7, 2005, we repaid $500,000 of principal and all accrued interest on the loan.

On January 24, 2006, we entered into an additional Line of Credit Agreement (LOC #2) with Biomed Solutions, LLC, pursuant to which Biomed committed to make advances to us, in an aggregate amount of up to $5,000,000. Amounts borrowed bear interest at the rate of 8% per annum, and principal and interest were convertible into shares of our Common Stock at the rate of $1.46 per share. Biomed's obligation to lend to us under the LOC #2 expired on June 30, 2007, on which date the entire amount borrowed by us (and not converted into shares of our Common Stock) became due and payable. In connection with the establishment of the credit facility, we issued to Biomed a warrant to purchase up to 1,198,630 shares of our Common Stock at an exercise price of $1.89 per share. The Company recorded a discount on the borrowings of $1,437,325 due to the beneficial conversion feature of the note as well as for the value of the warrant.

On October 11, 2006, in connection with our Securities Purchase Agreement dated October 11, 2006 with Iroquois Master Fund Ltd and other private investors (the "Purchase Agreement"), we amended our January 24, 2006 Line of Credit Agreement (LOC #2) with Biomed and the Convertible Promissory Note in the original principal amount of $5,000,000 issued by us to Biomed on January 24, 2006 pursuant to the LOC #2. The amendment reduced the price at which the LOC #2 is convertible into shares of our Common Stock from $1.46 per share to a conversion price of $0.67. In connection with the Purchase Agreement, we also entered into a Subordination and Standstill Agreement (the "Subordination Agreement") with Biomed and the investors who are parties to the Purchase Agreement, pursuant to which Biomed agreed (i) to subordinate its rights to payment under the LOC #2 and LOC #1 in the original principal amount of $2,000,000 issued by us to Biomed on May 27, 2005 to the rights of the investors under the Notes and (ii) to convert the entire outstanding amount of principal and interest due under the LOC #2 in excess of $700,000 into shares of our common stock upon the effectiveness of an amendment to our Articles of Incorporation to increase the number of our authorized shares which was effective May 9, 2007. On July 19, 2007, Biomed converted $2,180,000 of principal and $195,899 of accrued interest into a total of 3,546,118 shares of our common stock leaving a balance outstanding at August 31, 2007 of $1,750,000. On November 5, 2007, Biophan and Biomed entered into a Settlement Agreement with SBI to settle all claims, causes of action and disputes between and among them. As a result of SBI’s forgiveness of Biomed’s debt, Biomed forgave $1,050,000 of the LOC #2 leaving a balance outstanding of $700,000 at February 29, 2008. This forgiveness of debt by Biomed, a stockholder of the Company at that time, was recorded as a credit to additional paid-in capital in stockholders’ equity.

On September 23, 2008, the Company amended the line of credit agreements LOC#1 and LOC#2, extending the combined term to December 31, 2012 in exchange for monthly cash payments of $15,000.  Accordingly, the Company paid $42,069 in cash during the year ended February 28, 2009 for principal and $51,431 for accrued interest.  In addition to the September 23, 2008 amendment, the Company obtained a letter of understanding from Biomed outlining conditions in which certain expenses and accounts receivable from entities related to Biomed may be used to offset line of credit principal and interest. As a result, $543,630 was applied against principal and $272,750 was applied against accrued interest during the year ended February 28, 2009.  $653,238 was credited to paid-in-capital since it related to forgiveness of debt by a Biomed stockholder who personally holds shares of Company stock.

The total balance of borrowings on the lines of credit on February 28, 2009 was $614,300 plus accrued interest of $147,066.  On February 29, 2008 the total balance of borrowings on the lines of credit was $1,200,000 plus accrued interest of $331,548.

The fair value of the notes is not readily determinable as there is a limited market for such related party debt.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	February 28,	February 29,
	2009	2008
Accounts payable	$1,114,178	$499,118
Accrued payroll and related expenses	183,876	184,968
Accrued accounting and legal fees	27,209	8,320
Other	1,506	86,726
	$1,326,769	$779,132

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CAPITAL LEASE OBLIGATION:

The Company leases equipment under capital leases that expire in 2010. These leases require monthly payments totaling $1,223 including interest at 14.75% and 19.34% per annum.

Future minimum lease payments required under the capital lease are as follows:

Year Ending
February 28,	Amount
2010	$14,364
2011	1,813
$16,177
Less amount representing interest	(1,655)
14,522
Less current maturities	(12,752)
Long-term debt, less maturities	$1,770

9. SENIOR SECURED CONVERTIBLE NOTES:

On October 11, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with 10 private investors led by Iroquois Master Fund Ltd ("Iroquois"). Pursuant to the Purchase Agreement, on October 12, 2006 we issued $7,250,000 of Senior Secured Convertible Notes (the "Notes") to the investors and received proceeds of $6,219,880 after paying estimated fees and expenses of $1,030,120 related to the transaction. The holders of the Notes could elect to convert the Notes at any time into shares of our common stock based upon a price of $0.67 per share (the "Conversion Price"). Interest on the outstanding principal amount under the Notes was payable quarterly at a rate equal to the six-month London InterBank Overnight Rate plus 500 basis points, with a minimum rate of 10% per annum and a maximum rate of 12% per annum, payable at our option in cash or shares of our common stock registered for resale under the Securities Act of 1933, as amended (the "Securities Act"). If we elected to make principal or interest payments in common stock, the number of shares issuable by us was based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Principal on the Notes amortized and payments were due in 33 equal monthly installments commencing four months following issuance of the Notes, and were made at our option in cash or shares of our common stock registered for resale under the Securities Act. If we elected to make an interest payment in common stock, the number of shares issuable by us was based upon the lower of (i) 90% of the 20-day trailing average volume weighted average price per share as reported on Bloomberg LP (the "VWAPS") or (ii) the Conversion Price. Our obligations under the Notes were secured by a first priority security interest in substantially all of our assets pursuant to a Security Agreement dated as of October 11, 2006 among us, the investors and Iroquois, as agent for the investors (the "Security Agreement").  The scheduled maturity date of the notes was October 2009.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further consideration to the investors, we issued to the investors one-year warrants to purchase an aggregate of 10,820,896 shares of our common stock at a price of $0.67 per share. All of the warrants issued in connection with the Notes contained a variable anti-dilution feature that automatically adjusted the number of warrants and exercise to be consistent with subsequent financing-related transactions. If the investors elected to exercise these one-year warrants, they would have received additional five-year warrants to purchase the shares of our common stock equal to the number of shares purchased under the one-year warrants, with 50% of the additional warrants having an exercise price of 115% of the per share purchase price, and the remaining 50% of the additional five-year warrants having an exercise price of 125% of the per share purchase price. These one year warrants expired May 7, 2008. We also issued to the investors five-year warrants to purchase an aggregate of 10,820,896 shares of our common stock. The first five-year warrants allowed for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.81 per share, and the second five-year warrants allowed for the purchase of 5,410,448 shares of our common stock at an exercise price of $0.89 per share. These warrants also contained anti-dilution protection that, if we issue equity or equity-linked securities at a price per common share below the exercise price of the five-year warrants, it will automatically adjust the exercise price of the warrants to the price at which we issue such equity or equity-linked securities. The total fair value of the warrants was $14,554,105 which was calculated utilizing the Black-Scholes Option Pricing Model. The Company recorded a discount on the Notes of $7,250,000 for the fair value of the related warrants. The excess of the fair value of the warrants over the carrying value of the notes, which amounted to $7,304,105, was recognized as additional expense related to warrants in the statement of operations for the year ended February 29, 2008. The discount on the Notes was amortized over the life of the Notes using the effective interest method until the Notes were prepaid in September 2009 when the balance of unamortized discount ($1,447,510) was written-off to extinguishment of debt. The discount amortization for the year ended February 28, 2009 and February 29, 2008 amounted to $704,002 and $3,200,692, respectively and is included in interest expense in the accompanying statements of operations.

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

On October 3, 2007, we entered into Amendment No. 1 to the Securities Purchase Agreement, Senior Secured Convertible Notes, Warrants and Security Agreement with the independent private investors. Pursuant to the Amendment, we agreed to amend the Notes to provide that even if we elect to make a monthly installment payment in cash, the holder will have the right to request payment in common stock of the Company. In addition, the Conversion Price was reduced to $0.15. A total of 2,440,000 shares were converted at $0.15.  The Amendment also amended the warrants to reduce the exercise prices of the various warrants to $0.23. In exchange for the foregoing, the investors released certain intellectual property for the Security Agreement, allowing the Company to transfer and sell such intellectual property. Further, in the Amendment, we agreed to certain spending covenants in connection with the proceeds we received from the sale of the intellectual property under the Intellectual Property Assignment Agreement dated as of August 6, 2007 by and between Biophan and Medtronic, Inc. For accounting purposes, these amendments as they pertain to re-pricing of the convertible debt and warrants, were treated as an extinguishment of the old debt. Accordingly, the remaining unamortized discount on the old debt of $3,352,581 was written off, a loss on extinguishment of $3,189,187 on the old debt was recognized, and a new discount in the amount of $2,636,612 was recorded. In addition, a beneficial conversion charge to interest expense was recorded in the amount of $3,021,197.

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

The outstanding principal on the Senior Secured Convertible Notes was $0 and $3,925,391 at February 28, 2009 and February 29, 2008, respectively. In the consolidated balance sheets, the Senior Secured Convertible Notes are presented net of the unamortized discount associated with the warrants issued in connection with the notes, equal to $0 and $2,151,512 at February 28, 2009 and February 29, 2008, respectively. During the year ended February 28, 2009, the Company recorded an associated loss on extinguishment of debt equal to $2,057,803 which consisted of the unamortized debt discount of $1,447,510, unamortized deferred financing costs of $570,093 and the balance of unpaid principle and interest of $40,200.

10. FAIR VALUE OF WARRANT LIABILITY

In accordance with the guidance provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, we recorded a liability of $199,065 for the fair value of the warrants related to the Senior Secured Convertible Notes at February 28, 2009 in order to provide for the possibility that we would not be able to comply with the registration rights of the lenders as contained in the Securities Purchase Agreement because we did not have sufficient available authorized shares to execute a potential conversion of the Notes and related warrants and thus we would be required to settle the contract in cash. In addition, since we did not have sufficient available authorized shares to execute a potential conversion of other outstanding warrants, if requested to do so by the grantees, we could be required to settle any conversion requests in cash. Therefore, we reclassified warrants with a fair value of $23,897 from equity to the warrant liability. The change in the fair value of the warrant liability from the initial recording as a derivative liability through February 28, 2009 of $175,168 has been recorded as a change in the fair value of warrant liability in the accompanying consolidated statement of operations. The fair value of the warrant liability was determined utilizing the Black-Scholes Option Pricing Model at February 28, 2009.

As noted above, the fair value of the warrant liability related to the Senior Secured Convertible Notes is volatile. Several factors and underlying assumptions are included in the Black-Scholes model utilized to derive the fair value of the warrants. The factors and assumptions are as follows:

1.)	The number of warrants: varies from time to time dependent upon current period grants, conversion, forfeitures, and expirations,
2.)	Term of expiration: expiration dates vary by grant and currently range from 1 to 3 years,
3.)	Market price at the valuation date: $0.015/share at July 10, 2008; $0.01/share at February 28, 2009;
4.)	Exercise price of the warrants: varies by grant,
5.)	Dividend yield: assumed to be zero
6.)
Interest rate; we use the US Federal Reserve – “Treasury constant maturities rates” at the measurement date matched to the maturities of the warrants. The rates change over time and the maturities of the warrants change over time.

7.)	Company stock price volatility on a look-back basis as a proxy for expected future volatility in stock price. We use the look-back approach.

While most of these factors changed during the period from July 10, 2008 to February 28, 2009, the most significant factors impacting the change in fair value were the change in number of warrants, options granted, and the change in stock price.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCKHOLDERS' EQUITY:

During the years ended February 28, 2009 and February 29, 2008, the Company issued no shares of stock upon the exercise of warrants. As of February 28, 2009 and February 29, 2008 warrants to purchase 25,742,068 and 73,836,319 shares of our common stock were outstanding, respectively. The exercise prices for these warrants range from $.23 per share to $1.89 per share, and the weighted-average exercise price for all of the outstanding warrants is $.32 per share. In addition, during the years ended February 28, 2009 and February 29, 2008, no shares of stock were issued upon the exercise of options.

During the year ended February 28, 2009 the Company issued the following shares:

1.)	110,871,811 shares of stock for payment of $1,818,420 of principal related to the Senior Secured Convertible Notes.
2.)	9,683,630 shares of stock for payment of $545,449 of interest related to the Senior Secured Convertible Notes.
3.)	900,000 restricted shares of stock as compensation for non-employee Directors’ fiscal 2009 service.
4.)	2,551,319 shares of stock valued at $56,278 were issued for professional services.
5.)	150,000 shares of stock valued at $2,385 were issued to a former shareholder of Biophan-Europe as partial consideration for his participation settlement agreement (Note 21).

Additional paid-in capital was increased by $159,886 and $1,312,901 related to stock options issued for services and recorded as compensation expense during the years ended February 28, 2009 and February 29, 2008 respectively.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SALE OF INTELLECTUAL PROPERTY:

On October 4, 2007, we entered into a Patent Assignment Agreement with Medtronic, Inc., a Minnesota corporation, pursuant to which we agreed to transfer and sell to Medtronic all of our interest in and to certain intellectual property owned by us for an aggregate purchase price of $11,000,000, less $60,667 selling costs.  Previously the Company reported the gain on the sale as a component of revenues.  After further consideration, the Company reclassified the gain on the sale as a component of operating gains and losses in the consolidated statement of operations.

13. RESEARCH AND DEVELOPMENT COSTS:

Expenditures for research activities relating to intellectual property development and improvement are charged to expense as incurred. Such expenditures amounted to $1,010,368 and $2,039,526 for the years ended February 28, 2009 and February 29, 2008, respectively.

14. DISCONTINUED OPERATIONS:

Effective June 1, 2008, MR:Comp GmbH (“MR Comp”) was divested from one of Biophan’s majority owned subsidiaries, Biophan Europe GmbH (“Biophan Europe”). As a result, the Company recorded a gain from discontinued operations equal to $105,120.  The rest of the accounts of MR Comp are immaterial to the Company’s condensed consolidated financial statements.

On October 17, 2008, the Company elected to dissolve Myotech, LLC (“Myotech”).  As a result, all of the Myotech assets and liabilities were restated to their fair value and liquidated according to the Myotech, LLC operating agreement, and a net loss on disposal of assets of $49,510 was recorded.  The Company also recorded an impairment charge of $14,564,958 for the difference between the carrying amount and the fair value of the Myotech CSS technology, net of cumulative negative goodwill adjustments of $4,599,021.    Immediately before the dissolution, Biophan Technology, Inc.’s investment in Myotech LLC was approximately $15,000,000.  The following summarizes all of the activity recorded in the consolidated  loss from discontinued operations account during the twelve months ended February 28, 2009:

2009
Loss on disposal of assets	$(49,510)
Loss from Myotech operations	(1,848,576)
Impairment of intellectual property, net	(9,965,937)
Fair value of intellectual property transferred to parent	1,800,000
Loss from operations of discontinued operations before minority interest	(10,064,012)
Minority interest in loss from operations of Discontinued operation	538,264
Loss from discontinued operations	$9,525,759

Since its inception, Myotech, LLC did not generate any revenue.  Therefore, there is no revenue included in the loss from discontinued operations for any period presented in the condensed consolidated statements of operations.

The results of Myotech operations, net of corporate overhead, have been reclassified into the loss from discontinued operations for all periods presented in the condensed consolidated statements of operations for the period ended February 28, 2009.

As part of the distribution of Myotech assets, 4,923,080 shares of Biophan common stock, par value $.005 were transferred from Myotech, LLC  to Biophan.  On the date of transfer, the stock had a fair value of $68,923.  The  Company recorded a charge against paid in capital equal to $8,398,775 since the stock was previously accounted for as treasury stock in the consolidated financial statements.

On February 28, 2009, the divestiture of MR Comp and dissolution of Myotech were substantially complete.  The Company does not anticipate any future losses from either entity.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS:

Lease Obligation

The Company entered into an operating lease for office space commencing March 2007 and expiring February 28, 2022, subject to our right to terminate at any time after January 31, 2009 upon 90 days notice (or 150 days notice if the property isn’t occupied by another tenant within 90 days.).  In connection with certain planned cost reduction measures we exercised our right to terminate the agreement in various stages during fiscal 2010.  As a result future minimum rental payments total $47,018 during fiscal 2010.

Rent expense, net of subrentals, charged to operations under this operating lease aggregated $103,478 and $94,776 for the years ended February 28, 2009 and February 29, 2008, respectively. Rent expense, net of subrentals, charged to operations for the period from August 1, 1968 (Date of Inception) to February 28, 2009 was $566,880.

Cooperative Research and Development Agreement (CRADA):

In March 2006, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the Food and Drug Administration to evaluate the safety of medical implants in the presence of electromagnetic fields from magnetic resonance imaging for a term of 2.5 years. Pursuant to the Agreement, the Company is committed to a total of $225,000 of which $187,500 has been paid at February 28, 2009.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreements

The Company is obligated under two license or royalty agreements for patents that expire at various dates through 2021. These agreements are critical for maintaining the Boston Scientific relationship. These agreements may be terminated by the Company with 60 days written notice. Aggregate minimum future payments over the remaining life of the patents under these agreements total $1,145,000. License/royalty expense charged to operations was $110,000 and $331,290 for the years ended February 28, 2009 and February 29, 2008, respectively.

Employment Agreements

Biophan has an employment agreement with its Chief Executive Officer that renews annually unless terminated by either party. This agreement provides for a minimum salary amount, adjusted annually for cost-of-living changes, as well an incentive bonus that is payable if specified management goals are attained.

16. RELATED PARTY TRANSACTIONS:

The Company had affiliations with two entities, Biomed Solutions, LLC (“Biomed”) and Technology Innovations ("TI") that are  related by virtue of common senior management personnel and stock ownership. During the years ended February 28, 2009 and February 29, 2008, the Company charged Biomed and TI for services of certain Company personnel. The total of these charges was $116,884 and $91,939, respectively. The Company also charges Biomed and TI for expenses allocable to and paid on their behalf. During the years ended February 28, 2009 and February 29, 2008, expenses paid by the Company on their behalf was approximately $20,391 and $85,445, respectively. At February 28, 2009 and February 29, 2008, the combined balance due from these related parties was $0 and $34,625, respectively.

Katan Associates, Inc. of which Stan Yakatan, the chairman of the Company is an owner, billed the Company $60,000 and $30,000 plus out of pocket expenses during the years ended February 28, 2009 and February 29, 2008 for consulting services, respectively.

Wood and Company CPA, PC of which Robert J. Wood, the former Chief Financial Officer of the Company is an owner, billed the Company $48,774 and $98,000 plus out of pocket expenses during the years ended February 28, 2009 and February 29, 2008 for consulting services, respectively.

17. STOCK-BASED COMPENSATION:

Stock Options:

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $159,886 and $1,312,901 for the years ended February 28, 2009 and February 29, 2008, respectively. The related impact on basic and diluted earnings per share for the years ended February 28, 2009 and February 29, 2008 was a reduction of $.001 and $.014, respectively. The impact on the Company's cash flow for 2009 were not material.

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stock incentive plans consist of the Biophan Technologies, Inc. 2001 Stock Option Plan, and the Biophan Technologies, Inc. 2006 Incentive Stock Plan and the Biophan Technologies, Inc. 2008 Incentive Stock Plan (the "Plans") which are shareholder approved. The Plans provide for the grant of incentive and non-qualified stock options to selected employees, and the grant of non-qualified options and other stock-based awards to selected consultants and to directors and advisory board members. The Plans are administered by the Compensation Committee of the Board and authorizes the grant of options or restricted stock awards for 13,000,000 shares under the 2001 Plan, 7,500,000 shares under the 2006 Plan and 10,000,000 shares under the 2008 Plan. The Compensation Committee determines which eligible individuals are to receive options or other awards under the Plans, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans. The Company tends to fund exercised options with previously unissued shares. Non-employee directors also receive periodic restricted stock grants pursuant to the automatic grant program in effect for them under the 2008 Plan. Some of the Company's outstanding option agreements contain performance milestones as a condition for vesting. In accordance with Statement of Accounting Standard No. 123(R), "Share Based Payments," the Compensation Committee periodically evaluates the probability these milestones will be met and records compensation expense when it is determined that the condition is probable of being satisfied. During fiscal 2009, none of the criteria for vesting of outstanding performance options were met. In March 2008, 600,000 shares of restricted stock were awarded to non-employee directors.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: Expected volatilities are based on the historical volatility of the Company's stock, management's estimate of implied volatility of the Company's stock, and other factors. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company uses historical data to estimate forfeitures.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

	For the Year Ended
	2009	2008
Weighted-average risk-free interest rate	2.7%	4.7%
Risk-free interest rates	2.7%	2.3% -4.8%
Weighted-average expected option lives	10.0 years	7.95 years
Expected option lives	10.0 years	4 - 8 years
Weighted-average volatility	310.73%	86.67%
Expected volatilities	310.73%	75.2% - 166.5%
Weighted-average expected dividend yield	0.0%	0.0%
Expected dividend yields	0.0%	0.0%

Further information relating to stock options is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (years)
Outstanding options at 2/28/07	9,428,062	$0.96
Granted	7,027,328	$0.286
Exercised	-	$0.00
Forfeited/expired	(951,499)	$1.50
Outstanding options at 2/29/08	15,503,891	$0.59	7.38
Granted	1,700,000	$0.02
Exercised	-	$0.00
Forfeited/expired	(712,912)	$0.85
Outstanding options at 2/28/09	16,490,979	$0.54	6.77

Exercisable on February 29, 2008	13,562,224
Exercisable on February 28, 2009	14,629,729

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options as of February 28, 2009:

	Outstanding			Exercisable
		Wt'd Average
		Remaining	Wt'd Average		Wt'd Average
Range of Exercise Prices	Options	Contractual Term	Exercise Price	Options	Exercise Price
$.01 - $1.00	14,802,956	6.81	$0.40	13,151,706	$0.42
$1.01 - $2.00	1,393,023	6.45	$1.63	1,333,023	$1.62
$2.01 - $3.00	295,000	6.20	$2.69	145,000	$2.78
	16,490,979			14,629,729

The following table summarizes our non-vested stock option activity for the year ended February 28, 2009

Non-vested stock option activity

		Wt'd Avg Grant-Date
	No of Shares	Fair Value
Non-vested stock options at 2/29/08	1,941,667	$0.73
Granted	1,700,000	$0.02
Vested	(1,455,417)	$0.35
Forfeited/expired	(325,000)	$0.98
Non-vested stock options at 2/28/08	1,861,250	$0.45

At February 28, 2009, shares available for future stock option grants to employees and others under our 2001 Stock Option Plan, our 2006 Incentive Stock Plan and our 2008 Incentive Stock Plan were 711,348, 76,566 and 4,698,681, respectively. At February 29, 2008, shares available for future stock option grants to employees and other under our 2001 Stock Option Plan and our 2006 Incentive Stock Plan were 44,480 and 26,566, respectively.

The options have contractual terms ranging from five to ten years. The aggregate intrinsic value of shares outstanding and exercisable was $0 and $0, respectively at February 28, 2009 and February 29, 2008 as the market price of the Company's common stock was below the weighted-average exercise price of all outstanding and exercisable options on those dates. Total intrinsic value of options exercised was $0 and $0 for the years ended February 28, 2009 and February 29, 2008, respectively.

The weighted-average fair value per option granted in 2009 and 2008 was $0.02 and $0.09, respectively.

As of February 28, 2009 approximately $37,000 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 9.18 years.

Warrants:

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at February 28, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exerciseable	Warrants Exerciseable Weighted Average Exercise Price
$0.23	23,442,594	2.61	0.23	23,442,594	$0.23
$0.45	200,000	0.75	0.45	200,000	$0.45
$0.51	35,172	2.96	0.51	35,172	$0.51
$0.67	865,672	2.61	0.67	865,672	$0.67
$1.89	1,198,630	1.90	1.89	1,198,630	$1.89

Transactions involving the Company’s warrants are summarized as follows:

	Number of Shares	Warrants Exerciseable Weighted Average Exercise Price
Outstanding at February 28, 2007	33,229,334	0.68
Granted	-	-
Anti-dilution adjustment	42,656,275	0.23
Exercised	-	-
Canceled or expired	(2,049,290)	0.91
Outstanding at February 29, 2008	73,836,319	0.26
Granted	-	-
Anti-dilution adjustment	-	-
Exercised	-	-
Canceled or expired	(48,094,251)	0.23
Outstanding at February 28, 2009	25,742,068	0.32

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

Company matching contributions to the Plan totaled $29,133 and $51,919 for the years ended February 28, 2009, February 29, 2008, respectively. No discretionary contributions were made in 2009 or 2008.

19. INCOME TAXES:

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended February 28th and 29th, respectively:

The provision (benefit) for income taxes consists of the following:

	2009	2008
Currently payable:
Federal	$-	$-
State	-	-
Foreign	-	-
Total currently payable	-	-
Deferred:
Federal	5,900,000	2,650,000
State	874,000	444,000
Foreign	(13,000)	(38,000)
Total deferred	6,761,000	3,056,000
Less decrease in allowance	(6,761,000)	(3,056,000)
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

The Company has adjusted the disclosures related to the February 29, 2008 deferred tax components and Federal Statutory Rate Reconciliation based on additional facts and circumstances that were discovered during fiscal 2009. The adjustments did not have an impact on the Company’s financial position, operations or cash flow.

The components of the Company’s deferred taxes are as follows:

	February 28, 2009	February 29, 2008
Deferred tax assets:
Net operating loss carry forwards	$846,000	$9,359,000
Deferred stock option deductions	3,042,000	2,789,000
Research credit carry forwards	-	885,000
Basis differences in acquired Myotech assets	448,000	-
Other	126,000	239,000
Total	4,462,000	13,272,000
Less valuation allowance	(4,193,000)	(10,954,000)
Gross deferred tax assets	$269,000	$2,318,000

Deferred tax liabilities:
Basis in intellectual property	$269,000	$-
Investment in Myotech, LLC	$-	$2,318,000
Gross deferred tax liabilities	$269,000-	$2,318,000
Net deferred tax asset	$–	$–

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2009 and February 29, 2008, the Company had no taxable income and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. During 2009, the Company experienced an Internal Revenue Code (“IRC ”) Section 382 “change of ownership” which  the IRC imposes an annual limitation on the utilization of net operating loss carry forwards and other corporate tax attributes based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the IRC) and the value of the corporation. Therefore, the ability to utilize our net operating loss carry forwards of approximately $29,500,000 and other tax attributes, consisting mostly of Federal research and development tax credits, of $910,000 incurred prior to the ownership change will be subject in future periods to an annual limitation of $104,600.  Net operating losses and other tax attributes incurred by us subsequent to the ownership changes are not subject to this limitation, but may be limited if future changes in ownership occur as defined by IRC Section 382.

As of February 28, 2009, and as result of the IRC Section 382 limitation, the Company has net operating loss carry forwards of approximately $2,400,000, of which approximately $340,000 relates to losses incurred by Biophan Europe. Due to the uncertainty as to the Company’s ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company has recorded a valuation allowance accordingly. In addition, the Federal research and development tax credit carry forwards of approximately $910,000 will no longer be available to the Company as a result of the IRC 382 limitations.  The available net operating loss carry forwards expire through 2029 if not utilized.

The differences between the U.S. statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations as follows:

	February 28, 2009	February 29, 2008 (Restated)
Federal statutory rates	34%	34%
State income taxes net of federal benefit	(5)	(9)
Interest expense	(2)	(68)
Loss on extinguishment of debt	(3)	(21)
Change in fair value of warrant liability	(1)	28
Cancellation of indebtedness	-	(7)
Reduction of tax attributes pursuant to IRC Section 382	(61)	-
Other	(1)	(16)
Change in valuation allowance	39	59
	-%	-%

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS Statement No. 109" ("FIN 48"), on March 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the March 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. At February 28, 2009 the total unrecognized tax benefits  were $0. The total amount of unrecognized tax benefits as of the date of adoption was $706,101. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

BIOPHAN TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits balance at March 1, 2008	$792,000
Gross increase for tax positions of prior years	-
Gross decrease for tax positions of prior years	(740,000)
Gross increase for tax positions of current year	--
Gross decrease for tax positions of current year	-
Settlements	-
Lapses in statues of limitations	(52,000)
Balance as of February 28, 2009	$-

None of the tax positions included in the balance at March 1, 2008 related to uncertainty about the timing of deductions.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Biophan Europe files in Germany.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2004. The Company is currently being audited by certain state tax authorities for the 2006 tax year. Although management believes that adequate provision has been made for such audit issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings. It is the Company policy to charge interest and penalties incurred on the underpayment of income taxes to interest expense and other expense, respectively. The Company has open tax years available to be audited by the federal and various state taxing authorities beginning in fiscal years ended February 28, 2006. The Company is currently not being audited by federal tax authorities.

20. CONTINGENCIES

From time to time, we may become involved in various lawsuits, disputes and claims (“Actions”), arising in the ordinary course of business.  These Actions may raise complex factual and legal issues and are subject to uncertainties.  Actions filed against us could include commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits.  Plaintiffs in some Actions may seek unspecified damages or injunctive relief or both.  Adverse results in Actions may harm our business and have material adverse effects on our business, results of operations, liquidity or financial position any or all of which could adversely affect our stock price.

21.  SUBSEQUENT EVENT

On April 20, 2009, the Company, its majority owned European affiliate Biophan Europe GmbH (“Biophan Europe”) and certain other parties executed settlement agreements that relieved Biophan from any further commitment for funding of Biophan Europe.  In addition, all claims between the various parties were settled, released or waived; Biophan reduced its ownership in Biophan Europe from 51% to 20%, and although rights to certain MRI-safety intellectual property were released, Biophan maintained all rights associated with the license to Boston Scientific Scimed (BSS).

22.  RESTATEMENT

The Company restated its Consolidated Statement of Operations for the year ended February 29, 2008 and all related disclosures in the Form 10-K.  The restatement consisted of changing the financial statement presentation of the Consolidated Statement of Operations by renaming “Sale of intellectual property” to “Gain on sale of intellectual property, net” and reclassifying this  gain from the “Revenue” section to a new operating section entitled “Operating Gains and Losses”, which is located  between Operating expenses and Operating (Loss) Profit.  Our Note 1, “revenue recognition” accounting policy was revised to conform to the change.  The effect of the restatement was to reduce revenues and gross profit for the year ended February 29, 2008 by $10,939,333 creating and increasing Operating Gains and Losses by the same amount.  There was no effect on the Company’s financial position at February 29, 2008 and no effect on the Company’s loss from operations, net loss, net loss applicable to common stock, net loss per share or cash flows for the year ended February 29, 2008 as a result of this reclassification of financial statement line items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of February 28, 2009, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission ("SEC") reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. These officers have concluded that our disclosure controls and procedures were effective.  Management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting described above, management has identified the following material weakness in the Company's internal control over financial reporting during the period ended February 29, 2008, as described in the fiscal 2008 Form 10-K and below :

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

As a result of the material weakness described above, our management concluded that as of February 29, 2008 , we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

However, during the year ended February 28, 2009, management implemented the following remediation plan and concluded that the Company successfully eliminated the above described material weakness:

The Company interviewed and then engaged a qualified professional service firm to assist in the identification and interpretation of tax compliance and financial reporting matters.  A formalized year-end tax review process was developed; the Company met with the subject-matter experts throughout the year to ensure they  were aware of all transactions that could give rise to tax differences; formal memorandums were generated where appropriate and the team met directly with our registered independent auditing firm to present results.  In order to enhance the knowledge of Company personnel, the Chief Financial Officer attended tax training and made use of other educational opportunities.

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

Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the fiscal year ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors. Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified.

Name	Age	Position
Stan Yakatan	65	Director and Chairman of the Board
John F. Lanzafame	41	Director, Chief Executive Officer
Theodore A. Greenberg	49	Director and Chairman of the Audit Committee
Bonita L. Labosky	66	Director, resigned effective November 11, 2008
Guenter Jaensch	70	Director, resigned effective March 31, 2009
Travis E. Baugh	54	Director, resigned effective April 21,2009
Harold Gubnitsky	46	Director and Chairman of the Compensation Committee
Margaret V. Russell	43	Chief Financial Officer, Secretary and Treasurer
Robert J. Wood	70	Former Chief Financial Officer, Secretary and Treasurer
Stuart MacDonald	60	Former Vice President - Research & Development

The principal occupations and business experience for at least the past five years of each director and executive officer is as follows.

Stan Yakatan is Chairman and Chief Executive Officer of Katan Associates, a private company which he founded in May 1989 that provides advisory services and strategic planning for companies in the life sciences industry. From June 2003 to August 2005, Mr. Yakatan was Chairman and Chief Executive Officer of Grant Life Sciences, a publicly-traded company engaged in the research, development, marketing, and sale of diagnostic kits for the screening, monitoring, and diagnosis of diseases with emphasis on women's health, infectious diseases, and cancers. Mr. Yakatan continues to serve as a Director of Grant Life Sciences. He is also a Director of several privately-held companies in the life sciences industry. From 1968 until he founded Katan Associates in 1989, Mr. Yakatan held various senior executive positions with New England Nuclear Corporation (a division of E.I. DuPont), ICN Pharmaceuticals, Inc., New Brunswick Scientific Co., Inc. and Biosearch. Mr. Yakatan is the Chairman of Biocomm Inc., a venture capital firm, and has founded and served as Chief Executive Officer of numerous entrepreneurial ventures in the biomedical and healthcare sectors. He has served as a strategic advisor to government agencies in Canada and Australia.

John F. Lanzafame joined Biophan in 2004 and was named Interim Chief Executive Officer in October 2007. Previously Mr. Lanzafame served as Vice President - Business Development and President of Nanolution, LLC, the former drug delivery division of Biophan. In 2006, Mr. Lanzafame was promoted to Chief Operating Officer of Biophan and to lead operations and business development for the Company. From 1989 to 2004, Mr. Lanzafame was employed by STS Biopolymers, Inc., a privately held medical device company that marketed high performance polymer-based coatings for the medical device industry, including drug eluting surfaces for devices such as coronary stents and indwelling catheters, serving in a variety of positions from 1989 to 2003 and as President beginning in 2003. Mr. Lanzafame left STS Biopolymers in 2004, following sale of the company to Angiotech Pharmaceuticals.

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

Bonita L. Labosky has, since December 2006, been President and CEO of Cardiac Concepts, Inc., a Minneapolis-based company developing new medical device technologies. From 2000 until December 2006, she was Group Vice President and member of the Executive Committee of Welch Allyn, Inc., a provider of innovative medical diagnostic devices, patient monitoring systems, and external defibrillators. During her tenure at Welch Allyn, Inc., Ms. Labosky also served as a member of the firm's Executive Committee. From 1993 until 2000, she was a Vice President of Medtronic, Inc., serving as General Manager for Heart Failure Management from 1997 through 2000, General Manager for Micro Interventional Systems from 1996 through 1997, and General Manager of the Promeon Division from 1993 through 1997. From 1989 through 1993, she was a research and development director at Medtronic and from 1978 through 1988 she held various management positions (including Vice President and General Manager) with SPSS, Inc. Ms. Labosky joined our Board of Directors in March 2007 and later resigned effective November 11, 2008.

Guenter H. Jaensch, Ph.D. is the former Chairman and CEO of Siemens Pacesetter, Inc., a manufacturer of cardiac pacemakers. During his more than twenty-five years at Siemens, Dr. Jaensch held various senior executive positions prior to running Siemens Pacesetter, including President of Siemens Communications Systems, Inc. from August 1983 to March 1985, Chairman and President of Siemens Corporate Research and Support, Inc., from April 1982 to September 1991 and Chairman and CEO of Siemens Pacesetter, Inc. and Head of the Cardiac Systems Division of Siemens AG Medical Engineering Group from October 1991 to September 1994. In 1994, upon the acquisition of Pacesetter by St. Jude Medical, Inc., he joined St. Jude Medical as Chairman and CEO of Pacesetter, Inc. and retired in 1995 to manage his personal investments. Since December 1997 he has been a director of MRV Communications, a publicly traded company in the fiber optic technology business. Dr. Jaensch has been a director of Biophan since March 2002.  Dr. Jaensch resigned from the board effective March 31, 2009.

Travis E. Baugh is currently President and Chief Operating Officer of Healthpoint, Ltd., a private company based in Ft. Worth, Texas, involved manufacturing and distribution of products in the wound care sector.  Prior to joining Healthpoint in November 2008, Mr. Baugh was the founder, president and chief executive officer of Lifecap Resources, LLC, a consulting firm providing early stage life sciences companies with expertise in a wide range of areas, including capital formation, accounting and finance, evaluation of new technologies, formulating FDA strategy / clinical trial design, and international regulatory strategy. From 1995-2006, Mr. Baugh served as Chief Executive Officer (2005-2006) and Chief Financial Officer (1995-2004) for MicroMed Cardiovascular, Inc., a publicly-traded medical device company focused on the development and marketing of a miniaturized blood pump known as the DeBakey VAD® that is used to treat congestive heart failure.  Mr. Baugh has served on numerous boards and is currently serving on the board of DFB Pharmaceuticals Inc., a private diversified pharmaceutical company based in Texas.  Mr. Baugh resigned from the board effective April 21, 2009.

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

Margaret Russell is a Certified Public Accountant with extensive experience in public accounting and business consulting. Prior to joining Biophan in 2008, Ms. Russell was a Partner at Insero & Company CPA’s, P.C., where she worked with a variety of small public and high growth companies and gained specific knowledge in the software, pharmaceutical, and medical device industries. From 1999 to 2001, Ms. Russell held positions in Assurance and Business Advisory with Arthur Andersen LLP and PricewaterhouseCoopers, LLP. Ms. Russell is a graduate of both St. John Fisher College and SUNY at Fredonia. She is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Robert J. Wood is a Certified Public Accountant with extensive experience in public accounting and business consulting. He began his career at Price Waterhouse & Co. in 1962 after graduating from St. John Fisher College with a B.B.A. in Accounting. From 1973 to 2000, he was consecutively owner/partner of Metzger, Wood & Sokolski, CPAs (through December 1985), Mengel, Metzger, Barr & Co., LLP (through December 1990), and Wood & Company, CPAs, P.C. (through November 2000), all in Rochester, New York. In December 2000, his practice was acquired by a regional CPA firm, Eldredge, Fox and Porretti, LLP and he was engaged in business consulting until joining Biophan as full-time Chief Financial Officer (CFO) in August 2001. Effective March 1, 2004, Mr. Wood was appointed Secretary. Mr. Wood retired January 20, 2006 and continued to consult through July 9, 2007. At that time Mr. Wood returned as CFO when his successor resigned and continued to serve as the Company’s CFO until he retired again on July 14, 2008.  Mr. Wood continues to consult with the Company on an as needed basis and he is a member of the New York State Society of Certified Public Accountants.

Stu MacDonald is experienced in research and development with a broad engineering and science background, emphasizing a systems approach to developing complex technology.  From January 1995 through December 2000, MacDonald was employed at Ortho-Clinical Diagnostics, a Johnson & Johnson company, in Rochester, New York, holding the position of Director-Engineering from 1996 to mid-1997; Vice-President, Clinical Lab Instrumentation R&D from mid-1997; and Vice President, Clinical Lab Instrumentation R&D from mid-1997 through December 2000. He was responsible for overall management of the R&D group, including personnel, administration, and financial performance. He worked at Eastman Kodak Company from 1971 to 1994, rising to the position of Assistant Director, Clinical Diagnostic Research Labs.  Mr. MacDonald has B.S. and Masters of Engineering degrees in Mechanical Engineering from Cornell University. He is licensed as a Professional Engineer by the State of New York, and currently holds 44 US Patents. MacDonald was employed by Biophan as Vice-President of Research and Development in January 2001. Although Mr. MacDonald’s employment with Biophan terminated in September 2008 he continues to serve the Company on a consultancy basis.

There are no family relationships among any of our directors or executive officers.

Corporate Governance Guidelines

Our Board has long believed that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. Our common stock is currently quoted on the OTC Bulletin Board. The OTC Bulletin Board currently does not have any corporate governance rules similar to the NASDAQ Stock Market, Inc., the American Stock Exchange, Inc. or any other national securities exchange or national securities association. However, our Board believes that the corporate governance rules of NASDAQ and AMEX represent good governance standards and, accordingly, during the past year, our Board has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002, the new rules and regulations of the Securities and Exchange Commission and the new listing standards of NASDAQ and AMEX. Biophan has also adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Board Determination of Independence

Under NASDAQ and AMEX rules, generally speaking, a director will only qualify as an "independent director" if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that none of Mr. Greenberg, Mr. Yakatan, Mr. Baugh and Mr. Gubnitsky has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that, consequently, each of these directors is an "independent director" as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules and similar AMEX rules.

The Board held eleven meetings during our fiscal year ended February 28, 2009. The standing committees of the Board are the Audit Committee and the Compensation Committee. The Board does not currently have a nominating committee and has not established any specific procedure for selecting candidates for director. Directors are currently nominated by a majority vote of the Board. There is also no established procedure for stockholder communications with members of the Board or the Board as a whole. However, stockholders may communicate directly with our chief executive officer, chief financial officer or audit committee chairmen. During fiscal 2009, each of the incumbent directors, during his period of service, attended at least 75% of the total number of meetings held by the Board.

Audit Committee

The Audit Committee is currently composed of Mr. Greenberg. During a portion of fiscal 2009, Mr. Baugh was also on the Audit Committee however, he asked to resign due to time constraints that presented themselves following his appointment to his current position with Healthpoint, Ltd.  in November 2008. The responsibilities of the Audit Committee as more fully set forth in the Audit Committee Charter adopted in July 2003 and posted on our website at www.biophan.com, include appointing, retaining, replacing, compensating and overseeing the work of the independent accountants, who report to, and are directly accountable to, the Committee. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally five times during our fiscal year ended February 28, 2009. Each member of the Audit Committee attended all of the meetings during their respective period of service. The Board has determined that Mr. Greenberg meets the qualifications as an "audit committee financial expert" and is "independent".

Compensation Committee

The Compensation Committee is currently composed of Mr. Gubnitsky. Ms. Labosky also served on this committee until her resignation from the Board on November 11, 2008. The responsibilities of the Compensation Committee is more fully set forth in the Compensation Committee Charter adopted in June 2005 and posted on our website at www.biophan.com, include reviewing our compensation policies, establishing executive officer compensation, and administering our stock option plans. The Compensation Committee met informally several times during our fiscal year ended February 28, 2009. Each member of the Compensation Committee attended all of the meetings during their respective period of service. None of the members of our Compensation Committee has ever been our employee.

John Lanzafame serves as a member of the Board, however, not as a member of the Compensation Committee, or other committee serving an equivalent function.

Director Compensation

Directors who are also our employees do not receive additional compensation for serving on the Board. Non-employee directors, for their services as directors, receive cash fee of $2,000 per quarter. During fiscal 2008, Dr. Jaensch received an additional $7,500 for serving as Chairman of the Board. During fiscal 2009, Mr. Yakatan received $2,000 for his services as a director for the first quarter and then received nothing for the remainder of the year in lieu of billing the Company  $60,000 under a contract with Katan Associates, a firm he founded.  In addition to cash compensation, non-employee directors each received 150,000 shares of stock under the 2008 Incentive Plan for their service on the Board during fiscal 2009.  All directors receive reimbursement for their reasonable expenses incurred in attending Board meetings. An additional $3,000 per year is paid to the Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. We maintain directors and officers liability insurance.

The following table shows compensation to directors for the fiscal years ended February 28, 2009 and February 29, 2008:

DIRECTOR COMPENSATION (1)

Name	Fiscal Year	Fees Earned or Paid in Cash ($)		Stock Awards ($) (3)		Option Awards ($) (2)		All Other Compensation ($)		Total ($)
Guenter H.	2009	$8,000		$6,000		$0		$0		$14,000
Jaensch	2008	15,500	(5)	0		130,546	(10)	0		146,046

Theodore A.	2009	12,000	(6)	6,000		0		0		18,000
Greenberg	2008	11,000	(6)	0		36,886	(11)	0		47,866

Stan Yakatan	2009	2,000	(7)	6,000	(7)	0		60,000	(7)	68,000
	2008	8,000		0		96,835	(12)	10,000	(14)	114,835

Bonita L.	2009	6,000	(4)	6,000		0		0		12,000
Labosky	2008	8,000	(8)	0		43,280	(13)	0		51,280

Travis E. Baugh	2009	8,500		6,000		0		0		14,500
	2008	0	(9)	0		0		0		0

Harold	2009	8,000		6,000		0		0		14,000
Gubnitsky	2008	0	(9)			0		0		0

(1) Certain columnar information required by Item 402(k)(2) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal years ended February 28, 2009 and February 29, 2008.

(2) The reported amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended February 28, 2009 and February 29, 2008, in accordance with FAS 123R, of awards pursuant to our Stock Incentive Plans and may include amounts from awards granted both in and prior to the fiscal years ended February 28, 2009 and February 29, 2008. As required, the amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company's performance, stock price fluctuations and applicable vesting.

(3) Represents the approximate fair value of the stock awarded without consideration for any discount attributable to restrictions.

(4) Ms. Labosky resigned from the Board in November 2008.

(5) Includes a $7,500 fee for service as Chairman of the Board and an $8,000 fee for service on the Board; resigned as Chairman of the Board December 2007.

(6) Includes a $3,000 fee for services as Chairman of the Audit Committee.

(7) Mr. Yakatan received $2,000 and 150,000 shares of stock for his services as a director and nothing for his services as the Chairman of the Board in lieu of billing the Company $60,000 under a separate consulting agreement with Katan Associates, a firm Mr. Yakatan founded.

(8) Elected to the Board in March 2007.

(9) Elected to the Board in February 2008.

(10) An option for the purchase of 403,500 shares of common stock at an exercise price of $0.28 per share was granted to Dr. Jaensch on July 27, 2008. At February 28, 2009, Dr. Jaensch held options for the purchase of an aggregate of 1,098,500 shares of common stock, of which options for the purchase of 1,051,000 shares were exercisable.

(11) An option for the purchase of 69,000 shares of common stock at an exercise price of $0.28 per share was granted to Mr. Greenberg on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017. At February 28, 2009, Mr. Greenberg held options for the purchase of an aggregate of 109,000 shares of common stock, all of which were exercisable.

(12) An option for the purchase of 300,000 shares of common stock at an exercise price of $0.28 per share was granted to Mr. Yakatan on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017. At February 28, 2009, Mr. Yakatan held options for the purchase of an aggregate of 340,000 shares of common stock, all of which were exercisable.

(13) An option for the purchase of 40,000 shares of common stock at an exercise price of $0.42 per share was granted to Ms. Labosky on March 9, 2007. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. This option has a termination date of March 9, 2017. In addition, an option for the purchase of 66,000 shares of common stock at an exercise price of $0.28 per share was granted to Ms. Labosky on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017. At February 28, 2009, Ms. Labosky held options for the purchase of an aggregate of 106,000 shares of common stock, of which options for the purchase of 106,000 shares were exercisable.

(14) Other compensation consists of fees for consulting services performed by Mr. Yakatan.

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

POTENTIAL CONFLICTS OF INTEREST

None

LIMITATION OF LIABILITY AND INDEMNIFICATION

As permitted by the Nevada General Corporation Law, we have adopted provisions in our certificate of incorporation and by-laws to be in effect at the closing of this offering that limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

•	any breach of the director's duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

•	any transaction from which the director derived an improper personal benefit.

These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our by-laws provide that:

•	we will indemnify our directors, officers and, in the discretion of our board of directors, certain employees to the fullest extent permitted by the Nevada General Corporation Law; and

•
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

See, “Liquidity” in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the potential adverse affect of certain  indemnification obligations on the Company’s liquidity

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on representations from certain reporting persons, we believe that, with respect to the year ended February 28, 2009, all required Section 16(a) forms were timely filed.

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

(2) Long Term Incentive Compensation

(i) Stock Options, Restricted Stock, and Restricted Stock Units.

As of February 28, 2009, the Company has three equity-based compensation plans, entitled Biophan Technologies, Inc. 2001 Stock Option Plan, Biophan Technologies, Inc. 2006 Incentive Stock Plan, and Biophan Technologies, Inc. 2008 Incentive Stock Plan (the "Plans"), which are stockholder approved. The Plans provide for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options and other stock-based awards to selected consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plans. The Plans are administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plans, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plans.  Non-employee directors receive automatic grants of options for the purchase of 40,000 shares of common stock (i) upon the initial election to the Board of Directors and (ii) at each successive Annual Meeting at which they are re-elected to the Board. Under the 2001 Plan, 13,000,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at February 28, 2009, 739,480 shares were available for future option grants and awards. Under the 2006 Plan, 7,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at February 28, 2009, 76,566 shares were available for future option grants and awards.  Under the 2008 Plan, 10,000,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock award; and 4,698,681 shares were available for future option grants and awards.

To date, option awards have been either in the form of non-qualified stock options or restricted stock granted under the Plans. The Compensation Committee grants these stock-based incentive awards from time to time for the purpose of attracting and retaining key executives, motivating them to attain the Company's long-range financial objectives, and closely aligning their financial interests with long-term stockholder interests and share value.

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

Restricted stock and restricted stock unit awards granted under the Plans may vest (a) solely on the basis of passage of time, (b) solely based on achievement of specified performance criteria or (c) upon the passage of time, subject to accelerated vesting if specified performance criteria are met. The Board of Directors may determine, at the time of grant, that restricted stock or restricted stock unit award being made to an officer will vest solely upon achievement of specified performance criteria designed to qualify for deduction under Section 162(m) of the Code. The performance criteria for each restricted stock or restricted stock unit award intended to so qualify for purposes of Section 162(m) of the Code will be based on one or more of the following measures: sales, earnings per share, return on net assets, return on equity, and other performance measures.

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

(iii) Broad-based Employee Benefits

As employees, our Named Executive Officers have the opportunity to participate in a number of benefits programs that are generally available to all eligible employees. These benefits include:

•	Healthcare Plans— includes medical benefits, dental benefits, behavioral health program, vision and hearing care program, and wellness programs.

•	Disability Plans— includes short-term and long-term disability income plans.

•	Investing Plans— includes a 401(k) plan.

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

SUMMARY COMPENSATION TABLE (1)

The table set forth below summarizes the compensation paid to our named executive officers during the years ended February 28, 2009 and February 29, 2008.

Name and Principal Position	Year	Salary		Bonus(2)		Stock Awards	Option Awards		All Other Compensation(4)		Total

John F. Lanzafame, CEO	2009	$202,500	(9)	$0		0	$0		$0		$202,500
Vice-President and COO	2008	$188,419		$100,000	(5)	0	$335,600	(6)	$0		$623,919

Stuart G. MacDonald	2009	$102,957		$0		0	$0		$27,875	(3)	$130,832
Vice-President - Research	2008	$175,000		$0		0	$152,600	(7)	$0		$327,600

Margaret V. Russell	2009	$98,365		$0		0	$27,200	(8)	$0		$125,565
Secretary, Treasurer and Chief Financial Officer

(1) Certain columnar information required by Item 402(c)(2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during fiscal years ended February 28, 2009 and February 29, 2008.
(2) No bonus was paid to any named executive officer, except as noted. The Company does not have a formal bonus plan, but the Compensation Committee  from time to time has awarded cash bonuses to employees in recognition of exceptional service.
(3) Compensation paid to Mr. MacDonald after his termination in September 2008, in accordance with terms of an independent consulting agreement.
(4) Unless otherwise indicated, the aggregate amount of perquisites and other personal benefits given to each of the named executive officers valued at the actual cost to the Company was less than $10,000. These amounts consist of contributions made by the Company to the 401(k) Plan and premiums for long-term disability for the chief executive officer.
(5) A bonus was awarded to Mr. Lanzafame for his efforts in concluding the Medtronics and Myotech Agreements
(6) An option for the purchase of 895,000 shares of common stock at an exercise price of $0.28 per share was granted to Mr. Lanzafame on July 27, 2007. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017. Mr. Lanzafame also received an option for the purchase of 500,000 shares of common stock at an exercise price of $0.17 on September 10, 2007 with 250,000 vesting immediately. The remaining options vested and became exercisable on September 10, 2008. This option has a termination date of September 10, 2017.
(7) An option for the purchase of 545,000 shares of common stock at an exercise price of $0.28 per share was granted to Mr. MacDonald on July 27, 2008. This option became fully vested and exercisable immediately. This option has a termination date of July 27, 2017.
(8) An option for the purchase of 1,700,000 shares of common stock at an exercise price of $0.016 per share was granted to Ms. Russell on July 15, 2008.  425,000 shares vested immediately and the remaining vest in three equal annual installments.
(9)  Includes $23,477 deferred salary through February 28, 2009.

Grants of Plan Based Awards

The following table summarizes information concerning stock options granted to the named executive officers during the last completed fiscal year ended February 28, 2009:

Name	Number of Securities Underlying Options/SARS Granted (#)	Percent of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

John F. Lanzafame	0	N/A	N/A	N/A

Stuart G. MacDonald	0	N/A	N/A	N/A

Margaret V. Russell	1,700,000	100%	$0.02	7/15/18

Outstanding Equity Awards at Fiscal Year End

The following table presents the number and values of exercisable and unexercisable options at February 28, 2009:

	Option Awards (1)
	Number of		Number of
	Securities		Securities
	underlying		underlying
	Unexercised		Unexercised
	Options		Unearned Options		Option
	(#)		(#)		Exercise	Option
	Exercisable		Unexercisable		Price	Expiration
Name	(Vested)		(Unvested)		($)	Date

John F. Lanzafame	100,000	(2)	0		$0.67	07/19/2014
	150,000	(3)	0		0.74	09/03/2014
	240,000	(4)	60,000	(4)	1.80	3/15/2015
	275,000	(5)	0		1.56	01/06/2016
	895,000	(11)	0		.28	07/27/2017
	500,000	(6)			.17	09/10/2017

Stuart G. MacDonald	100,000	(7)	0		0.50	01/01/2011
	100,000	(8)	0		0.43	07/16/2012
	200,000	(2)	0		0.18	10/31/2013
	340,000	(9)	85,000	(9)	0.97	05/10/2014
	25,000	(10)	0		2.60	05/27/2015
	545,000	(11)	0		.28	07/27/2017

Margaret V. Russell	425,000	(12)	1,275,000		.02	07/15/2018

(1) Certain columnar information required by Item 402(n) (2) of Regulation S-K has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during fiscal year ended February 28, 2009.

(2) These stock options were granted on July 19, 2004. This option vested and became exercisable in four equal annual installments with the first installment vesting July 19, 2004.

(3) These stock options were granted September 3, 2004. This option vested and became exercisable in four equal annual installments with the first installment vesting September 3, 2004.

(4) These stock options were granted on March 10, 2005. This option becomes vested and exercisable after the following contingencies are met.

a. 90,000 options upon completion of a financing deal vest and became exercisable in three equal semi-annual installments with the first installment vesting March 15, 2005,
b. 150,000 options upon completion of a substantial licensing and/or strategic transaction vest and became exercisable in three equal semi-annual installments with the first installment vesting March 15, 2005, and
c. 60,000 options upon completion of a listing on a major exchange vest and becomes exercisable in three equal semi-annual installments with the first installment vesting on the date of completion.

(5) These stock options were granted on January 6, 2006. This option vested and became exercisable in three equal annual installments with the first installment vesting on January 6, 2007.

(6) These stock options were granted on September 10, 2007. One-half vested and became exercisable immediately and the remainder vested and became exercisable in one year.

(7) These stock options were granted January 1, 2001. This option vested and became exercisable in five equal annual installments with the first installment vesting January 1, 2002.

(8) These stock options were granted July 16, 2002. This option vested and became exercisable on December 31, 2002.

(9) These stock options were granted on May 10, 2004. This option vested and became exercisable after the following contingencies are met.

a. 127,500 options upon completion of a financing deal vest and became exercisable in three equal semi-annual installments with the first installment vesting March 15, 2005,
b. 212,500 options upon completion of a substantial licensing and/or strategic transaction, vest and became exercisable in three equal semi-annual installments with the first installment vesting March 15, 2005, and
c. 85,000 options upon completion of a listing on a major exchange vest and becomes exercisable in three equal semi-annual installments with the first installment vesting on the date of completion.

(10) These stock options were granted May 27, 2005. This option vested and became exercisable on May 27, 2005.

(11) These stock options were granted July 27, 2007. They vested and became exercisable immediately.

(12) These stock options were granted on July 15, 2008.  This option vests and becomes exercisable in four equal annual installments with the first installment vesting on July 15, 2008.

Options Exercised and Stock Vested

No named executive officer exercised options in the fiscal years ended February 28, 2009 or February 29, 2008. Options held by the following named executive officers vested during the years ended:

	February 28,	February 29,
	2009	2008
John F. Lanzafame	826,667	1,299,167
Stuart G. MacDonald	0	545,000
Margaret V. Russell	425,000	N/A

Employment Agreements

John F. Lanzafame, President and Chief Executive Officer, former Chief Operating Officer and Vice President of Business Development entered into a separate employment agreement with Biophan.

The employment agreement for Mr. Lanzafame is terminable by either us or the employee upon 30 days' notice or immediately by us for cause (as defined in the employment agreements) or upon the death or disability of the employee. However, Mr. Lanzafame is entitled to receive severance equal to six months' base salary payable in three equal installments within fifteen (15), thirty (30) and sixty (60) days following termination in the event that Mr. Lanzafame is terminated by us within ninety (90) days following a change in control. In addition, under such circumstances Mr. Lanzafame will be immediately vested in any options, warrants, retirement plan or agreements then in effect.

For purposes of the employment agreement for Mr. Lanzafame "change in control" means (1) on the date of the merger or consolidation of Biophan with another entity where the members of the Board of Directors, immediately prior to the merger or consolidation, would not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation; (2) on the date of the sale or other disposition of all or substantially all of the assets of Biophan.

In the event of termination for cause, all unexercised warrants and options held by Mr. Lanzafame, whether or not vested, will be canceled and he will not be eligible for severance payments. In the event of voluntary termination, all vested warrants and options remain exercisable for the life of the applicable agreement.

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

John F. Lanzafame
President - Chief Executive Officer (Former Business Development, Chief Operating Officer)

	Voluntary
	Termination
Executive Benefits and Payments Upon	Good Reason or	Disability or	Involuntary Termination		Change in
Termination(1)	Retirement	Death	For Cause	Not For Cause	Control
Compensation
Severance(2)	0	0	0	0	$109,000
Benefits and Perquisites(3)
401(k) Match(4)	0	0	0	3,960
Health Insurance(5)	0	0	0	4,600
Long-Term Disability premiums(5)	0	0	0	240

(1) For purposes of this analysis, we assume that the Named Executive Officer's compensation is: John Lanzafame’s current base salary of $218,000.
(2) Severance is calculated as follows: John Lanzafame receives six (6) months of base salary for Involuntary Termination-Change in Control.
(3) Payments associated with benefits and perquisites are limited to the items listed. No other continuation of benefits or perquisites occurs under the termination scenarios listed.
(4) 401(k) Employer Match is calculated on salary paid as per Safe Harbor provision of the 401(k) Plan up to the maximum allowable contribution.
(5) Health Insurance and Long-Term Disability continuation is calculated as John Lanzafame at six (6) months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF COMMON STOCK BY DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS

The following table sets forth the beneficial ownership information of our common stock at May 28, 2009, for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock

•	each named executive officer;

•	each of our directors; and

•	all of our named executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned. We have based our calculation of the percentage of beneficial ownership on 238,362,184 shares of common stock outstanding on May 28, 2009.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of May 28, 2009. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

			Beneficially
	Shares		Owned
Beneficial Owner	Number		Percent
Directors:
Theodore A. Greenberg
530 F Grand Street
New York, NY 10002	259,000	(1)	*

Harold R.Gubnitsky
17351 SW 58th Street
Southwest Ranches, FL 33331	150,000	(1)	*

Stan Yakatan
155 Lyndon Street - First Court
Hermosa Beach, CA 90524	500,000	(2)	*

Named Executives:
John F. Lanzafame
124 S. Main Street
Pittsford, NY 14534	3,160,000	(4)	1.31%

Margaret V. Russell
594 Adams Road
Webster, NY 14580	1,100,000	(3)	*

All Directors and Named Executive Officers as a Group (5 persons)	5,169,000	(5)	2.12%

(1) Includes shares issuable upon exercise of currently-exercisable options and includes 150,000 shares of restricted stock awarded in March 2008.

(2) Includes 340,000 shares issuable upon exercise of currently-exercisable options and 150,000 shares of restricted stock awarded in March 2008, held by Mr. Yakatan.

(3) Includes 425,000 shares issuable upon exercise of currently-exercisable options, 425,000 shares issuable upon exercise of options that will vest within 60 days of May 28, 2009, and 250,000 shares held by Ms. Russell.

(4) Includes 2,160,000 shares issuable upon exercise of currently-exercisable options and 1,000,000 shares held by Mr. Lanzafame.

(5) Includes shares issuable upon exercise of options, and restricted stock as described in notes 1 through 6 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Michael L. Weiner, our former President and Chief Executive Officer, who resigned on October 3, 2007, is the Manager and a 42.7% equity member of Technology Innovations, LLC., a 57% equity member of Biomed Solutions, LLC. The Company had affiliations with these two entities by virtue of common senior management personnel and stock ownership. During the years ended February 28, 2009 and February 29, 2008, the Company charged Biomed and TI for services of certain Company personnel. The total of these charges was $116,884 and $91,939, respectively. The Company also charges Biomed and TI for expenses allocable to and paid on their behalf. During the years ended February 28, 2009 and February 29, 2008, expenses paid by the Company on their behalf was approximately $20,391 and $85,445, respectively. At February 28, 2009 and February 29, 2008, the combined balance due from these related parties was $0 and $34,625, respectively  As described in Note 6 on the consolidated financial statements,  the Company also has outstanding line of credit borrowings with Biomed Solutions, LLC.

Katan Associates, Inc. of which Stan Yakatan, a Director of the Company is an owner, billed the Company $60,000, and $30,000 during the years ended February 28, 2009 and February 29, 2008, respectively, for consulting services.

Wood and Company CPA, PC of which Robert J. Wood, the former Chief Financial Officer of the Company is an owner, billed the Company $48,774 and $98,000 during the years ended February 28, 2009 and February 29, 2008, respectively, for consulting services.

Pursuant to a policy adopted by resolution of our Board of Directors, all transactions with affiliates must be approved by the disinterested members of our Board of Directors, based on a determination that such transactions are on terms no less favorable to us than would prevail in arms-length transactions with unaffiliated parties under similar circumstances. All transactions with our affiliates during the fiscal year ended February 28, 2009 were approved in accordance with this policy.

Director Independence

Although we are not subject to the rules or requirement of the American Stock Exchange (“AMEX”), we have, generally speaking, looked to those rules for guidance as to which members of our Board qualify as “independent directors.” Under these rules, an “independent director” is a person, other than an officer or employee of the Company or any parent or subsidiary, who has been affirmatively determined by our Board of Directors not to have a material relationship with us that would interfere with the exercise of independent judgment. As determined by AMEX, the following persons would not be deemed independent:

a)	a director who is, or during the past three years was, employed by the Company or by any parent or subsidiary of the Company, other than prior employment as an interim Chairman or CEO;
b)
a director who accepts or has an immediate family member who accepts any payments from the Company or any parent or subsidiary of the Company in excess of $100,000 during the current or any of the past three fiscal years, other than compensation for board service, compensation paid to an immediate family member who is a non-executive employee, non-discretionary compensation, certain requirement payments and a limited number of other specified types of payments;

c)
a director who is an immediate family member of an individual who is, or has been in any of the past three years, employed by the Company or any parent or subsidiary of the Company as an executive officer;

d)
a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

e)
a director who is, or has an immediate family member who is, employed as an executive officer or any other entity where at any time during the most recent three fiscal years any of the Company’s executive officers serve on that entity’s compensation committee; and Company’s audit at any time during any of the past three years.

As of February 28, 2009 our Board has determined that each of Messrs.Yakatan, Greenberg, Baugh, Gubnitsky, and Jaensch is an “independent director.” As of the date of this filing, there is only one director, who is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective September 14, 2007, for the filing of the August 31, 2007 Form 10-Q, Freed, Maxick & Battaglia, CPAs, PC (FMB) became our independent auditors. The fees billed to us for services were as follows:

Audit Fees

This category consists of fees for the audit of financial statements included in our annual report Form 10-K, the review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditor in connection with the statutory and regulatory filings or engagement for the fiscal periods indicated above. For the year ended February 28, 2009, FMB's estimated fees for the audit and review of the quarterly reports is approximately $74,000.

Audit-Related Fees

This category consists if assurance and related services by the independent auditor that are reasonably related to the performance of the audit and review of financial statement and not reported under audit fees. It also includes fees incurred in connection with the issuance of consents to related SEC registration statements, our current reports on Form 8-K . For the year ended February 28, 2009, FMB billed us $7,100.

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

10.34
Settlement agreement between Biophan Technologies Inc., Biophan Europe GmbH, Tomovation GmbH and Andreas Melzer as of 4 April / 7 April / 17 April 2009, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on April 24, 2009

10.35
Settlement agreement between Biophan Technologies Inc. and aMRIs Patente Verwaltungs GmbH & Co. KG (AMP), AMRIS Patente GmbH (AMRIS), Tomovation GmbH and Michael Friebe as of 4 April / 7 April / 17 April 2009, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on April 24, 2009

10.36
Addendum No 2 and Ratification to the AMP-Biophan License Agreement of February 24, 2005 as of 4 April / 7 April / 17 April 2009, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on April 24, 2009

16.1	Letter regarding change in accountant from Goldstein Golub Kessler LLP	(64)

21.1	Subsidiaries	(59)

23.1	Consent of Sichenzia Ross Friedman Ference LLP (See Exhibit 5.1)

23.2	Consent of Goldstein Golub Kessler LLP	(65)

23.3	Consent of Freed Maxick & Battaglia, PC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	*

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	*

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
(61) Incorporated by reference to Exhibit 5.1 to Form S-8, filed March 24, 2008.
(62) Incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, filed October 25, 2007.
(63) Incorporated by reference to Exhibit 10.1 to Form 8-K, Filed November 9, 2007.
(64) Incorporated by reference to Exhibit 16.1 to Form 8-K, filed on September 13, 2007.
(65) Incorporated by reference to Exhibit 23.2 to Form 10-K, for the year ended February 29, 2008 filed on June 13, 2008.